Form 10-Q
period 2021-06-30
Rallybio Corp
filed 2021-09-09
CIK 1739410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 001-40693

RALLYBIO CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-1083789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
234 Church Street, Suite 1020 New Haven, CT	06510
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 859-3820

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	RLYB	The NASDAQ Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of September 8, 2021, the registrant had 32,129,970 shares of common stock, $0.0001 par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:

•
the timing of our planned clinical trial application submission for RLYB116;
•
the initiation, timing, progress, results, and cost of our research and development programs, and our current and future preclinical and clinical studies, including statements regarding the timing of initiation and completion of our clinical trials for RLYB211, RLYB212, and RLYB116, and the natural history study for our FNAIT prevention program, and related preparatory work, and the period during which the results of the trials will become available;
•
the success, cost and timing of our clinical development of our product candidates, including RLYB212, RLYB116 and RLYB114;
•
the timing of our planned nomination of a compound for our ENPP1 program under our joint venture with Exscientia;
•
our ability to initiate, recruit and enroll patients in and conduct our clinical trials at the pace that we project;
•
our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations or warnings in the label of any of our product candidates, if approved;
•
our ability to compete with companies currently marketing or engaged in the development of treatments for diseases that our product candidates are designed to target, including PNH and gMG;
•
our reliance on third parties to conduct our clinical trials;
•
our reliance on third parties to manufacture drug substance for use in our clinical trials;
•
the size and growth potential of the markets for RLYB212, RLYB116, RLYB114 and any of our current product candidates or other product candidates we may identify and pursue, and our ability to serve those markets;
•
our ability to expand our pipeline through collaborations, partnerships and other transactions with third parties;
•
our ability to identify and advance through clinical development any additional product candidates;
•
the commercialization of our current product candidates and any other product candidates we may identify and pursue, if approved, including our ability to successfully build commercial infrastructure or enter into collaborations with third parties to market our current product candidates and any other product candidates we may identify and pursue;
•
our ability to retain and recruit key personnel;
•
our ability to obtain and maintain adequate intellectual property rights;
•
our expectations regarding government and third-party payor coverage and reimbursement;
•
our estimates of our expenses, ongoing losses, capital requirements and our needs for or ability to obtain additional financing;
•
our expected uses of the net proceeds from our initial public offering;
•
the potential benefits of strategic collaboration agreements, our ability to enter into strategic collaborations or arrangements, including potential business development opportunities and potential licensing partnerships, and our ability to attract collaborators with development, regulatory and commercialization expertise;
•
our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012;
•
our financial performance;
•
developments and projections relating to our competitors or our industry; and

i

•
other risks and uncertainties, including those listed under the section titled “Risk Factors.”

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under the sections in this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as guarantees of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual future results, levels of activity, performance and events and circumstances could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risks and uncertainties may emerge from time to time, and it is not possible for management to predict all risks and uncertainties. Except as required by applicable law, we are not obligated to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Trademarks

We use Rallybio as a trademark in the United States and/or in other countries. This Quarterly Report on Form 10-Q contains references to our trademark and to those belonging to other entities, including Affibody®. Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

Risk Factor Summary

Our business is subject to a number of risks that are discussed more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q. These risks include the following:

•
We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the foreseeable future. We have not commercialized any products and have never generated revenue from the commercialization of any product. We are not currently profitable, and we may never achieve or sustain profitability;
•
We will require significant additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of RLYB212, RLYB116 or any additional product candidates we may develop;
•
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates;
•
The ongoing COVID-19 pandemic in the United States and other countries has resulted in and may further result in disruptions to our preclinical studies, clinical trials, manufacturing and other business operations, which could adversely affect our business and the market price of our common stock;
•
We are heavily dependent on the success of RLYB212 and RLYB116, which are in preclinical IND-enabling activities. If we are not able to develop, obtain regulatory approval for, or successfully commercialize our product candidates, or if we experience significant delays in doing so, our business will be materially harmed;
•
We may not be successful in our efforts to identify additional product candidates. Due to our limited resources and access to capital, we must prioritize development of certain product candidates, the choice of which may prove to be wrong and adversely affect our business;
•
Preclinical studies and clinical trials are expensive, time consuming, and difficult to design and implement, and involve uncertain outcomes. Any product candidates that we advance into clinical trials may not achieve favorable results in later clinical trials, if any, or receive marketing approval. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates;

•
Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control, including our focus on rare diseases;
•
Results of preclinical studies, clinical trials, or analyses that we may announce or publish from time to time, may not be indicative of results obtained in later trials, and any interim results we may publish could be different than final results;
•
Any product candidates that we develop or the administration thereof, may cause serious adverse events or undesirable side effects, which may halt their clinical development, delay or prevent marketing approval, or, if approved, require them to be taken off the market, include safety warnings, or otherwise limit their sales;
•
The regulatory approval processes of the U.S. Food and Drug Administration (the "FDA"), the European Medicines Agency (the "EMA"), and comparable foreign regulatory authorities are lengthy, time- consuming, and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for RLYB212, RLYB116 or any of our other product candidates, our business will be substantially harmed;
•
Our product candidates target rare diseases and conditions, and the market opportunities for RLYB212 and RLYB116, if approved, may be smaller than we anticipate. As a result, our commercial opportunity may be limited and because the target populations of our product candidates are for rare diseases, we must be able to successfully identify patients and capture a significant market share to achieve profitability and growth;
•
The FDA, EMA or other comparable foreign regulatory authorities could require the clearance or approval of an in vitro diagnostic or companion diagnostic device as a condition of approval for any product candidate that requires or would commercially benefit from such tests. Failure to successfully validate, develop and obtain regulatory clearance or approval for companion diagnostics on a timely basis or at all could harm our drug development strategy and we may not realize the commercial potential of any such product candidate;
•
We face significant competition from biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively;
•
We intend to continue to acquire or in-license rights to additional product candidates or collaborate with third parties for the development and commercialization of our product candidates. We may not succeed in identifying and acquiring businesses or assets, in-licensing intellectual property rights or establishing and maintaining collaborations, which may significantly limit our ability to successfully develop and commercialize our other product candidates, if at all, and these transactions could disrupt our business, cause dilution to our stockholders or reduce our financial resources; and
•
If we are unable to obtain, maintain and enforce patent protection for our technology and product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully develop and commercialize our technology and product candidates may be adversely affected.

The foregoing is only a summary of some of our risks. For a more detailed discussion of these and other risks you should consider before making an investment in our common stock, see “Risk Factors.”

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

RALLYBIO HOLDINGS, LLC AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except unit and per unit amounts)	JUNE 30, 2021	DECEMBER 31, 2020
Assets
Current assets:
Cash and cash equivalents	$112,729	$140,233
Prepaid expenses and other assets	5,702	1,028
Total current assets	118,431	141,261
Property and equipment, net	306	287
Investment in joint venture	1,360	310
Total assets	$120,097	$141,858
Liabilities and members’ deficit
Current liabilities:
Accounts payable	$2,622	$1,579
Accrued expenses	4,786	4,264
Total current liabilities	7,408	5,843
Accrued expenses long-term	27	12
Total liabilities	7,435	5,855
Commitments and contingencies (Note 7)
Redeemable convertible preferred units:
Series A preferred units, no par value, 33,478,255 units authorized, issued and outstanding as of June 30, 2021 and December 31, 2020; liquidation preference of $37,600 as of June 30, 2021 and December 31, 2020	37,141	37,141
Series B preferred units, no par value, 104,442,965 units authorized, issued and outstanding as of June 30, 2021 and December 31, 2020; liquidation preference of $145,204 as of June 30, 2021 and December 31, 2020	144,886	144,886
Members’ deficit:
Common units, no par value, 5,700,000 issued and outstanding as of June 30, 2021 and December 31, 2020	536	452
Incentive units, 20,869,704 and 6,865,704 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1,515	538
Accumulated deficit	(71,416)	(47,014)
Total members’ deficit	(69,365)	(46,024)
Total liabilities, redeemable convertible preferred units, and members’ deficit	$120,097	$141,858

See accompanying notes of the condensed consolidated financial statements

RALLYBIO HOLDINGS, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands, except units and per unit amounts)	2021	2020	2021	2020
Operating Expenses:
Research and development	$6,818	$3,092	$15,855	$5,005
General and administrative	3,712	1,570	7,499	3,501
Total operating expenses	10,530	4,662	23,354	8,506
Loss from operations	(10,530)	(4,662)	(23,354)	(8,506)
Other income (expenses):
Interest income	13	47	30	102
Interest expense	—	(12)	(10)	(24)
Other (expense) income	(142)	69	(118)	121
Total other (expense) income, net	(129)	104	(98)	199
Loss before income taxes	(10,659)	(4,558)	(23,452)	(8,307)
Income tax benefit	—	—	—	(16)
Loss on investment in joint venture	468	335	950	483
Net loss and comprehensive loss	$(11,127)	$(4,893)	$(24,402)	$(8,774)
Net loss attributable to common units	$(11,127)	$(4,893)	$(24,402)	$(8,774)
Net loss per common unit, basic and diluted	$(2.80)	$(1.85)	$(6.77)	$(3.81)
Weighted average common units outstanding, basic and diluted	3,978,054	2,643,750	3,603,193	2,304,385

See accompanying notes of the condensed consolidated financial statements

RALLYBIO HOLDINGS, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Units and Members’ Deficit

(Unaudited)

For the Three Months Ended June 30, 2020 and 2021	SERIES A REDEEMABLE CONVERTIBLE PREFERRED UNITS		SERIES B REDEEMABLE CONVERTIBLE PREFERRED UNITS		COMMON UNITS		INCENTIVE UNITS		ACCUMULATED	TOTAL MEMBERS’
(in thousands, except unit amounts)	UNITS	AMOUNT	UNITS	AMOUNT	UNITS	AMOUNT	UNITS	AMOUNT	DEFICIT	DEFICIT
March 31, 2020	33,478,255	$37,141	61,457,763	$90,857	5,700,000	$300	1,633,000	$91	$(24,448)	$(24,057)
Issuance of Series B Redeemable Convertible Preferred Units, net of issuance costs of $71	—	—	42,985,202	54,029	—	—	—	—	—	—
Incentive unit-based compensation	—	—	—	—	—	—	225,000	39	—	39
Common unit-based compensation	—	—	—	—	—	55	—	—	—	55
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(4,893)	(4,893)
Balance, June 30, 2020	33,478,255	$37,141	104,442,965	$144,886	5,700,000	$355	1,858,000	$130	$(29,341)	$(28,856)

March 31, 2021	33,478,255	$37,141	104,442,965	$144,886	5,700,000	$494	19,934,704	$1,018	$(60,289)	$(58,777)
Incentive unit-based compensation	—	—	—	—	—	—	935,000	497	—	497
Common unit-based compensation	—	—	—	—	—	42	—	—	—	42
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(11,127)	(11,127)
Balance, June 30, 2021	33,478,255	$37,141	104,442,965	$144,886	5,700,000	$536	20,869,704	$1,515	$(71,416)	$(69,365)

For the Six Months Ended June 30, 2020 and 2021	SERIES A REDEEMABLE CONVERTIBLE PREFERRED UNITS		SERIES B REDEEMABLE CONVERTIBLE PREFERRED UNITS		COMMON UNITS		INCENTIVE UNITS		ACCUMULATED	TOTAL MEMBERS’
(in thousands, except unit amounts)	UNITS	AMOUNT	UNITS	AMOUNT	UNITS	AMOUNT	UNITS	AMOUNT	DEFICIT	DEFICIT
December 31, 2019	33,478,255	$37,141	—	$—	5,700,000	$230	1,633,000	$56	$(20,567)	$(20,281)
Issuance of Series B Redeemable Convertible Preferred Units, net of issuance costs of $319	—	—	104,442,965	144,886	—	—	—	—	—	—
Incentive unit-based compensation	—	—	—	—	—	—	225,000	74	—	74
Common unit-based compensation	—	—	—	—	—	125	—	—	—	125
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(8,774)	(8,774)
Balance, June 30, 2020	33,478,255	$37,141	104,442,965	$144,886	5,700,000	$355	1,858,000	$130	$(29,341)	$(28,856)

December 31, 2020	33,478,255	$37,141	104,442,965	$144,886	5,700,000	$452	6,865,704	$538	$(47,014)	$(46,024)
Incentive unit-based compensation	—	—	—	—	—	—	14,004,000	977	—	977
Common unit-based compensation	—	—	—	—	—	84	—	—	—	84
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(24,402)	(24,402)
Balance, June 30, 2021	33,478,255	$37,141	104,442,965	$144,886	5,700,000	$536	20,869,704	$1,515	$(71,416)	$(69,365)

See accompanying notes of the condensed consolidated financial statements

RALLYBIO HOLDINGS, LLC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	SIX MONTHS ENDED JUNE 30,
(in thousands)	2021	2020
Cash Flows from Operating Activities
Net loss	$(24,402)	$(8,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48	27
Equity based compensation	1,061	199
Loss on investment in joint venture	950	483
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,249)	(679)
Accounts payable	787	(449)
Accrued expenses	(970)	38
Net cash used in operating activities	(24,775)	(9,155)
Cash Flows used in Investing Activities:
Purchase of property and equipment	(66)	(8)
Investment in joint venture	(2,000)	(1,585)
Net cash used in investing activities	(2,066)	(1,593)
Cash Flows from Financing Activities:
Issuance of Series B preferred units	—	145,205
Preferred unit issuance costs	—	(307)
Payments of deferred offering costs	(663)	—
Net cash (used in) provided by financing activities	(663)	144,898
Net (decrease) increase in cash and cash equivalents	(27,504)	134,150
Cash and cash equivalents—beginning of period	140,233	19,458
Cash and cash equivalents—end of period	$112,729	$153,608
Supplemental Disclosures of Noncash Investing and Financing Activities:
Deferred offering costs in accounts payable and accrued expenses	$1,762	$—
Property and equipment in accounts payable and accrued expenses	$15	$6
Series B preferred unit issuance costs in accounts payable and accrued expenses	$—	$12

See accompanying notes of the condensed consolidated financial statements

RALLYBIO HOLDINGS, LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1. BUSINESS AND LIQUIDITY

As of June 30, 2021, Rallybio Holdings LLC (“Rallybio Holdings”) held 100% of the outstanding common stock of Rallybio Corporation. Rallybio Holdings had no activities other than its ownership in Rallybio Corporation. Rallybio Corporation held 100% of the outstanding membership units in four wholly-owned subsidiaries—Rallybio, LLC, Rallybio IPA, LLC, Rallybio IPB, LLC, and IPC Research, LLC (collectively, the “Company”). The Company is a clinical-stage biotechnology company built around a team of seasoned industry experts with a shared purpose and a track record of success in discovering, developing, manufacturing, and delivering therapies to meaningfully improve the lives of patients suffering from severe and rare diseases.

In August 2021, the Company completed its initial public offering (“IPO”), pursuant to which it issued and sold 7,130,000 shares of the Company’s common stock, inclusive of 930,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $13.00 per share. The gross proceeds from the IPO, including the exercise of the underwriter's option to purchase additional shares were $92.7 million and the net proceeds were approximately $83.2 million, after deducting underwriting discounts and commissions and other offering expenses.

Prior to the IPO, the Company operated as Rallybio Holdings, a Delaware limited liability company which was incorporated in Delaware on March 22, 2018 and held 100% of the outstanding membership units in five wholly-owned subsidiaries; Rallybio, LLC, Rallybio IPA, LLC, Rallybio IPB, LLC, Rallybio, IPD, LLC, and IPC Research, LLC prior to the IPO and it's liquidation. On June 30, 2021, the Company completed a series of transactions pursuant to which (i) Rallybio IPD, LLC, a direct subsidiary of Rallybio Holdings that was formed in Delaware in May 2020, was converted from a Delaware limited liability company to a Delaware corporation and changed its name to Rallybio Corporation (the "Corporation"), and (ii) four direct subsidiaries of the Corporation, each a Delaware limited liability company, or collectively the Merger Subs, each consummated a separate merger with one of Rallybio Holdings direct subsidiaries, other than Rallybio IPD, LLC, or collectively the Asset Subsidiaries, with the Asset Subsidiaries surviving the mergers and Rallybio Holdings receiving common stock of the Corporation in exchange for its interest in each Asset Subsidiary, which resulted in the Asset Subsidiaries becoming subsidiaries of the Corporation and the Corporation becoming the only direct subsidiary of Rallybio Holdings. On July 28, 2021, immediately prior to the completion of the IPO, Rallybio Holdings liquidated and distributed 100% of the capital stock of the Corporation, consisting solely of common stock, to the unitholders of Rallybio Holdings. The liquidation of Rallybio Holdings and distribution of the capital stock of the Corporation to the unitholders of Rallybio Holdings is referred to as the “Liquidation” and to the Liquidation and these other transactions collectively referred to as the “Reorganization.” As a result of the Reorganization, the unitholders of Rallybio Holdings became the holders of common stock of the Corporation, and the Company's condensed consolidated financial statements are subsequently reported from the Corporation.

Except as disclosed in this Quarterly Report on Form 10-Q, the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2021 and 2020 and the notes thereto, and other financial information included in this Quarterly Report on Form 10-Q are those of Rallybio Holdings and do not give effect to the Reorganization.

Rallybio Holdings had cash and cash equivalents of $112.7 million at June 30, 2021. Rallybio Holdings currently expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date the condensed consolidated financial statements are issued. However, we do not anticipate that the current cash and cash equivalents as of June 30, 2021 combined with our net proceeds from our IPO in August of 2021, will be sufficient for us to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates, if approved. We may satisfy our future cash needs through the sale of equity securities, debt financings, working capital lines of credit, corporate collaborations or license agreements, grant funding, interest income earned on invested cash balances or a combination of one or more of these sources.

In March 2020, the World Health Organization characterized the novel coronavirus as a global pandemic. Although there is significant uncertainty as to the likely effects this disease may have in the future, to date there has not yet been a significant impact to the Company’s operations or financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

Unaudited Financial Information— The unaudited condensed consolidated financial statements of Rallybio Holdings have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of Rallybio Holdings, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the financial position and results of operations for the reported interim periods. Rallybio Holdings considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

Rallybio Holdings reviews new accounting standards as issued. As of June 30, 2021 Rallybio Holdings has not identified any new standards that it believes will have a significant impact on the financial statements of Rallybio Holdings. However, Rallybio Holdings is still evaluating the impact of adopting ASU 2016-02, Leases on its condensed consolidated financial statements.

There were no changes to significant accounting policies of Rallybio Holdings during the six months ended June 30, 2021 other than noted below.

These accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020 and notes thereto contained in the Company’s final prospectus for its IPO filed with the SEC on July 30, 2021 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “IPO Prospectus”).

Deferred Offering Costs—Rallybio Holdings capitalizes incremental legal, professional accounting and other third-party fees that are directly associated with the IPO as other current assets until the IPO is consummated. After consummation of the IPO, these costs will be recorded as a reduction of additional paid-in-capital generated as a result of the offering. As of June 30, 2021, there were deferred offering costs of approximately $2.4 million included in prepaid expenses and other assets. The IPO was completed in August of 2021 and all deferred offering costs were subsequently recorded within stockholder's equity of the Corporation as a reduction of additional paid-in-capital generated from the offering.

3. ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2021 and December 31, 2020:

(in thousands)	JUNE 30, 2021	DECEMBER 31, 2020
Professional fees	$1,628	$185
Research and development	1,423	1,065
Employee expenses	1,321	1,912
Other	414	112
Asset purchase obligation	—	990
	$4,786	$4,264

4. REDEEMABLE CONVERTIBLE PREFERRED UNITS

Preferred Units—In April 2018, Rallybio Holdings entered into a Series A Preferred Stock Purchase Agreement (the “Series A Agreement”) with a total potential aggregate purchase price of $37.0 million. Under the terms of the Series A Agreement, Rallybio Holdings agreed to sell 5,999,999 units of Series A-1 Redeemable Convertible Preferred Units (“Series A-1 Units”) to investors at a price of $1.00 per share and up to 26,956,516 shares of Series A-2 Redeemable Convertible Preferred Units (“Series A-2 Units”), upon the achievement by Rallybio Holdings and its subsidiaries of certain milestone events, to investors at a price of $1.15 per share (the “Series A Financing Right Obligation”).

In April 2018, Rallybio Holdings sold 5,549,999 Series A-1 Units to investors in exchange for $5.5 million. Additionally, Rallybio Holdings issued 450,000 Series A-1 Units to Rallybio Holdings founders in exchange for a capital contribution of convertible debt totaling $0.5 million owed to the founders by Rallybio, LLC.

In connection with the Series A Agreement, Rallybio Holdings entered into a Connecticut Presence Agreement (the “CPA”) with Connecticut Innovation, Incorporated (“CII”) relating to Series A-1 and Series A-2 Units that would be issued to CII. The CPA provides that the proceeds from CII’s investment in Rallybio Holdings preferred units be paid back to CII at a specified price. The CPA was only exercisable upon Rallybio Holdings breach of the covenant which required it to maintain a Connecticut presence, as defined within the CPA.

In connection with the Series A Agreement, Rallybio Holdings granted investors the right to purchase Series A-2 Units at future milestone dates and at a predetermined price. Since the investors held rights that imposed an obligation on Rallybio Holdings to issue Preferred Units that were potentially redeemable, the future tranche rights were considered a freestanding instrument and were recorded at the fair value of the tranche right and classified as a liability. Changes in the fair value of this liability are recorded in prior period earnings. The milestones were met during 2019.

In 2019, upon the achievement of the certain milestones, Rallybio Holdings sold 27,478,256 Series A-2 Units to investors, founders and employees in exchange for $31.6 million.

In March 2020 Rallybio Holdings entered into a Series B Preferred Stock Purchase Agreement (the “Series B Agreement”) with a total aggregate purchase price of $91.1 million. Under the terms of the Series B Agreement, Rallybio Holdings agreed to sell 61,457,763 units of Series B Redeemable Convertible Preferred Units (“Series B Units”) to investors at a price of $1.48 per share. Rallybio Holdings received proceeds of $85.1 million as of March 31, 2020. The remaining $6.0 million was received on April 1, 2020.

In April and May 2020, Rallybio Holdings entered into subsequent offerings of the Series B Agreement increasing the total aggregate purchase price to $145.2 million. Under the terms of the updated Series B Agreement, Rallybio Holdings agreed to sell 104,442,965 total Series B Units to investors at a price of $1.39028 per share. An additional 4.2 million units were granted to investors in May 2020 who participated in prior offerings.

In August of 2021, the Company completed the IPO and Rallybio Holdings was liquidated as part of the Reorganization. The holders of Series A-1 preferred units and Series A-2 preferred units received an aggregate of 5,257,590 shares of Rallybio Corporation common stock, and the holders of Series B preferred units received an aggregate of 16,402,235 shares of Rallybio Corporation common stock.

Prior to the Reorganization, the Series A and B Preferred Units, (“preferred units”) had the following rights, preferences, and privileges:

Voting Rights—The holders of the preferred units were entitled to vote together as a single class and on an as converted to common units basis in accordance with each such holder’s percentage interests. In addition, the preferred units holders had the right to vote separately as a series on any matter which would adversely alter or change the rights, powers or preferences of one series without a similar effect on the other series.

Conversion Rights—Each preferred unit was convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration, into fully paid and nonassessable common units. The number of common units into which each preferred unit could have been converted was to be determined by dividing the number of preferred units by their applicable original issue price, potentially subject to adjustment for anti-dilution provisions.

Each preferred unit was automatically converted into fully paid and nonassessable common units upon either the closing of the sale of common units to the public at a price of at least $2.08542 per unit in a firm commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, resulting in at least $50.0 million of gross proceeds to Rallybio Holdings, or at the occurrence of an event, specified in writing by the preferred units holders.

Dividends—The holders of preferred units were entitled to receive distributions declared and paid on the preferred units when determined by Rallybio Holdings Board of Managers. Rallybio Holdings was not permitted to declare, pay or set aside any distributions on any common units unless the preferred units holders first received, or simultaneously received, a distribution on each outstanding preferred unit in an amount at least equal to the greater of 8% of the applicable original issue price of the preferred units, per year, from and after the date of the issuance on a non-cumulative basis of any preferred units or the pro-rata distribution that the preferred units holder would receive had they converted their preferred units into common units.

No dividends were declared or paid during the three and six months ended June 30, 2021 and 2020.

Redemption Rights—The preferred units were only redeemable pursuant to a deemed liquidation event.

Anti-Dilution Provisions—If Rallybio Holdings made adjustments to any class of units for dividends, splits, combinations or other similar events, or issues additional securities at a purchase price less than the then current conversion price for issued and outstanding preferred units, the preferred units conversion price was to be adjusted in accordance with a formula, as defined in Rallybio Holdings Operating Agreement.

Liquidation—The preferred units had preferential rights with respect to any dissolution or liquidation of Rallybio Holdings and with respect to a sale of Rallybio Holdings. In the event of a dissolution, liquidation, or winding-up of Rallybio Holdings, the holders of the preferred units were entitled to receive, in preference to the holders of the common units and the incentive units, an amount equal to their original issue price. After payment of this preferential amount, remaining proceeds were to be distributed in accordance with a formula as defined in the Operating Agreement for Rallybio Holdings. This formula provided additional preferences to the preferred unit holders.

5. MEMBERS’ DEFICIT

Common Units—As of June 30, 2021 and December 31, 2020, Rallybio Holdings had authorized 165,393,580 and 161,393,580 common units, respectively, pursuant to the terms of Rallybio Holdings Operating Agreement, which included 137,921,220 common units reserved for issuance upon conversion of preferred units. Additionally, of the total common units authorized, 22,972,360 and 18,972,360 common units were reserved for issuance to officers and employees of Rallybio Holdings pursuant to the Rallybio Holdings, LLC 2018 Share Plan (“2018 Share Plan”) at June 30, 2021 and December 31, 2020, respectively.

In 2018, Rallybio Holdings issued 4,500,000 common units to its founders, including 3,375,000 common units that were to vest over a four year period. In 2018, Rallybio Holdings also issued 1,200,000 restricted common units to the founders, pursuant to restricted share purchase agreements, which were to begin vesting upon achievement of certain performance conditions. These restricted common units were to vest into common units and therefore have been presented as common units within the condensed consolidated statement of changes in redeemable convertible preferred units and members’ deficit. Restricted common units issued to the founders were to vest 25% upon the 1-year anniversary of Rallybio Holdings initiating a clinical program through one of its controlled subsidiaries, and monthly thereafter over the next 36 months. In 2019, it was determined that the performance condition of these restricted common units became probable, vesting started, and the units started expensing over the vesting period. No other common or restricted common units were granted or forfeited in the six months ended June 30, 2021. Each common unit entitled the holder to one vote on all matters submitted to a vote of Rallybio Holdings members. The weighted average fair value of both the 4,500,000 common units and 1,200,000 restricted common units granted during 2018 was $0.15.

As of June 30, 2021 and December 31, 2020, of the 4,500,000 common units issued to the founders, 3,656,250 and 2,812,500 of these restricted common units were fully vested, respectively, and 843,750 and 1,687,500 units remained unvested, respectively. During both the three months ended June 30, 2021 and 2020, Rallybio Holdings recognized equity-based compensation expense relating to the issuance of these restricted common units of $31,641 and for both the six months ended June 30, 2021 and 2020, Rallybio Holdings recognized equity-based compensation expense of $63,281.

At June 30, 2021 and December 31, 2020, of the 1,200,000 restricted common units issued to the founders that were issued subject to performance-based vesting conditions, 525,000 and 375,000 of these restricted common units were fully vested, respectively and 675,000 and 825,000 units remained unvested, respectively. During the three months ended June 30, 2021 and 2020, Rallybio Holdings recognized equity-based compensation expense of $10,461 and $23,630, respectively and $20,923 and $62,132 during the six months ended June 30, 2021 and 2020, respectively on these restricted common units.

Incentive Units—As of June 30, 2021 and December 31, 2020, Rallybio Holdings was authorized to issue up to an aggregate of 22,972,360 and 18,972,360 incentive units, respectively pursuant to the Plan. The reserve included 1,200,000 restricted common units that were issued to founders in 2018. Incentive units were granted to employees and generally vest over a four year period. As of June 30, 2021, 902,656 incentive units, remained available for future grants.

During the three months ended June 30, 2021 and 2020, Rallybio Holdings granted 935,000 and 225,000 incentive units to employees under the Plan, respectively and 14,004,000 and 225,000 incentive units during the six months ended June 30, 2021 and 2020, respectively. The weighted average fair value of incentive units granted to employees in the three months ended June 30, 2021 and 2020 was $1.53 and $0.40 per unit, respectively and $0.41 and $0.40 for the six months ended June 30, 2021 and 2020, respectively.

During the three months ended June 30, 2021 and 2020, Rallybio Holdings recognized equity-based compensation expense of $497,015 and $38,620, respectively and $976,791 and $73,208 during the six months ended June 30, 2021 and 2020, respectively, relating to the issuance of incentive units.

The assumptions that went into the option pricing models for determining the fair value of Rallybio Holdings incentive units granted for the six months ended June 30, 2021 and 2020 are as follows:

	SIX MONTHS ENDED JUNE 30,
	2021	2020
Expected volatility	71.7% - 99.5%	95.0%
Expected term (years)	0.58 - 1.00	1.50
Risk free interest rate	0.04% - 0.10%	0.16%
Expected dividend yield	—	—
Fair value of underlying common units	$0.47 - $1.91	$0.44

The following table provides a summary of the activity for the six months ended June 30, 2021 under the 2018 Share Plan for incentive units granted to employees:

	INCENTIVE UNITS	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Outstanding at December 31, 2020	6,865,704	$0.41
Granted	14,004,000	$0.41
Forfeited	—
Outstanding at June 30, 2021	20,869,704	$0.41

At June 30, 2021 and December 31, 2020, Rallybio Holdings had 20,869,704 and 6,865,704 incentive units granted under the 2018 Share Plan that are outstanding and expected to vest, respectively. At June 30, 2021 and December 31, 2020, 2,181,052 and 495,182 incentive units were fully vested, respectively.

Equity-based compensation, including common and incentive units are classified in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020 as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands)	2021	2020	2021	2020
Research and Development	$193	$37	$354	$60
General and Administrative	346	57	707	139
	$539	$94	$1,061	$199

In connection with the IPO of Rallybio Corporation the following items were approved by the board of directors:

•
the 2021 Equity Incentive Plan was approved which includes 5,440,344 shares of common stock reserved for future issuances of shares to employees, directors and consultants;
•
the 2021 Employee Stock Purchase Plan, or ESPP, was approved which includes 291,324 shares of common stock reserved for future issuances under this plan;
•
the board of directors granted an option to purchase 13,440 shares of our common stock to each of our non-employee directors and an option to purchase 160,000 shares of our common stock to each named executive officer and to our Chief Medical Officer. The option granted to each non-employee director will vest as to 100% of the shares underlying the stock option on the earlier of the one-year anniversary of the date of grant and the next annual meeting of our shareholders that follows the date of grant, subject to the director’s continued service on the board of directors through the vesting date. The option granted to each named executive officer and Chief Medical Officer will vest as to 25% of the shares underlying the stock option on the one-year anniversary of the date of grant and as to the remaining 75% of the shares underlying the stock option in 36 equal monthly installments thereafter, generally subject to the employee’s continued service through the applicable vesting date.

6. INVESTMENT IN JOINT VENTURE

Rallybio Holdings, through one of its wholly-owned subsidiaries, has a 50% interest of the joint venture entity, RE Ventures I, LLC, a limited liability corporation (“REV-I”). For the three months ended June 30, 2021 and 2020, Rallybio Holdings funded $1.5 million and $1.0 million, respectively, associated with development costs. For the six months ended June 30, 2021, Rallybio Holdings funded $2.0 million, associated with development costs and for the six months ended June 30, 2020, Rallybio Holdings funded $1.6 million, associated with development costs, including $0.6 million related to the initial investment in REV-I, that was included in accrued expenses on the consolidated balance sheets as of December 31, 2019. Rallybio Holdings did not provide any additional financial support outside of capital contributions to REV-I during the three and six months ended June 30, 2021 and 2020. Rallybio Holdings held a 50% interest in the joint venture as of June 30, 2021. As of June 30, 2021, based on management’s analysis, Rallybio Holdings is not the primary beneficiary of REV-1 and accordingly, the entity is not consolidated in Rallybio Holdings financial statements.

During the three months ended June 30, 2021 and 2020, Rallybio Holdings recorded its allocable share of REV-I’s losses, which totaled $0.5 million and $0.3 million, respectively and $1.0 million and $0.5 million during the six months ended June 30, 2021 and 2020, respectively, as a loss on investment in joint venture within the condensed consolidated statements of operations and comprehensive loss. After recognition of its share of losses for the period, the carrying value and maximum exposure to risk of the REV-I investment as of June 30, 2021 and December 31, 2020, was $1.4 million and $0.3 million, respectively, which was recorded in investment in joint venture in the accompanying condensed consolidated balance sheets.

7. COMMITMENTS AND CONTINGENCIES

Purchase Commitments—Rallybio Holdings enters contracts in the normal course of business with contract research organizations and other third-party vendors for clinical trials and testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and are cancellable by us upon written notice. Payments that may be due upon cancellation consist of payments for services provided or expenses incurred prior to cancellation. As of June 30, 2021 and December 31, 2020 there were no amounts accrued related to termination charges.

Lease Commitments— In June 2019, Rallybio Holdings entered into a six-year lease to occupy office space located in New Haven, Connecticut, with the option to extend the initial term of the lease for one additional five year term. Pursuant to the lease Rallybio Holdings was obligated to pay for its share of costs related to the build-out of new space. All costs associated with the build-out of the new space have been capitalized as leasehold improvements and are being amortized over the life of the lease. In October 2020, Rallybio Holdings modified the existing New Haven lease agreement and leased additional space that coincides with the original lease term expiration date.

There have been no significant changes to the disclosure of payments we have committed to make under our contractual obligations as summarized in our audited consolidated financial statements and related notes included in the IPO Prospectus.

8. NET LOSS PER COMMON UNIT

Basic and diluted loss per common unit were calculated as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
NET LOSS PER COMMON UNIT (in thousands except unit and per unit amounts)	2021	2020	2021	2020
Net loss	$(11,127)	$(4,893)	$(24,402)	$(8,774)
Net loss attributable to common units-basic and diluted	(11,127)	(4,893)	(24,402)	(8,774)
Weighted average number of common units outstanding, basic and diluted	3,978,054	2,643,750	3,603,193	2,304,385
Net loss per common unit	$(2.80)	$(1.85)	$(6.77)	$(3.81)

The following common stock equivalents have been excluded from the calculations of diluted loss per common unit because their inclusion would have been antidilutive:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
ANTIDILUTIVE UNITS	2021	2020	2021	2020
Unvested restricted common units	1,518,750	2,887,500	1,518,750	2,887,500
Incentive units	20,869,704	1,858,000	20,869,704	1,858,000
Series A Preferred Units, as converted	33,478,255	33,478,255	33,478,255	33,478,255
Series B Preferred Units, as converted	104,442,965	104,442,965	104,442,965	104,442,965
Total	160,309,674	142,666,720	160,309,674	142,666,720

9. SUBSEQUENT EVENTS

The Company evaluated all material subsequent events through the date the condensed consolidated financial statements of Rallybio Holdings were available to be issued. The Company noted the following material events occurred subsequent to June 30, 2021.

The Company completed the Reorganization. See Note 1.

In August 2021, the Company completed its IPO. See Note 1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in the IPO Prospectus. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors" in Part II, Item 1A of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage biotechnology company built around a team of seasoned industry experts with a shared purpose and a track record of success in discovering, developing, manufacturing and delivering therapies that meaningfully improve the lives of patients suffering from severe and rare diseases. Our mission at Rallybio is aligned with our expertise, and we believe we have assembled the best people, partners and science to forge new paths to life-changing therapies. Since our launch in January 2018, we have acquired a portfolio of promising product candidates that consists of five programs, and we are focused on further expanding our portfolio with the goal of making a profound impact on the lives of even more patients. We are drawing on our decades of knowledge and experience with a determination to tackle the undone, the too difficult, the inaccessible – and change the odds for rare disease patients.

Our most advanced program is for the prevention of fetal and neonatal alloimmune thrombocytopenia (“FNAIT”), a potentially life-threatening rare hematological disease that impacts fetuses and newborns. We are evaluating RLYB211, a polyclonal anti-HPA-1a antibody, in a Phase 1/2 clinical trial, which we believe has established proof of concept for RLYB211 and provides support for our proposed mechanism of action. We plan to move this program forward with our lead product candidate, RLYB212, a monoclonal anti-HPA-1a antibody, and submitted a clinical trial application (“CTA”) for RLYB212 in July 2021. We are also focused on developing therapies that address diseases of complement dysregulation, including paroxysmal nocturnal hemoglobinuria (“PNH”), generalized myasthenia gravis (“gMG”), and ophthalmic disorders. RLYB116 is a novel, potentially long-acting, subcutaneously administered inhibitor of complement factor 5 (“C5”) in development for the treatment of patients with PNH and gMG. We expect to submit a CTA for RLYB116 in the fourth quarter of 2021. RLYB114 is a pegylated C5 inhibitor in preclinical development for the treatment of complement-mediated ophthalmic diseases and we expect to submit a CTA for this product candidate in the first half of 2023. Additionally, in collaboration with Exscientia Limited (“Exscientia”), we have two discovery-stage programs focused on the identification of small molecule therapeutics for patients with rare metabolic diseases.

Since inception, we have devoted substantially all of our resources to raising capital, organizing and staffing our company, business planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing our product candidates, preparing for clinical trials and establishing arrangements with third parties for the manufacture of our product candidates and component materials, including activities relating to our preclinical development and manufacturing activities for each of our five programs and our Phase 1/2 clinical trial for RLYB211. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Since our inception, we have funded our operations primarily through equity financings and have received proceeds of approximately $182.0 million, net of issuance costs of $0.5 million, from the sale of our preferred units.

To date, we have devoted most of our financial resources to research and development, including our preclinical development and manufacturing activities for each of our five programs and our Phase 1/2 clinical trial for RLYB211. We have not commercialized any products and have never generated revenue from the commercialization of any product.

We have incurred significant operating losses since inception, including net losses of $26.4 million and $17.6 million for the years ended December 31, 2020 and 2019, respectively, and net losses of $11.1 million and $4.9 million for three months ended June 30, 2021 and 2020, respectively and $24.4 million and $8.8 million for six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $71.4 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to incur significant additional operating losses in the foreseeable future as we advance our programs through preclinical and clinical development, expand our research and development activities, acquire and develop new product candidates, complete preclinical studies and clinical trials, finance our business development strategy, seek regulatory approval for the commercialization of our product candidates and commercialize our products, if approved. Our expenses will increase substantially if and as we:

▪
initiate a Phase 1 clinical trial for RLYB212, our lead product candidate for our FNAIT prevention program;
▪
file a CTA and initiate our clinical trial for RLYB116, and file an IND or a CTA for other product candidates;
▪
initiate a natural history alloimmunization study of FNAIT and other studies to support our development program and related regulatory submissions for RLYB212;
▪
continue to develop and conduct clinical trials with respect to RLYB211;
▪
seek regulatory approvals for RLYB212, RLYB116 and any other product candidates, as well as for any related companion diagnostic, if required;
▪
continue and expand upon our discovery and development joint ventures with Exscientia;
▪
continue to discover and develop additional product candidates;
▪
hire additional clinical, scientific, and commercial personnel;
▪
add operational, financial, and management personnel, including personnel to support our product development and planned future commercialization efforts and to support our transition to a public company;
▪
acquire or in-license other product candidates or technologies;
▪
maintain, expand, and protect our intellectual property portfolio;
▪
secure a commercial manufacturing source and supply chain capacity sufficient to produce commercial quantities of any product candidate for which we obtain regulatory approval; and
▪
establish a sales, marketing and distribution infrastructure to commercialize our programs, if approved, and for any other product candidates for which we may obtain marketing approval.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Our inability to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. There can be no assurances, however, that the current operating plan will be achieved or that additional funding will be available on terms acceptable to us, or at all.

In August 2021, we issued and sold 7,130,000 shares of common stock, inclusive of 930,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $13.00 per share. We received net proceeds of approximately $83.2 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

In July 2021, Phase 1/2 clinical proof-of-concept data for RLYB211 was presented at the ISTH 2021 Virtual Congress. The data demonstrated the ability of an anti-HPA-1a antibody to rapidly and completely clear HPA-1a positive platelets from the circulation of HPA-1a negative participants, providing evidence that administration of an anti-HPA-1a antibody could be a viable approach for the prevention of FNAIT. In addition, treatment with RLYB211 was safe and well tolerated, and no serious adverse events were observed.

As of June 30, 2021, we had cash and cash equivalents of $112.7 million. We believe that the net proceeds from the IPO, together with our existing cash and cash equivalents as of June 30, 2021, will be sufficient to fund its operating expenses and capital requirements for more than 24 months from the date of this Quarterly Report on Form 10-Q. This estimate and our expectation regarding the sufficiency of the net proceeds from the IPO to advance the preclinical and clinical development of RLYB212, RLYB116, and any other product candidates are based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

Reorganization
As of June 30, 2021, Rallybio Holdings LLC (“Rallybio Holdings”) held 100% of the outstanding common stock of Rallybio Corporation. Rallybio Holdings had no activities other than its ownership in Rallybio Corporation. Rallybio Corporation held 100% of the outstanding membership units in four wholly-owned subsidiaries—Rallybio, LLC, Rallybio IPA, LLC, Rallybio IPB, LLC, and IPC Research, LLC (collectively, the “Company”).

Prior to the IPO, the Company operated as Rallybio Holdings, a Delaware limited liability company which was incorporated in Delaware on March 22, 2018 and held 100% of the outstanding membership units in five wholly-owned subsidiaries; Rallybio, LLC, Rallybio IPA, LLC, Rallybio IPB, LLC, Rallybio, IPD, LLC, and IPC Research, LLC prior to the IPO and it's liquidation. On June 30, 2021, the Company completed a series of transactions pursuant to which (i) Rallybio IPD, LLC, a direct subsidiary of Rallybio Holdings that was formed in Delaware in May 2020, was converted from a Delaware limited liability company to a Delaware corporation and changed its name to Rallybio Corporation (the

"Corporation"), and (ii) four direct subsidiaries of the Corporation, each a Delaware limited liability company, or collectively the Merger Subs, each consummated a separate merger with one of Rallybio Holdings direct subsidiaries, other than Rallybio IPD, LLC, or collectively the Asset Subsidiaries, with the Asset Subsidiaries surviving the mergers and Rallybio Holdings receiving common stock of the Corporation in exchange for its interest in each Asset Subsidiary, which resulted in the Asset Subsidiaries becoming subsidiaries of the Corporation and the Corporation becoming the only direct subsidiary of Rallybio Holdings. On July 28, 2021, immediately prior to the completion of the IPO, Rallybio Holdings liquidated and distributed 100% of the capital stock of the Corporation, consisting solely of common stock, to the unitholders of Rallybio Holdings. The liquidation of Rallybio Holdings and distribution of the capital stock of the Corporation to the unitholders of Rallybio Holdings is referred to as the “Liquidation” and to the Liquidation and these other transactions collectively referred to as the “Reorganization.” As a result of the Reorganization, the unitholders of Rallybio Holdings became the holders of common stock of the Corporation, and the Company's condensed consolidated financial statements are subsequently reported from the Corporation.

Except as disclosed in this Quarterly Report on Form 10-Q, the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2021 and 2020 and the notes thereto, and other financial information included in this Quarterly Report on Form 10-Q are those of Rallybio Holdings and do not give effect to the Reorganization.

Impact of COVID-19

The COVID-19 pandemic has impacted and may continue to impact our preclinical studies and clinical trials, including at our clinical sites and the startup activities for our clinical trials, as well as our manufacturing and supply chain, and the pandemic may affect our ability to timely complete our clinical trials and delay the initiation and/or enrollment of any future clinical trials, disrupt regulatory activities or have other adverse effects on our business and operations.

We are monitoring the potential impact of the COVID-19 pandemic on our business and financial statements. To date, we have not incurred impairment losses in the carrying values of our assets as a result of the COVID-19 pandemic and we are not aware of any specific related event or circumstance that would require us to revise our estimates reflected in our financial statements. We plan to continue many of the protective measures we implemented in response to the pandemic and are assessing when and how to resume normal operations for office-based personnel. The effects of the public health directives and our work-from-home policies may disrupt our business and delay clinical programs and timelines and future clinical trials, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, results of operations and financial condition, including our ability to obtain financing.

We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and prospects. The extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, financial condition and liquidity, including planned and future clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, including the availability, administration rates and duration of efficacy of vaccines and their effectiveness against the Delta variant or any other variants as new strains of the virus evolve, and the duration and intensity of the related effects.

Components of Results of Operations

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with our research and development activities, including our drug discovery efforts and the development of our product candidates. We expense research and development costs as incurred, which include:

▪
external research and development expenses incurred under agreements with third parties, such as contract research organizations ("CROs") as well as investigative sites and consultants that conduct our clinical trials and other scientific development services;
▪
costs related to manufacturing material for our clinical trials, including fees paid to contract manufacturer organizations ("CMOs");
▪
manufacturing scale-up expenses and the cost of acquiring and manufacturing clinical trial materials;
▪
employee-related expenses, including salaries, bonuses, benefits, equity-based compensation and other related costs for those employees involved in research and development efforts;
▪
costs of outside consultants, including their fees, and related travel expenses;
▪
the costs of acquiring and developing clinical trial materials;
▪
expenses to acquire technologies, such as intellectual property, to be used in research and development including in-process research and development ("IPR&D,") that has no alternative future use at the time of asset acquisitions;
▪
costs related to compliance with regulatory requirements; and
▪
facilities, depreciation and other indirect costs.

Costs for certain activities are recognized based on an evaluation of the progress to completion of each specific contract using information and data provided to us by our vendors and analyzing the progress of our research studies or other services performed. Significant judgments and estimates are made in determining the expenses incurred balances at the end of any reporting period.

Our direct, external research and development expenses consist primarily of fees paid to outside consultants, CROs, CMOs and research laboratories in connection with our process development, manufacturing and clinical development activities. Our direct external research and development expenses also include fees incurred under license and intellectual property purchase agreements. We track these external research and development costs on a program-by-program basis.

We do not allocate employee costs, costs associated with our development efforts and facilities, including depreciation or other indirect costs, to specific programs because these costs are deployed across multiple programs and, as such, are not separately classified. We use internal resources and third-party consultants primarily to conduct our research and development activities as well as for managing our process development, manufacturing and clinical development activities.

The successful development of our product candidates is highly uncertain. We plan to substantially increase our research and development expenses in the foreseeable future as we continue the development of our product candidates and manufacturing processes and conduct discovery and research activities for our clinical programs. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. Our clinical development costs are expected to increase significantly with our ongoing clinical trials. We anticipate that our expenses will increase substantially, particularly due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

▪
the scope, rate of progress and expenses of our ongoing research activities and clinical trials and other research and development activities;
▪
successful enrollment in and completion of clinical trials;
▪
whether our product candidates show safety and efficacy in our clinical trials;
▪
receipt of marketing approvals from applicable regulatory authorities;

▪
establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
▪
obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
▪
commercializing product candidates, if and when approved, whether alone or in collaboration with others; and
▪
continued acceptable safety profile of the products following any regulatory approval.

Any changes in the outcome of any of these variables with respect to the development of our product candidates in clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. For example, if the U.S. Food and Drug Administration (the "FDA") the European Medicines Agency ("EMA") or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

We anticipate that our research and development expenses will continue to increase as we continue our current research programs, initiate new research programs, continue our preclinical development of product candidates and conduct future clinical trials for any of our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and equity-based compensation for our personnel in executive, legal, business development, finance and accounting, and other administrative functions. General and administrative expenses also include legal fees relating to intellectual property and corporate matters, professional fees paid for accounting, auditing, tax and consulting services, insurance costs, travel expenses and direct and allocated facility costs not otherwise included in research and development expenses.

We anticipate that our general and administrative expenses will increase as we increase headcount that provide administrative support to our research and development activities. We also anticipate that we will incur significantly increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs, as well as investor and public relations expenses associated with operating as a public company. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and other employee-related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of that product candidate.

Total Other (Expense) Income, Net

Total other (expense) income, net, includes interest income earned on cash and cash equivalents, interest expense and other income and expense items.

Loss on investment in joint venture

Rallybio Holdings recognizes its pro-rata share of losses in the loss on investment in joint venture with Exscientia on its condensed consolidated statements of operations and comprehensive loss, with a corresponding change to the investment in joint venture on the condensed consolidated balance sheets for equity method investments for which it does not have a controlling interest in.

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020

The following table summarizes our results of operations:

	THREE MONTHS ENDED JUNE 30,
	2021	2020	CHANGE
(in thousands)
Operating expenses:
Research and development	$6,818	$3,092	$3,726
General and administrative	3,712	1,570	2,142
Total operating expenses	10,530	4,662	5,868
Loss from operations	(10,530)	(4,662)	(5,868)
Total other (expense) income, net:	(129)	104	(233)
Loss on investment in joint venture	468	335	133
Net loss and comprehensive loss	$(11,127)	$(4,893)	$(6,234)

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development costs for each of the periods presented:

	THREE MONTHS ENDED JUNE 30,
	2021	2020	CHANGE
(in thousands)
Direct research and development by program
RLYB211	$519	$866	$(347)
RLYB212	3,026	551	2,475
RLYB116	1,341	911	430
Other program candidates	183	10	173
Other unallocated research and development costs
Personnel expenses (including equity-based compensation)	1,549	730	819
Other expenses	200	24	176
Total research and development expenses	$6,818	$3,092	$3,726

Research and development expenses were $6.8 million for the three months ended June 30, 2021, compared to $3.1 million for the three months ended June 30, 2020. The increase of $3.7 million was primarily due to:

▪
a $2.5 million increase in costs related to the development of RLYB212 and a $0.4 million increase in costs related to the development of RLYB116 mainly attributable to increased external clinical manufacturing activities and other research and development costs to advance both programs as compared to the same period in 2020, partially offset by a $0.3 million decrease in costs related to the development of RLYB211 as compared to the same period in 2020; and
▪
a $0.8 million increase in personnel-related costs, including equity-based compensation expense, primarily due to an increase in research and development related headcount as compared to the same period in 2020.

General and Administrative Expenses

General and administrative expenses were $3.7 million for the three months ended June 30, 2021, compared to $1.6 million for the three months ended June 30, 2020. The increase of $2.1 million is primarily related to an increase in payroll and personnel-related costs, including equity-based compensation, primarily due to an increase in general and administrative related headcount and other professional fees associated with operating activities and the preparations for becoming a public company.

Total Other (Expense) Income, Net

Total other (expense) income, net, for the three months ended June 30, 2021 was an expense of $0.1 million compared to income of $0.1 million in the corresponding period in 2020. The increase in total other (expense) of $0.2 million is primarily related to a change in estimate of our state tax credit utilization as compared to the same period in 2020.

Loss on investment in joint venture

For the three months ended June 30, 2021 and 2020, the loss recognized was $0.5 million as compared to $0.3 million for the same period in 2020. The increase in the loss recognized is due to increases in research cost recognized by the joint venture during 2021 as compared to 2020.

Comparison of the six months ended June 30, 2021 and 2020

The following table summarizes our results of operations:

	SIX MONTHS ENDED JUNE 30,
	2021	2020	CHANGE
(in thousands)
Operating expenses:
Research and development	$15,855	$5,005	$10,850
General and administrative	7,499	3,501	3,998
Total operating expenses	23,354	8,506	14,848
Loss from operations	(23,354)	(8,506)	(14,848)
Total other (expense) income, net:	(98)	199	(297)
Income tax benefit	—	(16)	16
Loss on investment in joint venture	950	483	467
Net loss and comprehensive loss	$(24,402)	$(8,774)	$(15,628)

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development costs for each of the periods presented:

	SIX MONTHS ENDED JUNE 30,
	2021	2020	CHANGE
(in thousands)
Direct research and development by program
RLYB211	$1,262	$1,599	$(337)
RLYB212	6,935	739	6,196
RLYB116	3,934	1,150	2,784
Other program candidates	531	25	506
Other unallocated research and development costs
Personnel expenses (including equity-based compensation)	2,874	1,468	1,406
Other expenses	319	24	295
Total research and development expenses	$15,855	$5,005	$10,850

Research and development expenses were $15.9 million for the six months ended June 30, 2021, compared to $5.0 million for the six months ended June 30, 2020. The increase of $10.9 million was primarily due to:

▪
a $6.2 million increase in costs related to the development of RLYB212 and a $2.8 million increase in costs related to the development of RLYB116 mainly attributable to increased external clinical manufacturing activities and other research and development costs to advance both programs as compared to the same period in 2020, partially offset by a $0.3 million decrease in costs related to the development of RLYB211 as compared to the same period in 2020; and
▪
a $1.4 million increase in personnel-related costs, including equity-based compensation expense, primarily due to an increase in research and development related headcount as compared to the same period in 2020.

General and Administrative Expenses

General and administrative expenses were $7.5 million for the six months ended June 30, 2021, compared to $3.5 million for the six months ended June 30, 2020. The increase of $4.0 million is primarily related to an increase in payroll and personnel-related costs, including equity-based compensation, primarily due to an increase in general and administrative related headcount and other professional fees associated with operating activities and the preparations for becoming a public company.

Total Other (Expense) Income, Net

Total other (expense) income, net, for the six months ended June 30, 2021 was an expense of $0.1 million compared to income of $0.2 million in the corresponding period in 2020. The increase in total other (expense) of $0.3 million is primarily related to a change in estimate of our state tax credit utilization as compared to the same period in 2020.

Loss on investment in joint venture

For the six months ended June 30, 2021, the loss recognized was $1.0 million as compared to $0.5 million for the same period in 2020. The increase in the loss recognized is due to increases in research and development cost recognized by the joint venture during 2021 as compared to 2020.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations through equity financings, and through June 30, 2021, had received proceeds of approximately $182.0 million, net of issuance costs of $0.5 million, from the sale of our preferred units. As of June 30, 2021, we had $112.7 million of cash and cash equivalents.

In August 2021, we completed our IPO, pursuant to which we issued and sold 7,130,000 shares of our common stock, inclusive of 930,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $13.00 per share. The gross proceeds from the IPO were $92.7 million and the net proceeds were approximately $83.2 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

Uses of Liquidity

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our manufacturing, licensing and lease obligations described further below.

Funding Requirements

We believe that the net proceeds from the IPO, together with our existing cash and cash equivalents as of June 30, 2021, will be sufficient to fund our operating expenses and capital expenditure requirements 24 months following the IPO. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

We expect to incur significant expenses and operating losses in the foreseeable future as we advance our product candidates through clinical development, seek regulatory approval and pursue commercialization of any approved product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company.

Because of the numerous risks and uncertainties, length of time and scope of activities associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the actual amount of funds we will require for development, approval and any approved marketing and commercialization activities. Our future capital requirements, both near and long-term, will depend on many factors, including, but not limited to:

▪
the initiation, progress, timing, costs and results of our clinical trials through all phases of development, including our ongoing Phase 1/2 clinical trial for RLYB211, the planned clinical trials for RLYB212 and RLYB116 and the development of any other product candidates;
▪
the identification, assessment, acquisition and/or development of additional research programs and additional product candidates;
▪
the outcome, timing and cost of meeting regulatory requirements established by the FDA, EMA and other comparable foreign regulatory authorities, including any additional clinical trials required by the FDA, EMA or other comparable foreign regulatory authorities;
▪
the willingness of the FDA, EMA and other comparable foreign regulatory authorities to accept our clinical trial designs, as well as data from our completed and planned preclinical studies and clinical trials, as the basis for review and approval of RLYB212, RLYB116 and any other product candidates;

▪
the progress, timing and costs of the development by us or third parties of companion diagnostics, if required, for RLYB212 or any other product candidates, including design, manufacturing and regulatory approval;
▪
the cost of filing, prosecuting and enforcing our patent claims and other intellectual property rights;
▪
the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us;
▪
the costs associated with potential clinical trial liability or product liability claims, including the costs associated with obtaining insurance against such claims and with defending against such claims;
▪
the effect of competing technological and market developments;
▪
our ability to develop and commercialize products that are considered medically and/or financially differentiated to competitive products by physicians, patients and payers;
▪
the cost and timing of completion of commercial-scale manufacturing activities;
▪
the cost of making royalty, milestone or other payments under any future in-license agreements;
▪
our ability to maintain our collaboration with Exscientia on favorable terms and establish new collaborations;
▪
the extent to which we in-license or acquire additional product candidates or technologies;
▪
the severity, duration and impact of the COVID-19 pandemic, which may adversely impact our business;
▪
the cost of establishing sales, marketing and distribution capabilities for our product candidates, if approved;
▪
the initiation, progress and timing of our commercialization of RLYB212 and RLYB116, if approved, or any other product candidates;
▪
the availability of third-party coverage and reimbursement for and pricing of any approved products; and
▪
the costs of operating as a public company.

A change in the outcome of any of these, or other variables with respect to the development of any of our product candidates, could significantly change the costs and timing associated with the development of that product candidate. We will need to continue to rely on additional financing to achieve our business objectives.

In addition to the variables described above, if and when any of our product candidates successfully complete development, we will incur substantial additional costs associated with regulatory filings, marketing approval, post-marketing requirements, maintaining our intellectual property rights and regulatory protection, in addition to other commercial costs. We cannot reasonably estimate these costs at this time.

Until such time, if ever, as we generate significant revenue from product sales, we expect to finance our operations through the sale of equity, debt financings, marketing and distribution arrangements and collaborations, strategic alliances and licensing arrangements or other sources. We currently have no credit facility or committed sources of capital. If we raise additional funds through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and we may need to dedicate a substantial additional portion of any operating cash flows to the payment of principal and interest on such indebtedness. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, intellectual property, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate product candidate development or future commercialization efforts.

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	SIX MONTHS ENDED JUNE 30,
	2021	2020
(in thousands)
Net cash used in operating activities	$(24,775)	$(9,155)
Net cash used in investing activities	(2,066)	(1,593)
Net cash (used in) provided by financing activities	(663)	144,898
Net (decrease) increase in cash and cash equivalents	$(27,504)	$134,150

Operating Activities

Net cash used in operating activities was $24.8 million for the six months ended June 30, 2021 as compared to $9.2 million for the six months ended June 30, 2020. The increase in cash used in operations was primarily due to the increase of $10.9 million in research and development for the increased efforts advancing the development of RLYB212 and RLYB116 product candidates and $4.0 million in general and administrative expenses as compared to the same period the prior year.

Investing Activities

Net cash used in investing activities was $2.1 million for the six months ended June 30, 2021 as compared to $1.6 million for the six months ended June 30, 2020. The increase in net cash used in investing activities was primarily related to additional investments in our joint venture as compared to the same period the prior years.

Financing Activities

Net cash used by financing activities was $0.7 million for the six months ended June 30, 2021, representing payments for offering costs related to our IPO of $0.7 million. Net cash provided by financing activities was $144.9 million for the six months ended June 30, 2020, representing the net proceeds from the issuance of Series B Preferred units of $144.9 million.

Contractual Obligations

There have been no other material changes in our contractual obligations and commitments during the three and six months ended June 30, 2021 from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in the IPO Prospectus.

Critical Accounting Policies and Significant Judgments and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States or U.S. GAAP. The preparation of our unaudited condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 “Summary of Significant Accounting Policies and Basis of Presentation and Principles of Consolidation” to our audited consolidated financial statements included elsewhere in the IPO Prospectus, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements.

Research and Development Expenses

As part of the process of preparing our unaudited condensed consolidated financial statements, we are required to estimate our research and development expenses that are incurred as of each reporting period. This process involves reviewing open contracts and purchase orders, communicating with our personnel and with vendors to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary.

We base our expenses related to research and development activities on our estimates of the services received and efforts expended pursuant to quotes and contracts with vendors that conduct research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid balance accordingly. Non-refundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Although we do not expect our estimates to be materially different from amounts incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period.

Incentive Units

Prior to our IPO, we periodically granted incentive units to employees which vest over a four-year period. These incentive units were issued in the form of profits interests providing the employee with compensation equal to the increase in the value of the unit over a participation threshold per unit, as determined at the time of grant. The holder, therefore, had the right to participate in distributions of profits only in excess of such participation threshold. The participation threshold was based on the valuation of a single common unit on or around the grant date.

We measure equity-based compensation based on the grant date fair value of the unit-based awards and recognize equity-based compensation expense on a straight-line basis over the requisite service period of the awards, which is generally the vesting period of the respective award. Unit-based compensation expense is classified in our unaudited condensed consolidated statements of operations and comprehensive loss based on the function to which the related services are provided or in the same manner in which the grantee’s payroll costs are classified. Forfeitures are accounted for as they occur.

As there had been no public market for our common units, prior to the IPO, the estimated fair value of our common units had been determined by the Rallybio Holdings board of managers after considering valuation reports provided by an independent third-party valuation firm. In accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, a third-party valuation firm prepared valuations of our common units using an option pricing method ("OPM") which uses market approaches, and a Black-Scholes option pricing model to estimate our enterprise value or a hybrid method, combining the OPM with the probability weighted expected return method (“PWERM”). The OPM treats common units and preferred units as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes to value the common units of the company. The PWERM values each class of equity based on an analysis of the range of potential future enterprise values of the company and the manner in which those values would accrue to the owners of the different classes of equity. The PWERM involves estimating the overall value of the subject company under various liquidity event scenarios and allocating the value to the various share classes based on their respective claim on the proceeds as of the date of each event. A discount for lack of marketability of the common units is then applied to arrive at an indication of value for the common units as of the valuation date. The OPM methodology was utilized for incentive unit grants during the first quarter 2021 while a hybrid method that incorporated both the OPM and the PWERM methodology was used for grants of incentive units in the second quarter of 2021.

There are significant judgments related to volatility and time to liquidity as well as estimates inherent in these valuations. These judgments and estimates include assumptions regarding our future operating performance, the stage of development of our product candidates, the timing of a potential IPO or other liquidity events and the determination of the appropriate valuation methodology at each valuation date. The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our equity-based compensation expense could be materially different. Subsequent to the IPO, the fair value of our common stock will be determined based on the quoted market price of our common stock.

In connection with the Liquidation, holders of common and incentive units of Rallybio Holdings received shares of common stock and restricted stock of Rallybio Corporation, based upon a conversion price determined by the board of managers of Rallybio Holdings immediately prior to the Liquidation. Holders of incentive units of Rallybio Holdings that were vested as of the consummation of the Reorganization received shares of common stock of the Corporation with respect to such units. Holders of incentive units of Rallybio Holdings that were unvested as of the consummation of the Reorganization received shares of restricted stock of the Corporation with respect to such units. The shares of restricted common stock are subject to the same vesting conditions as the incentive units for which such shares were exchanged.

Emerging Growth Company and Smaller Reporting Company

As an emerging growth company (an “EGC”) under the Jumpstart Our Business Startups Act of 2012 ( the “JOBS Act”), we may delay the adoption of certain accounting standards until such time as those standards apply to private companies. Other exemptions and reduced reporting requirements under the JOBS Act, for EGCs include presentation of only two years of audited financial statements in a registration statement for an initial public offering, an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation, and less extensive disclosure about our executive compensation arrangements. Additionally, the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an EGC to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to

“opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an EGC. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies. Therefore, the reported results of operations contained in our condensed consolidated financial statements may not be directly comparable to those of other public companies.

We are also a “smaller reporting company” meaning that the market value of our stock held by non-affiliates plus the aggregate amount of gross proceeds to us as a result of our IPO is less than $700.0 million and our annual revenue was less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an EGC, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Off-Balance Sheet Arrangements

As of June 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 “Summary of Significant Accounting Policies and Basis of Presentation and Principles of Consolidation” to our audited consolidated financial statements for the year ended December 31, 2020 included in the IPO Prospectus.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control

There has been no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are probable to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources, negative publicity and reputational harm and other factors.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes appearing in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in the IPO Prospectus, and the section of this Quarterly Report on Form 10-Q titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Some of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic (including any resurgences thereof) and any worsening of the global business and economic environment as a result. Negative consequences from these risks could harm our business, prospects, operating results and financial condition or cause the trading price of our common stock to decline. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. See “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the foreseeable future. We have not commercialized any products and have never generated revenue from the commercialization of any product. We are not currently profitable, and we may never achieve or sustain profitability.

We are a clinical-stage biotechnology company with a limited operating history. As a result, we are not profitable and have incurred significant losses since our formation. We had net losses of $26.4 million and $17.6 million for the years ended December 31, 2020 and 2019, respectively, and net losses of $11.1 million and $4.9 million for the three months ended June 30, 2021 and 2020, respectively and $24.4 and $8.8 for six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $71.4 million. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to gain regulatory approval and become commercially viable. Since inception, we have devoted substantially all of our resources to raising capital, organizing and staffing our company, business planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing our product candidates and preparing for clinical trials and establishing arrangements with third parties for the manufacture of our product candidates and component materials, including activities relating to our preclinical development and manufacturing activities for each of our five programs and our Phase 1/2 clinical trial for RLYB211. We do not have any product candidates approved for sale and have not generated any revenue from product sales.

We expect to incur significant additional operating losses in the foreseeable future as we advance our programs through preclinical and clinical development, expand our research and development activities, acquire and develop new product candidates, complete preclinical studies and clinical trials, finance our business development strategy, seek regulatory approval for the commercialization of our product candidates and commercialize our products, if approved. The costs of advancing product candidates through each clinical phase tend to increase substantially over the duration of the clinical development process. Therefore, the total costs to advance any product candidate to marketing approval in even a single jurisdiction are substantial. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of any product candidates or achieve or maintain profitability. Our expenses will increase substantially if and as we:

▪
initiate a Phase 1 clinical trial for RLYB212, our lead product candidate for our fetal and neonatal alloimmune thrombocytopenia ("FNAIT") program;

▪
file a clinical trial application ("CTA") and initiate our clinical trial for RLYB116, and file an investigational new drug application (an "IND") or a CTA for other product candidates;
▪
initiate a natural history alloimmunization study of FNAIT, or our FNAIT Natural History Alloimmunization Study, and other studies to support our development program and related regulatory submissions for RLYB212;
▪
continue to develop and conduct clinical trials with respect to RLYB211;
▪
seek regulatory approvals for RLYB212, RLYB116 and any other product candidates, as well as for any related companion diagnostic, if required;
▪
continue and expand upon our discovery and development joint ventures with Exscientia Limited ("Exscientia")
▪
continue to discover and develop additional product candidates;
▪
hire additional clinical, scientific, and commercial personnel;
▪
add operational, financial, and management personnel, including personnel to support our product development and planned future commercialization efforts and to support our transition to a public company;
▪
acquire or in-license other product candidates or technologies;
▪
maintain, expand, and protect our intellectual property portfolio;
▪
secure a commercial manufacturing source and supply chain capacity sufficient to produce commercial quantities of any product candidate for which we obtain regulatory approval; and
▪
establish a sales, marketing, and distribution infrastructure to commercialize our programs, if approved, and for any other product candidates for which we may obtain marketing approval.

We do not know when or whether we will become profitable. Our ability to generate revenue and become profitable depends upon our ability to successfully complete the development of our product candidates and to obtain the necessary regulatory approvals for their commercialization, which is subject to substantial additional risks and uncertainties, as described under “— Risks Related to Discovery, Development, Clinical Testing, Manufacturing, and Regulatory Approval.” Each of our product candidates will require additional preclinical and/or clinical development, regulatory approval in multiple jurisdictions, the securing of manufacturing supply, capacity, distribution channels and expertise, the use of external vendors, the building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. As a result, we expect to continue to incur net losses and negative cash flows in the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. If we are unable to develop and commercialize one or more product candidates, either alone or through current or future collaborations, or if revenues from any product that receives marketing approval are insufficient, we will not achieve profitability. Even if we successfully commercialize RLYB212, RLYB116 or any of our other product candidates, we may continue to incur substantial research and development and other expenses to identify and develop other product candidates. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis or meet outside expectations for our profitability. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business, execute our business plan or continue our operations.

We will require significant additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of RLYB212, RLYB116 or any additional product candidates we may develop.

We expect to spend significant amounts of capital to complete the development of, seek regulatory approvals for and, if approved, commercialize RLYB212 and RLYB116. These expenditures will include costs related to our ongoing Phase 1/2 clinical trial for RLYB211. We expect similar expenditures as we initiate our planned clinical trials for RLYB212 and for RLYB116, and our FNAIT Natural History Alloimmunization Study. In addition, we are obligated to make certain milestone and royalty payments in connection with achievement of certain development and commercial milestones as well as the sale of resulting products under our agreements with Prophylix AS (“Prophylix”), Swedish Orphan Biovitrum AB (Publ) (“Sobi”) and Affibody AB (“Affibody”). We may also spend significant capital to develop laboratory tests, and if required by the U.S. Food and Drug Administration, (the “FDA”), or other healthcare agencies, one or more companion diagnostics, to identify patients for inclusion in our clinical trials or who are likely to respond to our product candidates.

Based upon our current operating plan, we believe that the net proceeds from the IPO, together with our existing cash and cash equivalents as of June 30, 2021, will be sufficient to fund our operating expenses and capital expenditure requirements for 24 months following the IPO. This estimate and our expectation regarding the sufficiency of the net proceeds from the IPO to advance the preclinical and clinical development of RLYB212, RLYB116 and any other product candidates are based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, or our clinical trials may be more expensive, time consuming or difficult to design or implement than we currently anticipate. Changing circumstances, including any unanticipated expenses, could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because of the numerous risks and uncertainties, the length of time and scope of activities associated with development of RLYB212, RLYB116 or any product candidate we may develop is highly uncertain, we are unable to estimate the actual amount of funds we will require for development, approval and any approved marketing and commercialization activities. Our future capital requirements, both near and long-term, will depend on many factors, including, but not limited to:

▪
the initiation, progress, timing, costs and results of our clinical trials through all phases of development, including our ongoing Phase 1/2 clinical trial for RLYB211, the planned clinical trials for RLYB212 and RLYB116 and the development of any other product candidates;
▪
the identification, assessment, acquisition and/or development of additional research programs and additional product candidates;
▪
the outcome, timing and cost of meeting regulatory requirements established by the FDA, the European Medicines Agency (the "EMA") and other comparable foreign regulatory authorities, including any additional clinical trials required by the FDA, EMA or other comparable foreign regulatory authorities;
▪
the willingness of the FDA, EMA and other comparable foreign regulatory authorities to accept our clinical trial designs, as well as data from our completed and planned preclinical studies and clinical trials, as the basis for review and approval of RLYB212, RLYB116 and any other product candidates;
▪
the progress, timing and costs of the development by us or third parties of companion diagnostics, if required, for RLYB212 or any other product candidates, including design, manufacturing and regulatory approval;
▪
the cost of filing, prosecuting, and enforcing our patent claims and other intellectual property rights;
▪
the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us;
▪
the costs associated with potential clinical trial liability or product liability claims, including the costs associated with obtaining insurance against such claims and with defending against such claims;
▪
the effect of competing technological and market developments;
▪
our ability to develop and commercialize products that are considered medically and/or financially differentiated to competitive products by physicians, patients and payers;
▪
the cost and timing of completion of commercial-scale manufacturing activities;
▪
the cost of making royalty, milestone or other payments under any future in-license agreements;
▪
our ability to maintain our collaboration with Exscientia on favorable terms and establish new collaborations;
▪
the extent to which we in-license or acquire additional product candidates or technologies;
▪
the severity, duration and impact of the COVID-19 pandemic, which may adversely impact our business;
▪
the cost of establishing sales, marketing and distribution capabilities for our product candidates, if approved;
▪
the initiation, progress and timing of our commercialization of RLYB212 and RLYB116, if approved, or any other product candidates;
▪
the availability of third-party coverage and reimbursement for and pricing of any approved products; and
▪
the costs of operating as a public company.

We will require significant additional capital to advance the development and potential commercialization of our product candidates, which we may raise through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. Depending on our business performance, the economic climate and market conditions, we may be unable to raise additional funds when needed on acceptable terms, or at all. Moreover, the COVID-19 pandemic is impacting the global economy, and the U.S. economy in particular, with the potential for the economic downturn to be severe and prolonged. A severe or prolonged economic downturn as a result of the COVID-19 pandemic could result in a variety of challenges for our business, including disruptions in the financial markets, which could adversely impact our ability to raise additional capital when needed or on acceptable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may need to significantly delay, scale back or discontinue the development of one or more of our product candidates or the commercialization of any product that may be approved for marketing, and we could be forced to discontinue operations. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we generate significant revenue from product sales, we expect to finance our operations through the sale of equity, debt financings, marketing and distribution arrangements and collaborations, strategic alliances and licensing arrangements or other sources. We do not currently have any committed external source of funds. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

To the extent that we raise additional capital through the future sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. In addition, debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and we may need to dedicate a substantial additional portion of any operating cash flows to the payment of principal and interest on such indebtedness. Any future indebtedness, combined with our other financial obligations, could increase our vulnerability to adverse changes in general economic, industry and market conditions, limit our flexibility in planning for, or reacting to, changes in our business and the industry and impose a competitive disadvantage compared to our competitors that have less debt or better debt servicing options. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, intellectual property, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. Furthermore, any capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to advance research programs, product development activities or product candidates. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate product candidate development or future commercialization efforts.

We have a limited operating history and no history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability.

We were formed in January 2018, and our operations to date have been limited to financing and staffing our company, identifying, evaluating and acquiring or in-licensing product candidates and technologies, conducting preclinical studies and our clinical trial for RLYB211 and preclinical studies for RLYB212 and RLYB116, and developing a pipeline of other preclinical and research programs. We have not yet demonstrated the ability to complete successfully a large-scale, pivotal clinical trial, obtain marketing approval, manufacture a commercial-scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing, obtaining marketing approval for and commercializing pharmaceutical products.

In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. We will eventually need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition and, as a result, our business may be adversely affected.

Our quarterly and annual financial results may fluctuate, which makes our results difficult to predict and may cause our results to fall short of expectations.

Our financial condition and operating results have varied in the past and will continue to fluctuate from quarter-to-quarter and year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following, as well as other factors described elsewhere in this Quarterly Report on Form 10-Q:

▪
variations in the level of expense related to the ongoing development of our product candidates or research pipeline;
▪
delays or failures in advancement of existing or future product candidates into the clinic or in clinical trials;
▪
the feasibility of developing, manufacturing and commercializing our product candidates;
▪
our relationships, and any associated exclusivity terms, with strategic collaborators;
▪
our execution of any additional collaboration, licensing or similar arrangements, and the timing of payments we may make or receive under existing or future arrangements, or the termination or modification of any such existing or future arrangements;

▪
our operation in a net loss position in the foreseeable future;
▪
our ability, ourselves or with collaborators, to develop a companion diagnostic, if required, and obtain marketing approval;
▪
our ability to consistently manufacture our product candidates, including in sufficient quantities for clinical or commercial purposes;
▪
our dependence on, and the need to attract and retain, key management and other personnel;
▪
developments or disputes concerning patents or other proprietary rights, litigation matters and our ability to obtain and maintain patent protection for our product candidates;
▪
strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
▪
if any of our product candidates receives regulatory approval, the terms of such approval and market acceptance and demand for such product candidates;
▪
business interruptions such as power outages, strikes, civil unrest, wars, acts of terrorism or natural disasters;
▪
potential advantages that our competitors and potential competitors may have in developing and commercializing competing technologies or products, securing funding for or obtaining the rights to critical intellectual property;
▪
regulatory developments affecting our product candidates or those of our competitors; and
▪
our ability to use our net operating loss ("NOL") and income tax credit carryforwards to offset income tax.

Due to these and other factors, the results of any of our prior quarterly or annual periods should not be relied upon as indications of our future operating performance, and a period-to-period comparison of our results of operations may not be a meaningful indication of our future performance. In any particular quarter or quarters, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

Our ability to use our net operating loss and income tax credit carryforwards to offset future income tax liabilities may be subject to certain limitations.

We have incurred substantial NOLs during our history. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. NOLs generated in taxable years beginning after December 31, 2017 are not subject to expiration. Federal NOLs generated in taxable years beginning after December 31, 2017 generally may not be carried back to prior taxable years except that, under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), federal NOLs generated in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the taxable year in which the loss arises. Additionally, the deduction for NOLs arising in taxable years beginning after December 31, 2017 is generally limited to 80% of current year taxable income, however, as a result of the CARES Act, for taxable years beginning before January 1, 2021, the deductibility of federal NOLs generated in taxable years beginning after December 31, 2017 is not so limited. We also have substantial federal and state research and development and other tax credit carryforwards that expire at various dates. These tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOLs and tax credit carryforwards to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. We may experience such ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. If we undergo an ownership change, our ability to use our NOLs and income tax credit carryforwards could be further limited. For these reasons, we may not be able to use a material portion of our NOLs or tax credit carryforwards, even if we attain profitability.

Risks Related to Discovery, Development, Clinical Testing, Manufacturing, and Regulatory Approval

The ongoing COVID-19 pandemic in the United States and other countries has resulted in and may further result in disruptions to our preclinical studies, clinical trials, manufacturing and other business operations, which could adversely affect our business and the market price of our common stock.

The ongoing global COVID-19 pandemic is impacting worldwide economic activity, particularly economic activity in the United States, and poses the risk that we or our employees, contractors, suppliers, or other partners may be prevented from or delayed in conducting business activities for an indefinite period of time, including due to shutdowns, quarantines and other public health measures that may be requested or mandated by governmental authorities. The continued prevalence of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain and the manufacture or shipment of both drug substance and finished drug product for our product candidates for preclinical testing or clinical trials, cause diversion of healthcare resources away from the conduct of preclinical and clinical trial matters to focus on pandemic concerns, limit travel in a manner that interrupts key trial activities, such as trial site initiations and monitoring, delay regulatory filings with regulatory agencies in affected areas or adversely affect our ability to obtain or timing to obtain regulatory approvals. These actions have in the past, continue to and could in the future negatively affect our preclinical studies, clinical trials, manufacturing and other business operations, including:

▪
Preclinical studies and clinical trials: The impact of COVID-19 may cause delays and disruptions to some of our preclinical studies and clinical trials. The response to COVID-19 by healthcare providers may delay site initiation, may slow down enrollment and make the ongoing collection of data for patients enrolled in trials more difficult or intermittent. In addition, some participants and clinical investigators may be unable or unwilling to comply with clinical trial protocols. For example, quarantines or other travel limitations have been implemented in many countries and across the United States that may impede participant movement, affect sponsor access to study sites, and/or interrupt healthcare services, which may negatively impact the execution of clinical trials. We are initiating a global natural history study for FNAIT in 2021 that requires screening a large number of potential participants, and we could experience delays in screening due to COVID-19. Significant delays or disruptions to our preclinical studies or clinical trials could adversely affect our ability to timely initiate studies, conduct successful studies, generate scientifically robust clinical data, obtain regulatory approvals or commercialize our product candidates.
▪
Manufacturing and supply: We have encountered only limited disruptions to our manufacturing and supply chain as a result of COVID-19 to date, which have not had a material adverse impact on our business, but significant or prolonged disruptions could materially impact our business, operations or financial results. Even if our manufacturing operations are not materially disrupted, pandemic-related disruptions in other businesses, such as shipping and logistics companies, could affect the availability of our product candidates for our preclinical studies and clinical trials.
▪
Operations: In accordance with direction from state and local government authorities to protect the health of our employees, their families, and our communities, we made several changes to our operations in response to COVID-19. This response included performing all office-based work outside of the office. Our increased reliance on personnel working from home may negatively impact productivity or disrupt, delay or otherwise adversely impact our business. In addition, remote working could increase our cyber security risk. Government authorities could impose further restrictions, including mandated shutdown of businesses, which may negatively affect our operations.
▪
Stock Price: The extent and duration of the impact of the COVID-19 pandemic on our stock price is uncertain. The COVID-19 pandemic may cause our stock price to be more volatile, and our ability to raise capital could be impaired.

Regulatory agencies may redirect resources in response to the COVID-19 pandemic in a way that would adversely impact our ability to progress and achieve regulatory approvals. In addition, measures intended to limit in-person interactions with regulatory agencies may interfere with our ability to hold required regulatory meetings and restrict the feedback necessary to advance filings. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We are monitoring the potential impact of the COVID-19 pandemic on our business and financial statements. To date, we have not incurred impairment losses in the carrying values of our assets as a result of the pandemic and we are not aware of any specific related event or circumstance that would require us to revise our estimates reflected in our financial statements.

We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and prospects. The extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, financial condition and liquidity, including planned and future clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, including the availability, administration rates and duration of efficacy of vaccines and their effectiveness against the Delta variant or any other variants as new strains of the virus evolve, and the duration and intensity of the related effects.

We are heavily dependent on the success of RLYB212 and RLYB116, which are in preclinical IND-enabling activities. If we are not able to develop, obtain regulatory approval for, or successfully commercialize our product candidates, or if we experience significant delays in doing so, our business will be materially harmed.

Our lead programs are in early-stage clinical development or preclinical IND-enabling activities, and we do not currently have any commercial products that generate revenues or any other sources of revenue. To date, we have invested a significant portion of our efforts and financial resources in the development of RLYB211 and RLYB212 for the prevention of FNAIT and the development of RLYB116. Our future success is substantially dependent on our ability to successfully complete preclinical and clinical development for, obtain regulatory approval for, and successfully commercialize, our product candidates, which may never occur. We currently have no products that are approved for commercial sale and may never be able to develop a marketable product.

In addition, we submitted a CTA in Germany for RLYB212 in July 2021 and subject to the acceptance of our CTA submission, we expect to initiate a Phase 1 first-in-human trial in Germany in the first quarter of 2022, with proof of concept data from a Phase 1b trial planned for mid-2022. There is no guarantee that the regulatory authority will accept our CTA submission, and the regulatory authority may require additional information. We could also be required to perform additional studies prior to the acceptance of our CTA submission. Any delays in the commencement of our Phase 1 trial for RLYB212 could impact our product development timelines, result in increased costs, affect our ability to obtain marketing approval for RLYB212 according to our plans, and delay commercialization.

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate the safety and efficacy of our investigational product candidates for use in each target indication through lengthy, complex and expensive preclinical studies and clinical trials. Failure can occur at any time during the preclinical study and clinical trial processes, and, because our product candidates are in an early-stage of development, there is a high risk of failure, and we may never succeed in developing marketable products.

Our ability to generate product revenue will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. Ongoing and future preclinical studies and clinical trials of our product candidates may not show sufficient safety or efficacy or be of sufficient quality to obtain or maintain regulatory approvals. There can be no assurance that any of our product candidates, even if approved, will prove to be commercially viable therapeutics.

RLYB212 and RLYB116 are designed for subcutaneous self-administration. The formulation or physical properties of RLYB212 and RLYB116 may ultimately be determined to be inadequate to support this route of administration. If subcutaneous administration is not feasible, then we may need to identify additional formulations or routes of administration, which could delay initiation of our clinical trials or commercialization and result in significant additional costs. Further, alternative formulations and routes of administration may be required to differentiate our product candidates from competitors and/or secure access to support successful commercialization.

Commercialization of product candidates we may develop will require additional preclinical and clinical development; regulatory and marketing approval in multiple jurisdictions, including by the FDA and the EMA; obtaining manufacturing supply, capacity and expertise; building of a commercial organization; and significant marketing efforts. The success of our most advanced product candidates and other product candidates will depend on several factors, including the following:

▪
successful and timely initiation of preclinical studies, and successful and timely initiation of, enrollment in, and completion of our clinical trials with results that support a finding of safety and effectiveness and an acceptable risk-benefit profile of our product candidates in the intended populations within the timeframes we have projected;
▪
regulatory grants of authorization to proceed under INDs or CTAs such that we can commence planned or future clinical trials of our product candidates;
▪
sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
▪
receipt of regulatory approvals from applicable regulatory authorities for our product candidates, and if required, in vitro diagnostic devices including companion diagnostics;
▪
our ability to successfully utilize certain delivery systems, such as pre-filled syringes ("PFSs") pen-injectors and/or autoinjectors, for certain of our product candidates and to obtain regulatory approval of any such drug/device combination product;
▪
the outcome, timing, and cost of meeting regulatory requirements, including any post-marketing commitments, established by the FDA, EMA and other comparable foreign regulatory authorities;
▪
establishing commercially viable arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
▪
obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
▪
establishing sales, marketing and distribution capabilities, whether alone or through a collaboration, to support commercialization of our product candidates, if and when approved;

▪
acceptance of the product candidates, if and when approved, by patients, the medical community and third-party payors;
▪
effectively differentiating and competing with other therapies approved and/or used for the same indications as our product candidates, particularly RLYB116;
▪
establishing appropriate prices for any product candidates that receive regulatory approval that reflect the value that the product candidates offer in the indications for which they are approved;
▪
obtaining and maintaining third-party coverage and reimbursement;
▪
enforcing and defending intellectual property rights and claims; and
▪
maintaining an acceptable safety profile of the product candidates following approval.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to commercialize our product candidates successfully, which would materially harm our business. Due to the uncertain and time-consuming clinical development and regulatory approval process, we may not successfully develop any of our product candidates and may choose to discontinue the development of any of our product candidates. If we discontinue development of a product candidate, we will not receive anticipated revenues from that product candidate and we may not receive any return on our investment in that product candidate. We may discontinue a product candidate for clinical reasons if it does not prove to be safe and effective for its targeted indications. During clinical development, companies in our field often need to discontinue the development of product candidates if such product candidates do not achieve the necessary efficacy at tolerated doses required for patient benefit. In addition, there may be important facts about the safety, efficacy and risk versus benefit of our product candidates that are not known to us at this time. Any unexpected safety events or our failure to generate sufficient data in our clinical trials to demonstrate efficacy may cause a product candidate to fail clinical development. Furthermore, even if that product candidate meets its safety and efficacy endpoints, we may discontinue its development for various reasons, such as changes in the competitive environment or the standard of care and the prioritization of our resources.

We may not be successful in our efforts to identify additional product candidates. Due to our limited resources and access to capital, we must prioritize development of certain product candidates, the choice of which may prove to be wrong and adversely affect our business.

An important component of our strategy is expanding our pipeline through partnering, acquiring or in-licensing additional product candidates that target validated biology. We also seek to identify and develop product candidates under our joint ventures with Exscientia Limited ("Exscientia"). If we fail to identify additional potential product candidates, or fail to partner, acquire or in-license additional product candidates, our business could be materially harmed.

Research programs to develop additional product candidates require substantial technical, financial, and human resources whether or not they are ultimately successful. Our efforts may initially show promise in identifying potential indications or product candidates, yet fail to yield results for clinical development for several reasons, including:

▪
the research methodology used may not be successful in identifying potential indications or product candidates;
▪
potential product candidates may, after further study, be shown to have harmful or unexpected adverse effects or other characteristics that indicate they are unlikely to be effective drugs; or
▪
it may take greater human and financial resources than we possess to identify additional therapeutic opportunities for our product candidates or to develop suitable potential product candidates through research programs, thereby limiting our ability to develop, diversify, and expand our product portfolio.

Because we have limited financial and human resources, we intend to focus initially on research programs and product candidates for a limited set of indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that could have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities.

Accordingly, there can be no assurance that we will ever be able to identify additional therapeutic opportunities for our product candidates or to develop suitable potential product candidates through internal research programs, which could materially adversely affect our future growth and prospects.

Preclinical studies and clinical trials are expensive, time consuming and difficult to design and implement, and involve uncertain outcomes. Any product candidates that we advance into clinical trials may not achieve favorable results in later clinical trials, if any, or receive marketing approval. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Before obtaining marketing approval from the FDA, EMA or other comparable regulatory authorities for the sale of our product candidates, we must complete preclinical studies and extensive clinical trials to demonstrate the safety and efficacy of our product candidates. To initiate clinical trials for any future product candidates, we must submit the results of preclinical studies to the FDA, EMA or other comparable foreign regulatory authorities, along with other information, including information about chemistry, manufacturing and controls ("CMC") and our proposed clinical trial protocol, as part of an IND or similar regulatory filing that must be accepted by the FDA, EMA or other applicable regulatory authorities before we may proceed with clinical development. In the event that regulators require us to complete additional preclinical studies or we are required to satisfy other regulator requests, such as obtaining alignment on the device regulatory pathway for our FNAIT prevention program, the start of our clinical trials may be delayed or prevented. Even after we receive and incorporate guidance from these regulatory authorities, the FDA, EMA or other regulatory authorities could (i) disagree that we have satisfied their requirements to commence our clinical trial, (ii) change their position on the acceptability of our data, trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or (iii) impose stricter requirements for approval than we currently expect.

We may experience delays in initiating and completing any clinical trials that we intend to conduct, and we do not know whether planned preclinical studies or clinical trials, will begin on time, need to be redesigned, enroll an adequate number of patients on time, or be completed on schedule, or at all. We may experience numerous unforeseen events that could delay or prevent our ability to complete current clinical trials or initiate and complete new trials, any of which may delay or prevent us from receiving marketing approval or commercializing our product candidates. These events include, but are not limited to:

▪
the FDA, EMA or other comparable foreign regulatory authorities requiring us to submit additional data or imposing other requirements before permitting us to commence a trial;
▪
delays in receiving or denial by regulatory agencies of permission to proceed with our planned clinical trials or any other clinical trials we may initiate, or placement of a clinical trial on hold;
▪
negative results from our non-clinical trials or clinical trials;
▪
challenges, delays and cost involved in identifying, recruiting and retaining suitable patients and clinical trial sites in sufficient numbers to participate in clinical trials;
▪
delays in reaching an agreement on acceptable terms with prospective contract research organizations ("CROs") and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
▪
delays in obtaining Institutional Review Board ("IRB") approval at each site within the United States, or Independent Ethics Committee ("IEC") approval at sites outside the United States;
▪
delays or problems in analyzing data, or the need for additional analysis or data or the need to enroll additional patients;
▪
failure by us, our CROs, trial sites or investigators to adhere to clinical trial, regulatory, legal or contractual requirements and perform trials in accordance with the FDA’s good clinical practices ("GCP") requirements and trial protocol;
▪
inadequate quantity or quality of product candidate or other materials necessary to conduct clinical trials, for example as a result of delays in defining and implementing the manufacturing process for materials used in clinical trials or for the manufacture of larger quantities or other delays or issues arising in the manufacturing of sufficient supply of finished drug product;
▪
with respect to RLYB211, our inability to source a sustained, dependable long-term supply, including due to the scarcity of potential donors who maintain an adequate level of anti-HPA-1a antibodies and because supply will decrease if RLYB211 becomes clinically successful in preventing FNAIT;
▪
problems with designing and readiness of in vitro diagnostic devices, including companion diagnostic testing, if required, and our inability, or that of our collaborators, to develop any required laboratory diagnostic tests or companion diagnostics for RLYB212 or any other product candidate;
▪
lack of adequate funding to continue a clinical trial, including as a result of unanticipated costs or increases in costs of clinical trials;
▪
occurrence of serious adverse events including unexpected serious adverse events, associated with the product candidate or reports from non-clinical or clinical testing of our own or competing therapies that raise safety or efficacy concerns, or delays or failures in addressing patient safety concerns that arise during the course of a trial;

▪
changes in regulatory requirements and guidance that require changes to planned or ongoing preclinical and clinical studies, or the conduct of additional studies; and
▪
difficulties recruiting and retaining employees, consultants or contractors with the required level of expertise.

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs or IECs of the institutions in which such trials are being conducted, the FDA, EMA or other regulatory authorities, or recommended for termination by a Data and Safety Monitoring Board, or DSMB, for such trial. Such authorities may impose a suspension or termination or recommend an alteration to clinical trials due to several factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, the identification of safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions. Furthermore, we rely and will rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we have agreements governing their committed activities, we have limited influence over their actual performance, as described in the section titled “— Risks Related to Our Dependence on Third Parties.”

Our lead product candidates, RLYB212 and RLYB116, are still in development and will require the successful completion of one or more registrational clinical trials before we are prepared to submit a Biologics License Application (a "BLA") for regulatory approval by the FDA. We cannot predict with any certainty if or when we might complete the development of RLYB212 or RLYB116, submit a BLA for regulatory approval or whether any such BLA will be approved by the FDA.

Principal investigators for our clinical trials could serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of a clinical trial. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site, and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of our product candidates.

If we experience delays in the completion, or termination, of any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed or prevented. Moreover, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Any delays to our clinical trials that occur as a result could shorten any period during which we may have the exclusive right to commercialize our product candidates and our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects significantly.

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control, including our focus on rare diseases.

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timely completion of clinical trials in accordance with their protocols depends, among other things, on the speed at which we can recruit eligible patients to participate in testing our product candidates and our ability to enroll a sufficient number of patients who remain in the study until its conclusion. Clinical trial recruitment delays often result in increased costs, delays in advancing product development, delays in testing the effectiveness of technologies, delays in obtaining regulatory approval or termination of clinical trials. We may be unable to enroll a sufficient number of patients to complete any of our clinical trials, and even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials.

Patient enrollment and retention in clinical trials depends on many factors, including:

▪
the design of the clinical trial, including the patient eligibility criteria defined in the protocol;
▪
the size and nature of the patient population required for analysis of the trial’s primary endpoints;
▪
the existing body of safety and efficacy data with respect to the product candidate;
▪
the proximity of patients to clinical sites;
▪
our ability to recruit clinical trial investigators with the appropriate competencies and experience;

▪
clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or medical devices that may be approved for the indications we are investigating;
▪
competing clinical trials being conducted by other companies or institutions, particularly for RLYB116;
▪
our ability to obtain and maintain patient consents;
▪
the risk that patients enrolled in clinical trials will drop out of the trials before completion; and
▪
other factors we may not be able to control, such as the ongoing COVID-19 pandemic that may limit patients, principal investigators or staff, or clinical site availability.

Additionally, we may have difficulty identifying and enrolling patients for our planned clinical trials because the conditions for which we plan to evaluate our current product candidates are rare diseases and we anticipate that there will be limited patient pools from which to draw for clinical trials. Further, because screening for many of these diseases is not widely adopted, and because it can be difficult to diagnose these diseases in the absence of screening, we may have difficulty finding patients who are eligible to participate in our studies or trials. For example, participants in clinical trials for RLYB211 and RLYB212 have the rare HPA-1b/b genotype and we may have difficulty identifying participants for these clinical trials. In addition, our clinical trials for RLYB116 will compete with other clinical trials for product candidates that are currently being tested in clinical trials for paroxysmal nocturnal hemoglobinuria ("PNH") and generalized myasthenia gravis ("gMG") and this competition will reduce the number and types of patients available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Furthermore, any negative results we may report in clinical trials of any of our product candidates may make it difficult or impossible to recruit and retain patients in other clinical trials of that same or a similar product candidate.

Outside of the United States, our ability to initiate, enroll and complete a clinical trial successfully is subject to numerous additional risks, including:

▪
difficulty in establishing or managing relationships with CROs and physicians;
▪
different standards for the conduct of clinical trials;
▪
our inability to locate qualified local consultants, physicians and partners; and
▪
the potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment.

We may not be able to initiate or continue clinical trials required by the FDA, the EMA or other regulatory authorities if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials. If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit or terminate ongoing or planned clinical trials. Delays or failures in planned patient enrollment or retention may result in increased costs or program delays, which could have a harmful effect on our ability to develop our product candidates or could render further development impossible.

Results of preclinical studies, clinical trials or analyses that we may announce or publish from time to time, may not be indicative of results obtained in later trials, and any interim results we may publish could be different than final results.

The results of preclinical studies, clinical trials or analyses of the results from such trials, may not be predictive of the results of later clinical trials. Product candidates in later clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and prior clinical trials or having shown promising results based on analyses of data from earlier trials. Late-stage clinical trials may include a larger number of patients and could differ in other significant ways from early-stage clinical trials, including changes to inclusion and exclusion criteria, patient population, efficacy endpoints, dosing regimen and statistical design. Our Phase 1/2 clinical trial for RLYB211 is single blinded, making it difficult to predict how rapid platelet clearance will lead to prevention of alloimmunization in pregnant women at higher risk for FNAIT and whether any favorable results that we may observe in such trial will be repeated in larger and more advanced clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in later-stage clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding earlier promising results. In addition, conclusions based on promising data from analyses of clinical results, such as the prospective and post hoc analysis of results may be shown to be incorrect in subsequent clinical trials that have pre-specified end points or may not be considered adequate by regulatory authorities. We believe data from our Phase 1/2 clinical trial of RLYB211 has demonstrated proof of concept of our proposed mechanism of action and supports advancing RLYB212 into clinical trials, however, we cannot guarantee that clinical trial results will be similar for RLYB212. Even if we complete later clinical trials as planned, we cannot be certain that their results will support the safety and efficacy requirements sufficient to obtain regulatory approval, and, as a result, our clinical development plans may be materially harmed.

In addition, interim, “top-line” and preliminary data from our clinical trials that we announce or publish may change as more patient data become available or as additional analyses are conducted. The data obtained in such clinical trial are subject to additional audit and verification procedures and following such procedures, such interim data could be materially different from the final data.

Any product candidates that we develop or the administration thereof, may cause serious adverse events or undesirable side effects, which may halt their clinical development, delay or prevent marketing approval, or, if approved, require them to be taken off the market, include safety warnings, or otherwise limit their sales.

Adverse events or undesirable side effects caused by any product candidates we develop could cause us or regulatory authorities or IRBs, IECs or DSMBs, where applicable, to interrupt, delay, or halt clinical trials and, if we seek approval of any such product candidate, could result in a more restrictive label, imposition of a Risk Evaluation and Mitigation Strategy ("REMS") program by the FDA or the delay or denial of regulatory approval by the FDA, EMA or other comparable foreign regulatory authorities. Additionally, the administration process or related procedures associated with our product candidates also may cause adverse side effects. Even if we determine that serious adverse events are unrelated to study treatment, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Results of any clinical trial we conduct could reveal a high and unacceptable severity and prevalence of side effects. For example, complement inhibitors have, by design, immunosuppressive effects and, in some cases, may be administered to patients with significantly compromised health. As a result, administration of RLYB116 could make patients more susceptible to infection. The chronic dosing of patients with RLYB116 could lead to an immune response that causes adverse reactions or impairs the activity and/or efficacy. Patients may develop an allergic reaction to the drug and/or develop antibodies directed at RLYB116, or may require immunization with a meningococcal vaccine and prophylactic antibiotics. An immune response that causes adverse reactions or impairs the activity of RLYB116 could cause a delay in or termination of our development plans.

Some potential therapeutics that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. In addition, side effects could affect patient recruitment or the ability of enrolled patients to complete a trial or result in potential clinical trial or product liability claims. Inadequate training or failures by clinical trial personnel in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Furthermore, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of subjects and limited duration of exposure, rare and severe side effects of our product candidates or those of our competitors may only be uncovered when a significantly larger number of patients have been exposed to the drug.

If we or others later identify undesirable side effects caused by any product candidate that we develop after the product is approved, several negative consequences could result, which could materially harm our business, including:

▪
regulatory authorities may suspend or withdraw approvals of such product candidate;
▪
regulatory authorities may require additional warnings on the label, limit the approved use of such product candidate, or otherwise restrict distribution or marketing such as through requiring adoption of a REMS program;
▪
we may be required to conduct additional clinical trials;
▪
we could be sued and held liable for harm caused to patients; and
▪
our reputation may suffer.

We cannot predict whether our product candidates will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on preclinical studies or early-stage clinical trials. Even if the side effects do not preclude the drug from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Any of these events could prevent us from achieving or maintaining market acceptance of a product candidate, if approved, and could significantly harm our business, results of operations, and prospects.

The regulatory approval processes of the FDA, EMA and comparable foreign regulatory authorities are lengthy, time- consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for RLYB212, RLYB116 or any of our other product candidates, our business will be substantially harmed.

In the United States, we are not permitted to market a product candidate until we receive approval of a BLA or a New Drug Application (a "NDA") from the FDA. The process of obtaining BLA and NDA approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Approval policies or regulations may change, and the FDA and other regulatory authorities have substantial discretion in the approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. In addition, the FDA may require post-approval clinical trials or studies as a condition of approval, which also may be costly.

The FDA approval for a limited indication or approval with required warning language, such as a boxed warning, could significantly impact our ability to successfully market our product candidates. The FDA also may require adoption of a REMS requiring prescriber training, post-market registries, or otherwise restricting the marketing and dissemination of these products. The FDA may inform us that an approved device, including a companion diagnostic, is required to obtain marketing approval of RLYB212. Companion diagnostics are subject to regulation as medical devices and must be separately approved for marketing by the FDA. Certain of our product candidates will rely on delivery systems, such as PFSs, pen-injectors and/or autoinjectors, and may ultimately be regulated as a drug/device combination product. Although the FDA and similar foreign regulatory agencies have systems in place for the review and approval of combination products, we may experience delays in the development and commercialization of our product candidates due to regulatory timing constraints and uncertainties in the product development and approval process. Despite the time and expense invested in the clinical development of product candidates, regulatory approval is never guaranteed for our product candidates or a companion diagnostic, if required. Assuming successful clinical development, we intend to seek product approvals in countries outside the United States, including in Europe. As a result, we would be subject to regulation by the EMA, as well as the other regulatory agencies in these countries.

Of the large number of drugs in development, only a small percentage successfully complete the regulatory approval processes and are commercialized. This lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain regulatory approval to market our product candidates and we may be forced to abandon our development efforts for our product candidate, which would significantly harm our business, results of operations, and prospects.

The time required to obtain approval by the FDA, EMA and other comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that we will never obtain regulatory approval for any product candidate.

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we must demonstrate to the satisfaction of the FDA, EMA or other comparable foreign regulatory authority, that such product candidates are safe and effective for their intended uses. Data obtained from preclinical studies and clinical trials are susceptible to varying interpretations, and regulatory authorities may not interpret our data as favorably as we do, which may further delay, limit, or prevent development efforts, clinical trials, or marketing approval. Even if we believe the preclinical or clinical data for our product candidates are sufficient to support approval, such data may not be considered sufficient to support approval by the FDA, EMA and other comparable regulatory authorities.

For example, we have proposed to use real-world data from our FNAIT Natural History Alloimmunization Study to support our development program and related regulatory submissions for RLYB212. Specifically, the natural history study data would assist us in assessing the frequency of women at higher risk of FNAIT among women of different racial and ethnic characteristics and the occurrence of HPA-1a alloimmunization in these women. The natural history studies and other real-world evidence we may submit to support applications for marketing approval may not be accepted by the FDA, EMA, or other comparable foreign regulatory authorities.

The FDA, EMA or other comparable foreign regulatory authority can delay, limit, or deny approval of RLYB212, RLYB116 or any of our other product candidates that we develop or require us to conduct additional preclinical or clinical testing or abandon a program for many reasons, including, but not limited to:

▪
the FDA, EMA or other comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
▪
we may be unable to demonstrate to the satisfaction of the FDA, EMA or other comparable foreign regulatory authorities that our product candidate is safe and effective for its proposed indication;
▪
serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates, or other products containing an active ingredient in our product candidates;
▪
negative or ambiguous results from our clinical trials or results that may not meet the level of statistical significance required by the FDA, EMA or other comparable foreign regulatory authorities for approval;
▪
the population studied in the clinical trial may not be sufficiently broad or representative to assure safety and efficacy in the full population for which we seek approval;

▪
the FDA, EMA or other comparable foreign regulatory authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care is potentially different from that of the United States or the applicable foreign jurisdiction;
▪
we may be unable to demonstrate that our product candidate’s clinical and other benefits outweigh its safety risks;
▪
the FDA, EMA or other comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
▪
the data collected from clinical trials of our product candidates may not be acceptable or sufficient to support the submission of a BLA or NDA or to obtain regulatory approval in the United States or elsewhere, and we may be required to conduct additional clinical trials;
▪
the FDA’s or the applicable foreign regulatory authority’s disagreement regarding the formulation, the labeling, and/or the specifications of our product candidates;
▪
the FDA, EMA, or other comparable foreign regulatory authorities may require us to obtain clearance or approval of a companion diagnostic test;
▪
additional time may be required to obtain regulatory approval for our product candidates because they are combination products;
▪
the FDA, EMA or other comparable foreign regulatory authorities may fail to approve or find deficiencies with the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
▪
the approval policies or regulations of the FDA, EMA or other comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

We have never obtained marketing approval for a product candidate. It is possible that the FDA may refuse to accept for substantive review any BLAs or NDAs that we submit for our product candidates or may conclude after review of our data that our applications are insufficient to obtain marketing approval of our product candidates. If the FDA does not accept or approve our BLAs or NDAs for our product candidates, it may require that we conduct additional clinical, preclinical, or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any BLA or NDA that we submit may be delayed or prevented, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve our BLA or NDA. Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing our product candidates, generating revenues, and achieving and sustaining profitability.

Our product candidates target rare diseases and conditions, and the market opportunities for RLYB212 and RLYB116, if approved, may be smaller than we anticipate. As a result, our commercial opportunity may be limited and because the target populations of our product candidates are for rare diseases, we must be able to successfully identify patients and capture a significant market share to achieve profitability and growth.

Our product candidates target rare diseases and conditions. We are developing RLYB212 for the potential prevention of FNAIT, and we estimate that each year greater than 22,000 pregnancies are at high risk for FNAIT in the United States, Canada, United Kingdom, other major European countries and Australia, based on the presence of HLA DRB3*01:01 positive and HPA-1a negative antibody in mothers and HPA-1a positive in the fetus. With respect to RLYB116, we estimate that there are approximately 4,700 patients with PNH and up to 60,000 patients with gMG in the United States. Our projections of the number of eligible patients are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, population statistics and market research, and may prove to be incorrect. Further, new sources may reveal a change in the estimated number of eligible patients, and the number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our current programs or future product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to. For example, even if we obtain FDA approval for RLYB212 or RLYB116, the drug may be approved for a target population that is more limited than what we currently anticipate. Furthermore, even if we obtain significant market share for any product candidate, if approved, the potential target populations for our product candidates are for rare diseases, and we may never achieve profitability.

Further, in many cases there are either no or limited screening or diagnostic tests for the indications our product candidates are being developed to potentially treat. For example, the successful prevention of FNAIT in mothers at risk for developing this rare disorder will require identifying expectant mothers who are HPA-1 negative and HLA DRB3*01:01 positive and HPA-1a positive in the fetus. In collaboration with partners, we may develop screening and diagnostics tests to help us to identify individuals at risk, and the FDA, EMA or other comparable foreign regulatory authorities may require us to do so. The lack of screening and diagnostic tests, coupled with the fact that there is frequently limited awareness among certain health care providers concerning the rare diseases we may seek to treat, often means that a proper diagnosis can, and frequently does, take years to identify (or an appropriate diagnosis may never be made for certain patients). As a result, even if one of our product candidates is approved for commercial sale, we may not be able to grow our revenues due to difficulty in identifying eligible patients. There can be no guarantee that any of our programs will be effective at identifying patients that will benefit from our product candidates, and even if we can identify patients that our product candidates can help, the number of patients that our product candidates may ultimately treat may turn out to be lower than we expect, they may not be otherwise amenable to treatment with our product candidates, or new patients may become increasingly difficult to identify, all of which may adversely affect our ability to grow and generate revenue and adversely affect our results of operations and our business. In addition, even in instances where we are able to expand the number of patients being treated, the number may be offset by the number of patients that discontinue use of the applicable product in a given period resulting in a net loss of patients and potentially decreased revenue.

The FDA, EMA or other comparable foreign regulatory authorities could require the clearance or approval of an in vitro diagnostic or companion diagnostic device as a condition of approval for any product candidate that requires or would commercially benefit from such tests. Failure to successfully validate, develop and obtain regulatory clearance or approval for companion diagnostics on a timely basis or at all could harm our drug development strategy and we may not realize the commercial potential of any such product candidate.

If safe and effective use of RLYB212 or any of our other product candidates depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of that test, known as a companion diagnostic, at the same time that the FDA approves our product candidates. The process of development and approval of such diagnostic is time consuming and costly. Companion diagnostics, which provide information that is essential for the safe and effective use of a corresponding therapeutic product, are subject to regulation by the FDA, EMA and other comparable foreign regulatory authorities as medical devices and require separate regulatory approval from therapeutic approval prior to commercialization. The FDA previously has required in vitro diagnostic tests intended to select the patients who will respond to a product candidate to obtain pre-market approval ("PMA") simultaneously with approval of the therapeutic candidate. The PMA process, including the gathering of preclinical and clinical data and the submission and review by the FDA, can take several years or longer. It involves a rigorous pre-market review during which the applicant must prepare and provide FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing, and labeling. After a device is placed on the market, it remains subject to significant regulatory requirements, including requirements governing development, testing, manufacturing, distribution, marketing, promotion, labeling, import, export, record-keeping, and adverse event reporting.

Given our limited experience in developing and commercializing in vitro diagnostic devices, including companion diagnostic tests, we do not plan to develop such tests internally and thus will be dependent on the sustained cooperation and effort of third-party collaborators in developing and obtaining approval for these in vitro diagnostic tests. We may not be able to enter into arrangements with a provider to develop screening and/or diagnostic tests for use in connection with a registrational trial for RLYB212 or for commercialization of RLYB212, or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of RLYB212. We and our future collaborators may encounter difficulties in developing and obtaining approval for the such tests, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. Any delay or failure by our collaborators to develop or obtain regulatory approval of in vitro diagnostic tests could delay or prevent approval of RLYB212 or any of our other product candidates. In addition, we, our collaborators or third parties may encounter production difficulties that could constrain the supply of such tests, and both they and we may have difficulties gaining acceptance of the use of such tests by physicians. We believe that adoption of screening and treatment into clinical practice guidelines is important for market access, third-party payer reimbursement, utilization in medical practice and commercial success. Both our collaborators and we may have difficulty gaining acceptance of such screening and/or diagnostic tests into clinical practice guidelines. If such tests fail to gain market acceptance, it would have an adverse effect on our ability to derive revenues from sales, if any, of RLYB212 if it is approved for commercial sale, or any other approved products that require an in vitro diagnostic test. In addition, any collaborator or third-party with whom we contract may decide not to commercialize or to discontinue selling or manufacturing the test that we anticipate using in connection with development and commercialization of our product candidates, or our relationship with such collaborator or third-party may otherwise terminate. We may not be able to enter into arrangements with another provider to obtain supplies of an alternative in vitro diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our product candidates.

We face significant competition from biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. Our success is highly dependent on our ability to acquire, develop, and obtain marketing approval for new products on a cost-effective basis and to market them successfully. If a product candidate we develop is approved, we will face intense competition. There are many public and private biopharmaceutical companies, universities, government agencies and other research organizations actively engaged in the research and development of products that may be like our product candidates or address similar markets. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. In addition, the number of companies seeking to develop and commercialize products and therapies competing with our product candidates is likely to increase. However, we seek to build our portfolio with key differentiating attributes to provide a competitive advantage in the markets we target. We believe RLYB212 could be a first-in-class antibody for the prevention of FNAIT, and no direct mechanistic based clinical competition currently exists. Our second product candidate, RLYB116 faces competition from a number of companies for the treatment of patients with PNH and gMG, including Soliris and Ultomiris marketed by Alexion Pharmaceuticals, Inc.("Alexion"). If we successfully develop and, if approved, commercialize RLYB116, this therapy may compete, or potentially be used in conjunction, with currently marketed treatments, including Soliris and Ultomiris, and any new therapies that may become available in the future.

Competition could render any product candidate we develop obsolete, less competitive, or uneconomical. In addition, product candidates developed by our competitors may prove to be more safe or more effective than our product candidates. Our competitors may, among other things:

▪
have significantly greater name recognition and financial, manufacturing, marketing, product development, technical, commercial infrastructure, and human resources than we do;
▪
more effectively recruit and retain qualified scientific and management personnel;
▪
more effectively establish clinical trial sites and patient registration;
▪
develop and commercialize products that are safer, more effective, less expensive, more convenient, or easier to administer, or have fewer or less severe side effects;
▪
obtain quicker regulatory approval;
▪
better protect their patents and intellectual property or acquire technologies that are complementary to, or necessary for, our programs;
▪
implement more effective approaches to sales, marketing, pricing, coverage, market access, and reimbursement; or
▪
form more advantageous strategic alliances or collaborations.

If we are not able to effectively compete for any of the foregoing reasons, our business will be materially harmed.

Disruptions in the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

In response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. In April 2021, the FDA released additional guidance on its handling of inspections during the COVID-19 pandemic, addressing situations where FDA may request to conduct a remote interactive evaluation. While participation in a remote interactive evaluation is voluntary, declining FDA’s guidance could impede the FDA’s ability to make a timely regulatory decision (e.g., regarding adequacy of a clinical trial used in support of a pending application or adequacy of a drug manufacturing operation described in the application). Regulatory authorities outside the United States may also impose similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Even if we obtain FDA approval for a product candidate in the United States, we or our current or future collaborators may never obtain approval for or commercialize the product candidate in any other jurisdiction, which would limit our ability to realize its full market potential.

In order to market any product in a particular jurisdiction, we or our current or future collaborators must establish and comply with numerous and varying regulatory requirements regarding safety and efficacy on a country-by-country basis. Approval by the FDA in the United States does not ensure approval by comparable regulatory authorities in other countries or jurisdictions. However, the failure to obtain approval in one jurisdiction may negatively impact our or our collaborators’ ability to obtain approval elsewhere. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country.

Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and increased costs for us and require additional preclinical studies or clinical trials which could be costly and time- consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including in international markets, and we do not have experience in obtaining regulatory approval in international markets. If we or our collaborators fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and we will be unable to realize the full market potential of any product we develop.

Even if we obtain regulatory approval for any of our product candidates, we will still face extensive and ongoing regulatory requirements and obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with any product candidates.

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval preclinical and clinical testing, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, and advertising and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of the FDA and other regulatory authorities. These requirements include submissions of safety and other post- marketing information and reports, establishment registration and drug listing requirements, continued compliance with current Good Manufacturing Practice, or cGMP, requirements regarding the distribution of samples to physicians and recordkeeping and Good Laboratory Practice ("GLP") and GCP requirements for non-clinical studies and any clinical trials that we conduct post-approval.

The FDA may also require costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. Additionally, the FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in a manner that is consistent with the provisions of the approved labeling. If we market our products for uses beyond their approved indications or otherwise inconsistent with the FDA-approved labeling, we may be subject to enforcement action for off-label marketing by the FDA and other federal and state enforcement agencies, including the Department of Justice. Violation of the Federal Food, Drug, and Cosmetic Act (the "FDCA") and other statutes, including the False Claims Act, and equivalent legislation in other countries relating to the promotion and advertising of prescription products may also lead to investigations or allegations of violations of federal and state and other countries’ health care fraud and abuse laws and state consumer protection laws. Even if it is later determined we were not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our actions and have to divert significant management resources from other matters.

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers, or manufacturing processes or failure to comply with regulatory requirements, may yield various results, including, but not limited to:

▪
restrictions on manufacturing such products;
▪
restrictions in the labeling or on the marketing of products;
▪
restrictions on product distribution or use;
▪
requirements to conduct post-marketing studies or additional post-marketing clinical trials;
▪
issuance of warning letters or untitled letters;
▪
refusal to approve pending applications or supplements to approved applications that we submit, or delays in such approvals;
▪
recalls or market withdrawals of products;
▪
fines, restitution, or disgorgement of profits or revenues;
▪
suspension or termination of ongoing clinical trials;
▪
suspension or withdrawal of marketing approvals;
▪
refusal to permit the import or export of our products;
▪
product seizure; and
▪
injunctions, consent decrees, or the imposition of civil or criminal penalties.

If we obtain FDA approval for RLYB212 or RLYB116, safety risks not identified in our prior clinical trials may first appear after we obtain approval and commercialize these product candidates. Any new post-marketing adverse events may significantly impact our ability to market the drugs and may require that we recall and discontinue commercialization of the products. Furthermore, if any confirmatory post-marketing trial fails to confirm the clinical profile or clinical benefits of RLYB212 or RLYB116, the FDA may withdraw its approval, which would materially harm our business.

We also cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. Further, the FDA’s, EMA’s and other comparable regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of a product candidate or increase the costs and regulatory burden of commercialization. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition, and results of operations. Furthermore, non-compliance by us or any collaborator with regulatory requirements, including safety monitoring or pharmacovigilance, may also result in significant financial penalties, which would adversely affect our business.

We may seek Fast Track designation, Breakthrough Therapy designation, or PRIME designation for our product candidates, but we might not receive any such designation, and even if we do, such designation may not actually lead to a faster development or regulatory review or approval process.

If a drug is intended for the treatment of a serious or life-threatening condition, and non-clinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product candidate may qualify for FDA Fast Track designation, for which sponsors must apply. Sponsors of fast track products may have more frequent interactions with the FDA, and, in some circumstances, the FDA may initiate review of sections of a fast track product’s application before the application is complete. We may submit an application for Fast Track designation for RLYB212 and RLYB116. The FDA has broad discretion whether to grant this designation, and we may not receive it. Moreover, even if we receive Fast Track designation, Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular time frame. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

We also may seek a Breakthrough Therapy designation for RLYB212 or other product candidates if future results support such designation. A Breakthrough Therapy is defined as a drug (including biologic) that is intended, alone or in combination with one or more other drugs, to treat a serious condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Sponsors of products that have been designated as breakthrough therapies are eligible to receive more intensive FDA guidance on establishing an efficient drug development program, an organization commitment involving senior managers, and may be eligible for rolling review. Drugs designated as breakthrough therapies by the FDA may also be eligible for other expedited review programs, including accelerated approval and priority review, if supported by clinical data at the time the BLA or NDA is submitted to the FDA.

Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe that RLYB212 meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. Even if we receive Breakthrough Therapy designation, the receipt of such designation may not result in a faster development or regulatory review or approval process compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if RLYB212 qualifies as a Breakthrough Therapy, the FDA may later decide that RLYB212 no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

In the European Union, (the "EU") we may seek PRIME designation for some of our product candidates in the future. PRIME is a voluntary program aimed at enhancing the EMA’s role to reinforce scientific and regulatory support in order to optimize development and enable accelerated assessment of new medicines that are of major public health interest with the potential to address unmet medical needs. The program focuses on medicines that target conditions for which there exists no satisfactory method of treatment in the EU or even if such a method exists, it may offer a major therapeutic advantage over existing treatments. PRIME is limited to medicines under development and not authorized in the EU and the applicant intends to apply for an initial marketing authorization application through the centralized procedure. To be accepted for PRIME, a product candidate must meet the eligibility criteria in respect of its major public health interest and therapeutic innovation based on information that can substantiate the claims. The benefits of a PRIME designation include the appointment of a CHMP rapporteur to provide continued support and help to build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME enables an applicant to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. Even if we receive PRIME designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.

We may be unsuccessful in obtaining or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity. If our competitors are able to obtain orphan drug exclusivity for products that constitute the same drug and treat the same indications as RLYB212 and RLYB116 or any of our other product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.

Regulatory authorities in some jurisdictions, including the United States and the EU may designate drugs for relatively small patient populations as orphan drugs. Under the U.S. Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population of more than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the EMA’s Committee for Orphan Medicinal Products evaluates, and the European Commission grants, an orphan drug designation principally to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. In addition, the product under consideration is indicated for a condition where there exists no satisfactory method of diagnosis, prevention or treatment authorized in the EU or, if such method exists, that the medicinal product will be of significant benefit to those affected by that condition. Each of the FDA and the European Commission has granted orphan drug designation for RLYB211 and RLYB212 for the treatment of FNAIT. We may seek orphan drug designation in the United States and the EU for our other product candidates but may be unsuccessful in doing so. There can be no assurance that the FDA or the EMA’s Committee for Orphan Medicinal Products will consider orphan designation for any indication for which we apply or re-apply, or that we will be able to maintain such designation. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

If a product candidate with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same drug or biologic for the same orphan designation for that time period, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity. In the United States, the exclusivity period is seven years. The applicable exclusivity period is ten years in Europe, but such exclusivity period can be reduced to six years in Europe if a product no longer meets the criteria for orphan designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Similarly, in the EU, the market exclusivity can be broken if the holder of the marketing authorization for the original orphan medicinal product is unable to supply sufficient quantities of the medicinal product. In addition, in both the United States and EU, if a different drug is subsequently approved for marketing for the same or a similar indication as any of our product candidates that receive marketing approval, we may face increased competition and lose market share regardless of orphan drug exclusivity, which only protects against approval of the “same” drug for the same indication.

We may seek accelerated approval by the FDA for one or more of our product candidates. Accelerated approval by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We may in the future seek an accelerated approval for our one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. As a condition of approval, the FDA requires that a sponsor of a product receiving accelerated approval perform a post-marketing confirmatory clinical trial or trials. In addition, the FDA currently requires as a condition for accelerated approval the pre-submission of promotional materials to FDA for review.

Prior to seeking accelerated approval for any of our product candidates, we intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA for accelerated approval or any other form of expedited development, review or approval. Furthermore, if we decide to submit an application for accelerated approval there can be no assurance that such submission or application will be accepted or that the FDA will determine that the product candidate is eligible for or grant accelerated approval. A failure to obtain any planned accelerated approval for our product candidates would result in a longer time period to commercialization of our product candidates, if approved, could increase the cost of development of our product candidates and could harm our competitive position in the marketplace. If we receive accelerated approval for any of our product candidates, the FDA may withdraw accelerated approval if, among other things, a confirmatory trial required to verify the predicted clinical benefit of the product fails to verify such benefit or if such trial is not conducted with due diligence. Withdrawal of any accelerated approval could substantially harm our business.

Although RLYB211 and RLYB212 have received FDA designation as rare pediatric disease drug products, any marketing application we submit for these products may not qualify for issuance of a rare pediatric disease priority review voucher.

In the United States, RLYB211 and RLYB212 have received designation from the FDA as rare pediatric disease drug products. Receipt of rare pediatric disease designation is a prerequisite to qualifying for receipt of a rare pediatric disease priority review voucher upon approval of a marketing application for the rare pediatric disease drug product. The priority review voucher may be used to obtain priority review of a future marketing application that would not otherwise qualify to receive priority review. Priority review shortens the FDA’s goal for taking action on a marketing application from ten months to six months for an original BLA or NDA from the date of filing. As an alternative to using the priority review voucher to obtain priority review of one of its own marketing applications, the sponsor of a rare pediatric disease drug product receiving a priority review voucher may also sell or otherwise transfer the voucher to another company. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted an application relying on the priority review voucher. The FDA may also revoke any rare pediatric disease priority review voucher if the rare pediatric disease product for which the voucher was awarded is not marketed in the United States within one year following the date of approval.

There is no guarantee that, if we ever submit and obtain approval for RLYB211 or RLYB212 or any other product candidate for which we may obtain rare pediatric disease designation in the future, we will receive a rare pediatric disease priority review voucher. In addition to receiving rare pediatric disease designation, in order to receive a rare pediatric disease priority review voucher, the NDA or BLA must be granted priority review, rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population, not seek approval for a different adult indication in the original rare pediatric disease product application and be for a drug that does not include a previously approved active ingredient. Under current statutory sunset provisions, even if a marketing application meets all of these requirements, FDA may only award a voucher prior to September 30, 2026 and only if the approved product received rare pediatric disease drug product designation prior to September 30, 2024. We cannot be certain that we will receive approval for any of our rare pediatric disease designated products prior to the statutory sunset date, if ever. Moreover, even if we believe that our marketing application meets the other requirements to be eligible to receive a priority review voucher upon approval, FDA may disagree.

The successful commercialization of any product candidate we develop will depend in part on the extent to which regulatory authorities and private health insurers establish coverage and reimbursement. Failure to obtain or maintain coverage and reimbursement for our product candidates, if approved, could limit our or our collaborators’ ability to market those products and decrease our or our collaborators’ ability to generate revenue.

Our ability to obtain coverage and reimbursement for any product candidates by governmental healthcare programs, such as Medicare and Medicaid, private health insurers, and other third-party payors is essential for most patients to be able to afford prescription medications. Our ability to achieve acceptable levels of coverage and reimbursement for products or procedures using our products by regulatory authorities, private health insurers and other third-party payors will therefore have an effect on our ability to successfully commercialize any product candidates we develop. We cannot be sure that coverage and reimbursement will be available for our product candidates, if and when such candidates obtain marketing approval, and any reimbursement that may become available may not be adequate or may be decreased or eliminated in the future.

Moreover, increasing efforts by governmental and third-party payors in the United States to cap or reduce healthcare costs may cause third-party payors to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for any product we commercialize. We expect to experience pricing pressures in connection with the sale of our product candidates due to the trend toward managed health care and additional legislative, administrative, or regulatory changes. The downward pressure on healthcare costs in general, particularly prescription drugs and biologics and surgical procedures and other treatments, has become intense and new products face increasing challenges in entering the market successfully. Third-party payors are increasingly challenging the price and examining the cost-effectiveness of new products in addition to their safety and efficacy. To obtain or maintain coverage and reimbursement for any current or future product, we may need to conduct expensive pharmacoeconomic studies to demonstrate the medical necessity and cost-effectiveness of our product. These studies will be in addition to the studies required to obtain regulatory approvals.

No uniform policy for coverage and reimbursement for products exists among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor, and one third-party payor’s decision to cover a particular product does not ensure that other payors will also provide similar coverage. Additionally, the process for determining whether a third-party payor will provide coverage for a product is typically separate from the process for setting the price of such product or establishing the reimbursement rate that the payor will pay for the product once coverage is approved. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and reimbursement will be obtained or will be consistent across payors. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases at short notice, and we believe that changes in these rules and regulations are likely. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates, and may not be able to obtain a satisfactory financial return on our product candidates.

We or our collaborators may also be subject to extensive governmental price controls and other market regulations outside of the United States, and we believe the increasing emphasis on cost-containment initiatives in other countries have and will continue to put pressure on the pricing and usage of medical products. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we or our collaborators are able to charge for products we or our collaborators commercialize. Accordingly, in markets outside the United States, the reimbursement for products we or our collaborators commercialize may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

Even if a product candidate we develop receives marketing approval, it may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.

Even if our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors and the medical community. Commercial success also will depend, in large part, on the coverage and reimbursement of our product candidates and associated screening and/or diagnostic tests by third-party payors, including private insurance providers and government payors. Various factors will influence whether our product candidates are accepted in the market if approved for commercial sale, including, but not limited to:

▪
the efficacy, safety and tolerability of our products, and potential advantages compared to alternative treatments;
▪
the clinical indications for which the product is approved, and product labeling or product insert requirements of the FDA, EMA or other comparable foreign regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;
▪
the effectiveness of sales and marketing efforts;
▪
the prevalence and severity of any side effects;
▪
the cost of treatment in relation to alternative treatments, including any similar treatments;
▪
our ability to offer our products for sale at competitive prices;
▪
the availability and access to screening and/or diagnostic tests;
▪
the convenience and ease of administration compared to alternative treatments;
▪
the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
▪
the strength of marketing and distribution support;
▪
the availability of third-party coverage and reimbursement for any of our products that are approved and any screening and/or diagnostic testing, as appropriate; and
▪
any restrictions on the use of our product together with other medications.

Market acceptance of our product candidates is heavily dependent on patients’ and physicians’ perceptions that our product candidates are safe and effective treatments for their targeted indications and willingness to use screening and/or diagnostic tests to identify at-risk target populations for our therapeutics. The perceptions of any product are also influenced by perceptions of competitors’ products that are in the same class or that have a similar mechanism of action. Because we expect sales of our product candidates, if approved, to generate substantially all our revenues in the foreseeable future, the failure of our product candidates to find market acceptance would harm our business and could require us to seek additional financing.

If approved, our product candidates that are regulated as biologics may face competition from biosimilars approved through an abbreviated regulatory pathway.

The Biologics Price Competition and Innovation Act of 2009 (the "BPCIA") was enacted as part of the Patient Protection and Affordable Care Act ("the ACA") to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still develop and receive approval of a competing biologic, so long as their BLA does not rely on the reference product, sponsor’s data or submit the application as a biosimilar application. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty, and any new policies or processes adopted by the FDA could have a material adverse effect on the future commercial prospects for our biological products.

We believe that any of the product candidates we develop that is approved in the United States as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider the subject product candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. The approval of a biosimilar of our product candidates could have a material adverse impact on our business due to increased competition and pricing pressure.

If the FDA, EMA or other comparable foreign regulatory authorities approve generic versions of any of our small molecule investigational products that receive marketing approval, or such authorities do not grant our products appropriate periods of exclusivity before approving generic versions of those products, the sales of our products, if approved, could be adversely affected.

Once an NDA is approved, the product covered thereby becomes a “reference listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of abbreviated new drug applications ("ANDAs) in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials to assess safety and efficacy. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labelling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product.

The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference listed drug has expired. The FDCA provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity. Specifically, in cases where such exclusivity has been granted, an ANDA may not be submitted to the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference listed drug is either invalid or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the reference listed drug.

Generic drug manufacturers may seek to launch generic products following the expiration of any applicable exclusivity period we obtain if our products are approved, even if we still have patent protection for such products. Competition that our products could face from generic versions of our products could materially and adversely affect our future revenue, profitability, and cash flows and substantially limit our ability to obtain a return on the investments we have made in those product candidates.

If we are unable to establish sales, marketing and distribution capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing any product candidates we develop, if approved.

In order to market and successfully commercialize any product candidates we develop, if approved, we must build our sales and marketing capabilities or enter into collaborations with third parties for these services. We currently have no sales, marketing or distribution capabilities and as a company have no experience in marketing products. If we commercialize any of our product candidates that may be approved ourselves, we will need to develop an in-house marketing organization and sales force across rare disease therapeutic areas, which will require significant expenditures, management resources, and time. There are significant expenses and risks involved with establishing our own sales and marketing capabilities, including our ability to hire, train, retain, and appropriately incentivize a sufficient number of qualified individuals, generate sufficient sales leads and provide our sales and marketing team with adequate access to physicians who may prescribe our products, effectively manage a geographically dispersed sales and marketing team, and other unforeseen costs and expenses. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, and retrain marketing and sales personnel. Any failure or delay in the development of a product candidate that affects the expected timing of commercialization of the product candidate or results in the failure of the product candidate to be commercialized could result in us having prematurely or unnecessarily incurred costly commercialization expenses. Our investment would be lost if we are unable to retain or reposition our sales and marketing personnel.

We may also enter into collaborations for the sales and marketing of our product candidates, if approved. To the extent that we depend on collaborators for sales and marketing activities, any revenues we receive will depend upon the success of those collaborators’ sales and marketing teams and the collaborators’ prioritization of our products and compliance with applicable regulatory requirements, and there can be no assurance that the collaborators’ efforts will be successful. If we are unable to build our own sales and marketing team or enter into a collaboration for the commercialization of product candidates we develop, if approved, we may be forced to delay the commercialization of our product candidates or reduce the scope of our sales or marketing activities, which would have an adverse effect on our business, operating results and prospects.

Risks Related to Our Dependence on Third Parties

We intend to continue to acquire or in-license rights to additional product candidates or collaborate with third parties for the development and commercialization of our product candidates. We may not succeed in identifying and acquiring businesses or assets, in-licensing intellectual property rights or establishing and maintaining collaborations, which may significantly limit our ability to successfully develop and commercialize our other product candidates, if at all, and these transactions could disrupt our business, cause dilution to our stockholders or reduce our financial resources.

We acquired all rights to RLYB211 and RLYB212 from Prophylix in 2019 and rights to RLYB116 and RLYB114 from Sobi in 2019. We also have entered into joint ventures with Exscientia for the development of small molecule therapeutics for rare diseases. An important component of our approach to product development is to acquire or in-license rights to product candidates, products or technologies, acquire other businesses or enter into collaborations with third parties. We may not be able to enter into such transactions on favorable terms, or at all. Any such acquisitions, in-licenses or collaborations may not strengthen our competitive position, and these transactions may be viewed negatively by analysts, investors, customers, or other third parties with whom we have relationships. We may decide to incur debt in connection with an acquisition, or in-license or issue our common stock or other equity securities as consideration for the acquisition, which would reduce the percentage ownership of our existing stockholders. We could incur losses resulting from undiscovered liabilities of the acquired business that are not covered by the indemnification we may obtain from the sellers of the acquired business. In addition, we may not be able to successfully integrate the acquired personnel, technologies, and operations into our existing business in an effective, timely, and non-disruptive manner. Such transactions may also divert management attention from day-to-day responsibilities, increase our expenses, and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of future acquisitions or in-licenses or the effect that any such transactions might have on our operating results.

We may not realize the anticipated benefits of any current or future collaboration, each of which involves or will involve numerous risks, including:

▪
a collaborator may shift its priorities and resources away from our product candidates due to a change in business strategies, or a merger, acquisition, sale, or downsizing;
▪
a collaborator may seek to renegotiate or terminate its relationships with us due to unsatisfactory clinical results, manufacturing issues, a change in business strategy, a change of control or other reasons;
▪
a collaborator may cease development in therapeutic areas that are the subject of our collaboration;
▪
a collaborator may not devote sufficient capital or resources towards our product candidates, or may fail to comply with applicable regulatory requirements;
▪
a collaborator may change the success criteria for a product candidate, thereby delaying or ceasing development of such candidate;
▪
a significant delay in initiation of certain development activities by a collaborator will also delay payment of milestones tied to such activities, thereby impacting our ability to fund our own activities;
▪
a collaborator could develop a product that competes, either directly or indirectly, with our product candidates;
▪
a collaborator with commercialization obligations may not commit sufficient financial resources or personnel to the marketing, distribution, or sale of a product;
▪
a collaborator with manufacturing responsibilities may encounter regulatory, resource, or quality issues and be unable to meet demand requirements;
▪
a collaborator may terminate a strategic alliance;
▪
a dispute may arise between us and a collaborator concerning the research, development, or commercialization of a product candidate resulting in a delay in milestones or royalty payments or termination of the relationship and possibly resulting in costly litigation or arbitration, which may divert management’s attention and resources; and
▪
a collaborator may use our products or technology in such a way as to invite litigation from a third-party.

If any collaborator fails to fulfill its responsibilities in a timely manner, or at all, our research, clinical development, manufacturing, or commercialization efforts related to that collaboration could be delayed or terminated, or it may be necessary for us to assume responsibility for expenses or activities that would otherwise have been the responsibility of our collaborator. If we are unable to establish and maintain collaborations on acceptable terms or to successfully transition away from terminated collaborations, we may have to delay or discontinue further development of one or more of our product candidates, undertake development and commercialization activities at our own expense, or find alternative sources of capital, which would have a material adverse impact on our clinical development plans and business. If we fail to establish and maintain collaborations related to our product candidates, we could bear all of the risk and costs related to the development of any such product candidate, and we may need to seek additional financing, hire additional employees and otherwise develop expertise for which we have not budgeted. This could negatively affect the development and commercialization of our product candidates.

We may face significant competition in identifying and acquiring businesses or assets, in-licensing intellectual property rights and seeking appropriate collaboration partners for our product candidates, and the negotiation process may be time-consuming and complex. In order for us to successfully partner our product candidates, potential collaborators must view these product candidates as economically valuable in markets they determine to be attractive in light of the terms that we are seeking and other products or product candidates available for licensing from or in connection with collaborations with other companies. Our success in acquiring business or assets or in partnering with collaborators may depend on our history or perceived capability of successful product development. Even if we are successful in our efforts to acquire businesses or assets, in-license intellectual property rights or establish collaborations, we may not be successful in developing such products candidates or technologies or able to maintain such collaborations if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing.

Our reliance on a central team consisting of a limited number of employees and third parties who provide various administrative, research and development, and other services across our organization presents operational challenges that may adversely affect our business.

As of June 30, 2021, we had 28 full-time employees, upon whom we rely for various administrative, research and development, business development and other support services shared among our subsidiaries and the Exscientia joint venture. The size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support the operations of all of our subsidiaries and the Exscientia joint venture, including their research and development activities, the management of financial, accounting, and reporting matters, and the oversight of our third-party vendors and partners. If our centralized team or our third party vendors and partners performing such functions fail to provide adequate administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.

Our employees and independent contractors, including principal investigators, CROs, consultants, vendors, and any third parties we may engage in connection with development and commercialization may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

Misconduct by our employees and independent contractors, including principal investigators, CROs, consultants, vendors and any third parties we may engage in connection with research, development, regulatory, manufacturing, quality assurance and other pharmaceutical functions and commercialization, could include intentional, reckless or negligent conduct or unauthorized activities that violate: (i) the laws and regulations of the FDA, and other similar regulatory authorities, including those laws that require the reporting of true, complete and accurate information to such authorities; (ii) manufacturing standards; (iii) data privacy, security, fraud and abuse and other healthcare laws and regulations; or (iv) laws that require the reporting of true, complete and accurate financial information and data. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Activities subject to these or other laws could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creation of fraudulent data in preclinical studies or clinical trials, or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person or government agency could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us or them and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant civil, criminal, and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid, other U.S. federal healthcare programs or healthcare programs in other jurisdictions, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

We currently rely and will rely on third parties for the manufacture of drug substance for our preclinical studies and clinical trials and expect to continue to do so for commercialization of any product candidates that we may develop that are approved for marketing. We also rely and will rely on third parties for the design and manufacture of companion diagnostics related to RLYB212 and any other product candidates that may require a companion diagnostic. Our reliance on third parties may increase the risk that we will not have sufficient quantities of such drug substance, product candidates, or any products that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

We have limited personnel with experience in manufacturing, and we do not own facilities for manufacturing RLYB211, RLYB212 and RLYB116 or any other product candidate. Instead, we rely on and expect to continue to rely on contract manufacturers for the supply of cGMP-drug substance and drug product of RLYB211, RLYB212 and RLYB116 and any other product candidates we develop and, in the future, for commercial supply. Reliance on third parties may expose us to more risk than if we were to manufacture our product candidates ourselves.

We may be unable to establish necessary supply agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

▪
the possible breach of the manufacturing agreement by the third-party;
▪
the possible termination or nonrenewal of the agreement by the third-party at a time that is costly or inconvenient for us;
▪
reliance on the third-party for regulatory compliance, quality assurance, safety, and pharmacovigilance and related reporting; and
▪
the possible inability of third-party suppliers to supply and/or transport materials, components and products to us in a timely manner as a result of disruptions to the global supply chain, including in connection with the COVID-19 pandemic.

Third-party manufacturers may fail to comply with cGMP regulations or similar regulatory requirements outside the United States. Any failure to follow cGMP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our product candidates as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our product candidates, including leading to significant delays in the availability of our product candidates for our clinical trials or the termination of or suspension of a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Moreover, our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or medicines, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business, financial condition, results of operations, and prospects.

While we provide oversight of manufacturing activities, we have limited ability to control the execution of manufacturing activities by, and are or will be dependent on, our contract manufacturing organizations ("CMOs) for compliance with cGMP requirements for the manufacture of our product candidates by our CMOs. As a result, we are subject to the risk that our product candidates may have manufacturing defects or fail to comply with regulatory requirements, which we have limited ability to prevent. CMOs may also have competing obligations that prevent them from manufacturing our product candidates in a timely manner. If a CMO cannot successfully manufacture drug substance that conforms to our specifications and the regulatory requirements, we will not be able to secure or maintain regulatory approval for the use of our product candidates in clinical trials, or for commercial distribution of our product candidates, if approved. In addition, we have limited control over the ability of our CMOs to maintain adequate quality control, quality assurance, and qualified personnel, and we were not involved in developing our CMOs’ policies and procedures.

The facilities and processes used to manufacture our product candidates are subject to inspection by the FDA, EMA and other comparable foreign authorities. If the FDA, EMA or other comparable foreign regulatory authority finds deficiencies with or does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval or finds deficiencies in the future, we may need to find alternative manufacturing facilities or conduct additional studies, which would delay our development program and significantly impact our ability to develop, obtain regulatory approval for, or commercialize our product candidates, if approved. Furthermore, CMOs may breach existing agreements they have with us because of factors beyond our control. They may also terminate or refuse to renew their agreement at a time that is costly or otherwise inconvenient for us. Finding new CMOs or third-party suppliers involves additional cost and requires our management’s time and focus. In addition, there is typically a transition period when a new CMO commences work.

Any significant delay in the supply of our product candidates or the raw materials needed to produce our product candidates, could considerably delay conducting our clinical trials and potential regulatory approval of our product candidates. If we were unable to find an adequate CMO or another acceptable solution in time, our clinical trials could be delayed, or our commercial activities could be harmed.

We rely on and will continue to rely on CMOs to purchase from third-party suppliers the raw materials necessary to produce our product candidates. We have limited ability to control the process or timing of the acquisition of these raw materials by our CMOs. The COVID-19 pandemic may also have an impact on the ability of our CMOs to acquire raw materials. Moreover, we currently do not have any agreements for the production of these raw materials. Supplies of raw materials could be interrupted from time to time and we cannot be certain that alternative supplies could be obtained within a reasonable time frame, at an acceptable cost, or at all. In addition, a disruption in the supply of raw materials could delay the commercial launch of our product candidates, if approved, or result in a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates. Growth in the costs and expenses of raw materials may also impair our ability to cost effectively manufacture our product candidates. There are a limited number of suppliers for the raw materials that we may use to manufacture our product candidates and we may need to assess alternative suppliers to prevent a possible disruption of the manufacture of our product candidates. Moreover, our product candidates utilize drug substances that are produced on a small scale, which could limit our ability to reach agreements with alternative suppliers.

As part of their manufacture of our product candidates, our CMOs and third-party suppliers are expected to comply with and respect the intellectual property and proprietary rights of others. If a CMO or third-party supplier fails to acquire the proper licenses or otherwise infringes, misappropriates or otherwise violates the intellectual property or the proprietary rights of others in the course of providing services to us, we may have to find alternative CMOs or third-party suppliers or defend against claims of infringement, either of which would significantly impact our ability to develop, obtain regulatory approval for, or commercialize our product candidates, if approved. Further, the extent to which the COVID-19 pandemic impacts our ability to procure sufficient supplies for the development of our product candidates will depend on the severity and duration of the spread of the virus, and the actions undertaken to contain COVID-19 or treat its effects.

In addition, given our limited experience in developing and commercializing companion diagnostics, we do not plan to develop companion diagnostics internally and thus will be dependent on the sustained cooperation and effort of third-party collaborators in developing and obtaining approval for companion diagnostics if required. Reliance on these third-party collaborators exposes us to risks due to our limited control of their activities, including compliance by them with cGMP regulations or similar foreign requirements and inspection of their manufacturing facilities by the FDA or comparable foreign regulatory authorities and their obtaining, maintaining and protecting their intellectual property rights necessary to develop and manufacture companion diagnostics while not infringing on the intellectual property rights of others. We or our third-party collaborators also will need to source raw materials for any companion diagnostics, including obtaining amounts sufficient for widespread adoption of testing and a potential commercial launch of RLYB212, if approved, and we may be dependent on our collaborators to identify and obtain reliable sources of raw materials. Our collaborators also may breach their agreements with us or otherwise fail to perform to our satisfaction, which could impact the development timeline of our product candidates, and we may incur additional costs and delays if we need to transition to a new third-party companion diagnostic partner.

We rely, and will continue to rely, on third parties to conduct, supervise, and monitor our preclinical studies and clinical trials. If we fail to effectively oversee and manage these third parties, if they do not successfully carry out their contractual duties, or if they perform in an unsatisfactory manner, it may harm our business.

We rely, and will continue to rely, on CROs, CRO-contracted vendors, and clinical trial sites to ensure the proper and timely conduct of our clinical trials. Our reliance on CROs for clinical development activities limits our control over these activities, but we remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory, and scientific standards.

We and our CROs will be required to comply with the GLP requirements for our preclinical studies and GCP requirements for our clinical trials. Regulatory authorities enforce GCP requirements through periodic inspections of trial sponsors, principal investigators, and clinical trial sites. If we, or our CROs, fail to comply with GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, EMA or other comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP requirements and may require a large number of patients. Our failure or any failure by our CROs, investigators, CMOs or other third parties to comply with regulatory requirements or to recruit enough patients may delay ongoing or planned clinical trials or require us to repeat clinical trials, which would delay the regulatory approval process. Failure by us or by third parties we engage to comply with regulatory requirements can also result in fines, adverse publicity, and civil and criminal sanctions. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Our CROs, vendors and clinical trial investigators are not our employees, and we do not control whether they devote sufficient time and resources to our clinical trials. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities, which could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs and other third parties involved in our preclinical studies and clinical trials, which may reduce our trade secret protection and allow our potential competitors to access and exploit our proprietary technology. If our CROs and other third parties involved in our trials do not successfully carry out their contractual duties or obligations, or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, any product candidates that we develop. As a result, our financial results and the commercial prospects for any product candidates that we develop would be harmed, our costs could increase, and our ability to generate revenue could be delayed.

If our relationship with any CROs terminates, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms. Switching or adding additional CROs involves substantial cost and requires management’s time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have an adverse impact on our business, financial condition, and prospects.

Risks Related to Healthcare Laws and Other Legal Compliance Matters

Enacted and future healthcare legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates, if approved, and may affect the prices we may set.

In the United States and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes, and additional proposed changes, to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of health care. For example, in March 2010, the ACA was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers. The ACA expanded health care coverage through a Medicaid expansion and the implementation of the individual mandate for health insurance coverage. The ACA also imposed an annual fee payable on manufacturers of branded prescription drugs and biologic agents (other than those designated as orphan drugs) and included changes to the coverage and reimbursement of drug products under government healthcare programs. Such changes included an expansion in the Medicaid drug rebate program and an increase in the statutory minimum rebates a manufacturer must pay under the program as well as a new Medicare Part D coverage gap discount program requiring manufacturers to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period in exchange for coverage of the drugs under Medicare Part D. Under the Trump administration, there were ongoing efforts to modify or repeal all or certain provisions of the Healthcare Reform Act. For example, tax reform legislation was enacted at the end of 2017 that eliminated the tax penalty established under the ACA for individuals who do not maintain the mandated health insurance coverage beginning in 2019. The ACA has also been subject to judicial challenge. For example, in June 2021, the Supreme Court rejected a challenge to the constitutionality of the ACA on the grounds that the states and individuals that brought the challenge did not have standing.

Beyond the ACA, there have been ongoing health care reform efforts, including a number of recent actions. Some recent healthcare reform efforts have sought to address certain issues related to the COVID-19 pandemic, including an expansion of telehealth coverage under Medicare, accelerated or advanced Medicare payments to healthcare providers and payments to providers for COVID-19-related expenses and lost revenues. Other reform efforts affect pricing or payment for drug products, which was a focus of the Trump Administration. For example, subsequent to the ACA, the Medicaid Drug Rebate Program was subject to statutory and regulatory changes and the discount that manufacturers of Medicare Part D brand name drugs must provide to Medicare Part D beneficiaries during the coverage gap increased from 50% to 70%. Several regulations were issued in late 2020 and early 2021, some of which have been and may continue to be subject to scrutiny and legal challenge. For example, courts temporarily enjoined a new “most favored nation” payment model for select drugs covered under Medicare Part B that was to take effect on January 1, 2021 and would limit payment based on international drug price, and the Centers for Medicare & Medicaid Services within the U.S. Department of Health and Human Services (the "CMS") subsequently indicated that the rule will not be implemented without further rulemaking. As another example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to PBMs and health plans. The revisions to the federal anti-kickback statute regulations referenced above were initially scheduled to take effect in 2022 but have now been delayed to 2023.

The nature and scope of health care reform in the wake of the transition from the Trump administration to the Biden administration remains uncertain but early actions suggest additional changes as well as challenges to actions taken under the Trump administration. President Biden temporarily halted implementation of new rules that were issued immediately prior to the transition from the Trump administration to the Biden administration that had not yet taken effect (which include a number of health care reforms) to allow for review by the new administration. By Executive Order, President Biden directed federal agencies to reconsider rules and other policies that limit Americans’ access to health care and consider actions that will protect and strengthen that access. President Biden supported reforms to lower prescription drug prices during his campaign for the presidency. The American Rescue Plan Act of 2021, comprehensive COVID-19 relief legislation enacted early under the Biden administration, includes a number of healthcare-related provisions, such as support to rural health care providers, increased tax subsidies for health insurance purchased through insurance exchange marketplaces, financial incentives to states to expand Medicaid programs and elimination of the Medicaid drug rebate cap effective in 2024.

General legislative cost control measures may also affect reimbursement for our product candidates. The Budget Control Act, as amended, resulted in the imposition of 2% reductions in Medicare (but not Medicaid) payments to providers in 2013 and will remain in effect through 2030 (except May 1, 2020 to December 31, 2021) unless additional Congressional action is taken. The Congressional Budget Office has indicated that the American Rescue Plan Act of 2021 will likely trigger a statutory provision that requires that automatic payment cuts be put into place if a statutory action creates a net increase in the deficit and require reductions in Medicare spending. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

Adoption of new legislation at the federal or state level could affect demand for, or pricing of, any future products if approved for sale. We cannot, however, predict the ultimate content, timing or effect of any changes to the ACA or other federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been administration efforts, Congressional inquiries and proposed federal and state legislation designed to bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient assistance programs and reform government program reimbursement methodologies for drugs. Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. We expect that additional U.S. federal healthcare reform measures will be implemented in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition, and prospects. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices. These reforms could reduce the ultimate demand for our product candidates or put pressure on our product pricing.

In markets outside of the United States, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. We cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction. If we, or any third parties we may engage, are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

Our business operations and current and future relationships with contractors, investigators, healthcare professionals, consultants, third-party payors, patient organizations, customers, and others will be subject to applicable healthcare regulatory laws, which could expose us to penalties.

Our business operations and current and future arrangements with contractors, investigators, healthcare professionals, consultants, third-party payors, patient organizations, and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell, and distribute our product candidates, if approved. Such laws, some of which may apply only after our products are approved for marketing, include:

▪
U.S. federal false claims, false statements and civil monetary penalties laws prohibiting, among other things, any person from knowingly presenting, or causing to be presented, a false claim for payment of government funds or knowingly making, or causing to be made, a false statement to get a false claim paid;
▪
U.S. federal healthcare program anti-kickback law, which prohibits, among other things, persons from offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for, or the purchasing or ordering of, a good or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid;
▪
U.S. the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") which, in addition to privacy protections applicable to healthcare providers and other entities, prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
▪
U.S. FDCA, which among other things, strictly regulates drug marketing, prohibits manufacturers from marketing such products prior to approval or for off-label use and regulates the distribution of samples;
▪
U.S. federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to regulatory authorities or private entities, often as a condition of reimbursement under government healthcare programs;
▪
U.S. federal Open Payments (or federal “sunshine” law), which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with certain healthcare providers to the CMS for re-disclosure to the public, as well as ownership and investment interests held by physicians and their immediate family members;
▪
U.S. federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
▪
analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws; state laws requiring pharmaceutical companies to comply with specific compliance standards, restrict financial interactions between pharmaceutical companies and healthcare providers or require pharmaceutical companies to report information related to payments to health care providers or marketing expenditures; and state laws governing privacy, security, and breaches of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts;
▪
similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of personal information, such as, where applicable, the General Data Protection Regulation (the "GDPR") which imposes obligations and restrictions on the collection, use, and disclosure of personal data relating to individuals located in the EU and the European Economic Area (the "EEA") (including health data). See “—Our business operations may subject us to data protection laws, including the GDPR, the United Kingdom GDPR, the California Consumer Privacy Act and other similar laws”; and
▪
laws and regulations prohibiting bribery and corruption such as the FCPA, which, among other things, prohibits U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations or foreign government-owned or affiliated entities, candidates for foreign public office, and foreign political parties or officials thereof.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare and other laws and regulations will involve substantial costs. Given the breadth of the laws and regulations and narrowness of any exceptions, limited guidance for certain laws and regulations and evolving government interpretations of the laws and regulations, regulatory authorities may possibly conclude that our business practices may not comply with healthcare laws and regulations, including our consulting agreements and other relationships with healthcare providers.

If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to actions including the imposition of civil, criminal, and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid, and other federal healthcare programs, individual imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements, or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Further, defending against any such actions can be costly, time consuming, and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

Our business operations may subject us to data protection laws, including the GDPR, the United Kingdom GDPR, the California Consumer Privacy Act and other similar laws.

The GDPR applies to companies established in the EEA, as well as to companies that are not established in the EEA and which collect and use personal data in relation to (i) offering goods or services to, or (ii) monitoring the behavior of, individuals located in the EEA. If we conduct clinical trial programs in the EEA (whether the trials are conducted directly by us or through a clinical vendor or collaborator), or enter into research collaborations involving the monitoring of individuals in the EEA, or market our products to individuals in the EEA, we will be subject to the GDPR. The GDPR puts in place stringent operational requirements for processors and controllers of personal data, including, for example, high standards for obtaining consent from individuals to process their personal data (or reliance on another appropriate legal basis), the provision of robust and detailed disclosures to individuals about how personal data is collected and processed (in a concise, intelligible and easily accessible form), an individual data rights regime (including access, erasure, objection, restriction, rectification and portability), maintaining a record of data processing, data export restrictions governing transfers of data from the EEA, short timelines for data breach notifications to be given to data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches, and limitations on retention of information. The GDPR also puts in place increased requirements pertaining to health data and other special categories of personal data, as well as a definition of pseudonymized (i.e., key-coded) data. Further, the GDPR provides that EEA member states may establish their own laws and regulations limiting the processing of genetic, biometric, or health data, which could limit our ability to collect, use, and share such data and/or could cause our costs to increase. In addition, there are certain obligations if we contract third-party processors in connection with the processing of personal data. If our or our collaborators’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data, or fines of up to 20 million Euros or up to 4% of our total worldwide annual revenue of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, including class-action type litigation, negative publicity, reputational harm and a potential loss of business and goodwill.

Further, from January 1, 2021, we may also have to comply with the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR with fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term. On June 28, 2021 the European Commission issued an adequacy decision in respect of the UK’s data protection framework, enabling data transfers from EU member states to the UK to continue without requiring organizations to put in place contractual or other measures in order to lawfully transfer personal data between the territories. While it is intended to last for at least four years, the European Commission may unilaterally revoke the adequacy decision at any point, and if this occurs it could lead to additional costs and increase our overall risk exposure.

Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA and the United Kingdom to the United States. Most recently, on July 16, 2020, the Court of Justice of the European Union (the "CJEU") invalidated the EU-US Privacy Shield Framework (the "Privacy Shield") under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. On June 4, 2021, the

European Commission released two revised sets of standard contractual clauses, which have been designed in part to assist organisations in meeting the requirement of the CJEU’s judgment. However, it is unclear how the use of these clauses will be scrutinised and enforced by supervisory authorities and privacy interest groups, and the process of entering into agreements with new standard contractual clauses, and updating our existing agreements that contain the previous clauses, may lead to additional costs and increase our overall risk exposure.

These recent developments may require us to review and amend the legal mechanisms by which we make and/ or receive personal data transfers to/ in the United States. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information. In particular, regulations promulgated pursuant to HIPAA establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. While we do not believe that we are directly subject to HIPAA as either a “covered entity” or “business associate,” U.S. sites at which we conduct clinical trials are likely to be covered entities and thus must ensure that they obtain adequate patient authorization or establish another basis under HIPAA to disclose a clinical trial subject’s individually identifiable health information to us and other entities participating in our clinical trials.

In the United States, The California Consumer Privacy Act (the "CCPA"), came into effect in January 2020 and, among other things, requires new disclosures to California individuals and affords such individuals new abilities to opt out of certain sales of personal information, and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Because we have not yet generated revenue and do not meet the CCPA’s other jurisdictional tests, we do not yet meet the applicable threshold for CCPA to apply to our business. If our business becomes subject to CCPA in the future, it could increase our compliance costs and potential liability. Further, the California Privacy Rights Act (the "CPRA") recently passed in California, which will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, though the obligations for covered businesses will apply to any personal information collected after January 1, 2022. Similar laws have been proposed or passed at the U.S. federal and state level, including the Virginia Consumer Data Protection Act, which will take effect on January 1, 2023. We will need to review periodically our operations in comparison to developments in such laws.

We are subject to environmental, health and safety laws and regulations, and we may become exposed to liability and substantial expenses in connection with environmental compliance or remediation activities.

Our operations, including our development, testing and manufacturing activities, are subject to numerous environmental, health and safety laws and regulations. These laws and regulations govern, among other things, the controlled use, handling, release, and disposal of and the maintenance of a registry for, hazardous materials and biological materials, such as chemical solvents, human cells, carcinogenic compounds, mutagenic compounds, and compounds that have a toxic effect on reproduction, laboratory procedures and exposure to blood-borne pathogens. If we fail to comply with such laws and regulations, we could be subject to fines or other sanctions.

As with other companies engaged in activities similar to ours, we face a risk of environmental liability inherent in our current and historical activities, including liability relating to releases of or exposure to hazardous or biological materials. Environmental, health and safety laws and regulations are becoming more stringent. We may be required to incur substantial expenses in connection with future environmental compliance or remediation activities, in which case, the production efforts of our third-party manufacturers or our development efforts may be interrupted or delayed.

Risks Related to Our Intellectual Property

If we are unable to obtain, maintain and enforce patent protection for our technology and product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully develop and commercialize our technology and product candidates may be adversely affected.

Our success depends in large part on our ability to obtain and maintain protection of the intellectual property we may own solely and jointly with others, or may license from others, particularly patents, in the United States and other countries with respect to any proprietary technology and product candidates we develop. We seek to protect our proprietary position by filing patent applications in the United States and select other countries related to our technologies and product candidates that are important to our business and by in-licensing intellectual property related to such technologies and product candidates. If we are unable to obtain or maintain patent protection in jurisdictions important to our business with respect to any proprietary technology or product candidate, our business, financial condition, results of operations and prospects could be materially harmed.

The patent prosecution process is expensive, time-consuming and complex, and we may not be able to file, prosecute, maintain, defend or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. In some circumstances involving technology that we license from third parties, we do not have the sole right to control the preparation, filing and prosecution of patent applications or to maintain, enforce and defend the in-licensed patents. Therefore, these in-licensed patents and applications may not be prepared, filed, prosecuted, maintained, defended and enforced in a manner consistent with the best interests of our business.

The patent rights of pharmaceutical and biotechnology companies generally are highly uncertain, involve complex legal and factual questions and have been the subject of much litigation in recent years. No consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents has emerged in the U.S. or in numerous foreign jurisdictions. Various courts, including the United States Supreme Court, have rendered decisions that affect the scope of patent eligibility of certain inventions or discoveries relating to biotechnology. These decisions conclude, among other things, that abstract ideas, natural phenomena and laws of nature are not themselves patent eligible subject matter. Precisely what constitutes a law of nature or abstract idea is uncertain, and certain aspects of our technology could be considered ineligible for patenting under applicable law. In addition, the scope of patent protection outside the United States is uncertain, and laws of foreign countries may not protect our rights to the same extent as the laws of the United States or vice versa. For example, European patent law precludes the patentability of methods of treatment of the human body. With respect to both owned and in-licensed patent rights, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents that protect our technology and product candidates, in whole or in part, in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors. Changes in either the patent laws or interpretation of the patent laws in the United States or other countries may diminish the value of our patents and our ability to obtain, protect, maintain, defend and enforce our patent rights, narrow the scope of our patent protection and, more generally, affect the value or narrow the scope of our patent rights.

Further, third parties may have intellectual property rights relating to our product candidates of which we are unaware. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases are not published at all. Therefore, neither we nor our licensors can know with certainty whether either we or our licensors were the first to make the inventions claimed in the patents and patent applications we own or in-license now or in the future, or that either we or our licensors were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our owned and in-licensed patent rights are uncertain.

We, or our licensors, may be subject to a third-party pre-issuance submission of prior art to the United States Patent and Trademark Office, (the "USPTO") or become involved in opposition, derivation, revocation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others in the United States and/or foreign countries. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. If the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if our owned and in-licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us, or otherwise provide us with any competitive advantage. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and in-licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Such challenges also may result in substantial cost and require significant time from our management and employees, even if the eventual outcome is favorable to us. Furthermore, our competitors may be able to circumvent our owned or in-licensed patents by developing similar or alternative technologies or products in a non-infringing manner. For these reasons, our owned and in- licensed patent portfolio may not provide us with sufficient rights to exclude others from using or commercializing technology and products similar or identical to any of our technology and product candidates for any period of time.

Patent terms may not protect our competitive position for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are approved for use or commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours during periods when commercial exclusivity would be valuable to us.

If we do not obtain patent term extension in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation, which if granted could extend the term of our marketing exclusivity for any product candidates we may develop, our business may be materially harmed.

In the United States, the term of a patent that covers an FDA-approved drug may be eligible for limited patent term extension ("PTE") which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, permits a PTE of up to five years beyond the expiration date of the patent. The length of the PTE is related to the length of time the drug is under regulatory review. A PTE cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. In addition, the patent term of only one patent applicable to an approved drug may be extended, and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar provisions are available in Europe and certain other non-United States jurisdictions to extend the term of a patent that covers an approved drug. While, in the future, if and when our product candidates receive FDA approval, we expect to apply for PTEs on patents covering those product candidates, there is no guarantee that the applicable authorities will agree with our assessment of whether such extensions should be granted and, even if granted, the length of such extensions. We may not be granted PTE either in the United States or in any foreign country, even where that patent is eligible for PTE, if, for example, we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the regulatory authority could be less than we request. If we obtain such an extension, it may be for a shorter period than we had sought. If we are unable to obtain any PTE or the term of any such extension is less than we request, our competitors may obtain approval of competing products following the expiration of our patent rights, and our business, financial condition, results of operations and prospects could be materially harmed.

Furthermore, for any future licensed patents, we may not have the right to control prosecution, including filing with the USPTO or any foreign agency, of a petition for PTE under the Hatch-Waxman Act or analogous foreign provisions. Thus, for example, if one of our licensed patent applications, if granted, is eligible for PTE under the Hatch-Waxman Act, we may not be able to control whether a petition to obtain a PTE is filed, or obtained from the USPTO.

Changes to patent laws in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

Changes in either the patent laws or interpretation of patent laws in the United States or other jurisdictions, including patent reform legislation such as the U.S. Leahy-Smith America Invents Act (the "Leahy-Smith Act") could increase the uncertainties and costs surrounding the prosecution of our owned and in-licensed patent applications and the maintenance, enforcement or defense of our owned and in-licensed issued patents. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These changes include provisions that switched the United States from a first- to-invent system to a first-inventor-to-file system, affect the way patent applications are prosecuted, redefine prior art, provide more efficient and cost-effective avenues for competitors to challenge the validity of patents and enable third-party submission of prior art to the USPTO during patent prosecution, and provide additional procedures to attack the validity of a patent at USPTO-administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Assuming that other requirements for patentability are met, under the Leahy-Smith Act and pursuant to foreign laws outside of the United States, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third-party was the first to invent the claimed invention. Such laws could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, the patent positions of companies in the development and commercialization of pharmaceuticals are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has increased uncertainty with respect to the validity and enforceability of patents once obtained. Similarly, foreign courts have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by U.S. and foreign legislative bodies. Those changes may materially affect our patents or patent applications and our ability to obtain additional patent protection in the future.

We may become involved in lawsuits to protect or enforce our patent or other intellectual property rights, which could be expensive, time-consuming and unsuccessful.

Competitors and other third parties may infringe, misappropriate or otherwise violate patents or other intellectual property that we or our licensors may own, obtain or acquire. As a result, we or our licensors may need to file infringement, misappropriation or other intellectual property claims, which can be expensive and time-consuming. Any claims we assert against others could provoke them to assert counterclaims against us alleging that we infringe, misappropriate or otherwise violate their intellectual property rights.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. In a patent infringement proceeding, the perceived infringers could counterclaim that the patents we or our licensors have asserted are invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are common. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may institute such claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions, such as opposition proceedings in the European Patent Office. The outcomes of allegations of invalidity or unenforceability are unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art of which the patent examiner and we or our licensing partners were unaware during prosecution.

An adverse result in any such proceeding could put one or more of our current or future owned or in- licensed patents at risk of being invalidated or interpreted narrowly and could put any of our owned or in- licensed patent applications at risk of not yielding an issued patent. A court may also refuse to stop the third-party from using the technology at issue in a proceeding, for example, on the basis that our owned or in-licensed patents do not cover that technology. Furthermore, if the breadth or strength of protection provided by our current or future patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future products, diagnostic tests, or services.

Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Our defense of litigation or interference or derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring our product candidates to market.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information or trade secrets could be compromised by disclosure during litigation. Any of the foregoing could allow third parties to develop and commercialize competing technologies and products and have a material adverse impact on our business, financial condition, results of operations and prospects.

Third parties may allege that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on our business.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. There is considerable patent and other intellectual property litigation in the pharmaceutical and biotechnology industries. We may become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our technology and product candidates, including interference proceedings, post grant review, inter partes review and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions. Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, including our competitors, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our technologies or product candidates may be subject to claims that they infringe the patent rights of third parties. Our competitors and others may have significantly larger and more mature patent portfolios than we have. In addition, future litigation may be initiated by patent holding companies or other adverse patent owners who have no relevant product or service revenue and against whom our own patents may provide little or no deterrence or protection. Competitors may also assert that our product candidates infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets.

The legal threshold for initiating litigation or contested proceedings is low, so that even lawsuits or proceedings with a low probability of success might be initiated and require significant resources and management attention to defend. The risks of being involved in such litigation and proceedings may increase if and as our product candidates near commercialization and as we gain greater visibility as a public company. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of merit. Because patent applications can take many years to issue, pending patent applications may result in issued patents that our product candidates infringe. For example, there may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the discovery, use or manufacture of our product candidates or technologies. We may not be aware of all such intellectual property rights potentially relating to our technology and product candidates, or we may incorrectly conclude that third-party intellectual property is invalid or that our activities and product candidates do not infringe the intellectual property rights of third parties. Thus, we do not know with certainty that our technology and product candidates, or our development and commercialization thereof, do not and will not infringe, misappropriate or otherwise violate any third-party’s intellectual property rights.

A court could hold that third-party patents are valid, enforceable and infringed. In order to successfully challenge the validity of any such United States patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one that requires us to present clear and convincing evidence as to the invalidity of the claims of any such United States patent, there is no assurance that a court would invalidate the claims of any such United States patent.

Parties making claims against us may obtain injunctive or other equitable relief. For example, if any third-party patents were held to cover the manufacturing process of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidates. In the event of a successful claim of infringement against us, we may also have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, indemnify customers, collaborators or other third parties, seek new regulatory approvals, and redesign our infringing products, which may not be possible or practical. If we are found to infringe, misappropriate or otherwise violate a third-party’s intellectual property rights, we may be required to obtain a license from such third-party to continue developing, manufacturing and marketing our technology and product candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us and could require us to make substantial licensing and royalty payments. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar material adverse effect on our business, financial condition, results of operations and prospects.

Intellectual property litigation or other legal proceedings relating to intellectual property could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities, which would impair our ability to pursue our business. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our adversaries may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and may also have an advantage in such proceedings due to their more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of intellectual property litigation or other proceedings could compromise our ability to compete in the marketplace.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance, renewal and annuity fees and various other government fees on any issued patent and pending patent application must be paid to the USPTO and foreign patent agencies in several stages or annually over the lifetime of our owned and in-licensed patents and patent applications. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application and prosecution process. In certain circumstances, we may rely on our licensing partners to pay these fees to, or comply with the procedural and documentary rules of, the relevant patent agency. With respect to our patents, we rely on an annuity service, outside firms, and outside counsel to remind us of the due dates and to make payment after we instruct them to do so. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to office actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, potential competitors might be able to enter the market with similar or identical products or technology. If we or our licensors fail to maintain the current and future patents and patent applications covering our product candidates, our competitors might be able to enter the market with similar or identical products or technology, which would have a material adverse effect on our business, financial condition, results of operations, and prospects.

If we are unable to obtain licenses from third parties on commercially reasonable terms, our business could be harmed.

In addition to our existing licensing agreements, it may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, if approved, in which case we would be required to obtain a license from these third parties. The in-licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to in-license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. Furthermore, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. In addition, we expect that competition for the in-licensing or acquisition of third-party intellectual property rights for product candidates that are attractive to us may increase in the future, which may mean fewer suitable opportunities for us as well as higher acquisition or licensing costs. If we are unable to license such technology, or if we are forced to license such technology on unfavorable terms, such as substantial licensing or royalty payments, our business could be materially harmed. If we are unable to obtain a necessary license, the third parties owning such intellectual property rights could seek an injunction prohibiting our sales or we may be unable to otherwise develop or commercialize the affected product candidates, which could materially harm our business. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us.

If we are unable to obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected technology and product candidates, which could harm our business, financial condition, results of operations, and prospects significantly.

If we fail to comply with our obligations in our intellectual property licenses with third parties, or otherwise experience disruptions to our business relationships with our licensors, we could lose intellectual property rights that are important to our business.

We are party to license agreements that impose, and we may enter into additional licensing and funding arrangements with third parties that may impose, among other things, diligence, development, and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. Under our existing licensing agreements, including our license agreement with Affibody, we are obligated to pay milestones and royalties on net product sales of product candidates or related technologies to the extent they are covered by the agreements. If we fail to comply with such obligations under current or future license and funding agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market, or may be forced to cease developing, manufacturing or marketing, any product that is covered by these agreements or may face other penalties under such agreements, or our counterparties may require us to grant them certain rights. Such an occurrence could materially adversely affect the value of any product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements, or restrictions on our ability to freely assign or sublicense our rights under such agreements when it is in the interest of our business to do so, may result in our having to negotiate new or reinstated agreements with less favorable terms, cause us to lose our rights under these agreements, including our rights to important intellectual property or technology, which would have a material adverse effect on our business, financial condition, results of operations, and prospects, or impede, delay or prohibit the further development or commercialization of, one or more product candidates that rely on such agreements.

Disputes may arise regarding intellectual property that is or becomes subject to a licensing agreement, including:

▪
the scope of rights granted under the license agreement and other matters of contract interpretation;
▪
whether and the extent to which our technology and processes infringe the intellectual property rights of the licensor that are not subject to the licensing agreement;
▪
whether our licensor or its licensor had the right to grant the license agreement;
▪
whether third parties are entitled to compensation or equitable relief, such as an injunction, for our use of the intellectual property rights without their authorization;
▪
our involvement in the prosecution of licensed patents and our licensors’ overall patent enforcement strategy;
▪
the amounts of royalties, milestones or other payments due under the license agreement;
▪
the sublicensing of patent and other rights under collaborative development relationships;
▪
our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
▪
the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
▪
the priority of invention of patented technology.

If we do not prevail in such disputes, we may lose any or all of our rights under such license agreements.

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected technology and product candidates, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Despite our efforts, our licensors or future licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize product candidates and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying intellectual property fails to provide the intended exclusivity, competitors could seek regulatory approval for and market products and technologies identical to ours. This could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

We may not be able to protect our intellectual property and proprietary rights throughout the world.

Third parties may attempt to develop and commercialize competitive products in foreign countries where we do not have any patent protection and/or where legal recourse may be limited. This may have a significant commercial impact on our foreign business operations.

Filing, prosecuting, and defending patents on product candidates in all countries throughout the world would be prohibitively expensive. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States, and even where such protection is nominally available, adequate judicial and governmental enforcement of such intellectual property rights may be lacking. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling our inventions in such countries or importing products made using our inventions into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection or licenses, but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to pharmaceutical and biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. In addition, certain jurisdictions do not protect, to the same extent as the United States or at all, inventions that constitute new methods of treatment.

Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Many countries, including India, China and certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patents. If we or any of our licensors are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired and our business, financial condition, results of operations, and prospects may be adversely affected.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets or other intellectual property as an inventor, co-inventor, owner or co-owner. For example, we or our licensors or collaborators may have inventorship or ownership disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or our or our licensors’ or collaborators’ ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors or collaborators fail in defending any such claims, we may be required to pay monetary damages and we may also lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be subject to claims by third parties asserting that our employees, consultants or contractors have wrongfully used or disclosed confidential information of such third parties, or that they have wrongfully used or disclosed alleged trade secrets of their current or former employers, or that we have misappropriated their intellectual property, or that they own what we regard as our own intellectual property.

Many of our employees, consultants and contractors were previously employed at or engaged by universities or other pharmaceutical or biotechnology companies, including our competitors or potential competitors. Many of them executed proprietary rights, non-disclosure and/or non-competition agreements in connection with such previous employment or engagement. Although we try to ensure that the individuals who work for us do not use the intellectual property rights, proprietary information, know-how or trade secrets of others in their work for us, we may be subject to claims that we or they have, inadvertently or otherwise, used, infringed, misappropriated or otherwise violated the intellectual property rights, or disclosed the alleged trade secrets or other proprietary information, of these former employers, competitors or other third parties. We may also be subject to claims that we have improperly used or obtained such trade secrets. Litigation may be necessary to defend against these claims. Any litigation or the threat of litigation may adversely affect our ability to hire employees or engage consultants and contractors. A loss of key personnel or their work product could hamper or prevent us from developing and commercializing products and product candidates, which could harm our business.

In addition, while it is our policy to require our employees, consultants and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in obtaining such an agreement from each party who in fact develops intellectual property that we regard as our own. Our intellectual property assignment agreements with them may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations, and prospects.

If we fail in prosecuting or defending any such claims, we may be required to pay monetary damages, and we may also lose valuable intellectual property rights or personnel, which could have a material adverse effect on our competitive position and prospects. Such intellectual property rights could be awarded to a third-party, and we could be required to obtain a license from such third-party to commercialize our technology or products, which license may not be available on commercially reasonable terms, or at all, or such license may be non-exclusive. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to our management and employees.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for some of our technology and product candidates, we also rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary information to maintain our competitive position. We seek to protect our trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality agreements with our employees and consultants. We cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Detecting the disclosure or misappropriation of a trade secret and enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third-party, we would have no right to prevent them, or those to whom they communicate such trade secrets, from using that technology or information to compete with us.

Furthermore, we expect that, over time, our trade secrets, know-how and proprietary information may be disseminated within the industry through independent development, the publication of journal articles and the movement of personnel to and from academic and industry scientific positions. Consequently, without costly efforts to protect our proprietary technology, we may be unable to prevent others from exploiting that technology, which could affect our ability to expand in domestic and international markets. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third-party, our competitive position would be materially and adversely harmed.

We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. These security measures may be breached, and we may not have adequate remedies for any breach.

If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our business may be adversely affected. Our trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these trademarks or trade names, which we need to build name recognition among potential collaborators or customers in our markets of interest. At times, competitors may adopt trademarks or trade names similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trademark or trade name infringement claims brought by owners of other registered trademarks or trade names that incorporate variations of our trademarks or trade names. Over the long term, if we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks and trade names may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain a competitive advantage. For example:

▪
we or our license partners or current or future collaborators might not have been the first to file patent applications covering our or their inventions;
▪
others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or in-licensed intellectual property rights;
▪
it is possible that our owned and in-licensed pending patent applications or those we may own or in-license in the future will not lead to issued patents;
▪
issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
▪
our competitors or other third parties might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
▪
we cannot ensure that any of our pending patent applications, if issued, or those of our licensors, will include claims having a scope sufficient to protect our product candidates;
▪
we cannot ensure that any patents issued to us or our licensors will provide a basis for an exclusive market for our commercially viable product candidates or will provide us with any competitive advantages;
▪
we cannot ensure that our commercial activities or product candidates will not infringe upon the patents of others;
▪
we cannot ensure that we will be able to successfully commercialize our product candidates on a substantial scale, if approved, before the relevant patents that we own or license expire;
▪
we may not develop additional proprietary technologies that are patentable;
▪
the patents of others may harm our business; and
▪
we may choose not to seek patent protection in order to maintain certain trade secrets or know- how, and a third-party may subsequently file a patent covering such intellectual property.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Risks Related to Our Employees, Managing Our Growth and Our Operations

Our future success depends on our ability to retain our key personnel and to attract, retain and motivate qualified personnel.

We are highly dependent on the expertise of the principal members of our management, scientific, and clinical teams. Our scientific and clinical development personnel have extensive experience developing and implementing novel clinical trial designs and successfully conducting clinical trials in never-before treated patient populations. If we lose one or more of our executive officers or key employees, our ability to execute our programs and implement our business strategy successfully could be seriously harmed. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize product candidates successfully.

Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel on acceptable terms given the competition among numerous biotechnology and pharmaceutical companies for similar personnel. We may also experience competition for the hiring of scientific and clinical personnel from universities and research institutions.

Many of our employees were previously employed by Alexion, a potential competitor. To the extent we employ or engage personnel from competitors, we may be subject to allegations that such individuals have been improperly solicited or have divulged proprietary or other confidential information, or that their former employers own their research output.

In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

We expect to expand our development, regulatory, and sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities or lease or acquire new facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Our business and operations would suffer in the event of system failures.

Despite the implementation of security measures, our computer systems, as well as those of our CROs and other contractors and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural and manmade disasters (including hurricanes), terrorism, war, and telecommunication and electrical failures. While we do not believe that we have experienced any such system failure or accident to date, if such an event were to occur and cause interruptions in our or their operations, it could result in delays and/or material disruptions of our research and development programs. For example, the loss of preclinical or clinical trial data from completed, ongoing, or planned trials, or the loss of other proprietary data, could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we currently rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability, and the development of our product candidates could be delayed.

Our proprietary or confidential information may be lost, or we may suffer security breaches.

The U.S. federal and various state and foreign governments have enacted or proposed requirements regarding the collection, distribution, use, security and storage of personally identifiable information and other data relating to individuals. In the ordinary course of our business, we and third parties with which we have relationships will continue to collect and store sensitive data, including clinical trial data, proprietary business information, personal data and personally identifiable information of our clinical trial subjects and employees, in data centers and on networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our and our collaborators’ security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or internal bad actors, breaches due to employee error, technical vulnerabilities, malfeasance, or other disruptions. Several proposed and enacted federal, state and international laws and regulations obligate companies to notify individuals of security breaches involving personally identifiable information, which could result from breaches experienced by us or by third parties, including collaborators, vendors, contractors, or other organizations with which we have formed strategic relationships. Although, to our knowledge, neither we nor any such third parties have experienced any material security breach, and even though we may have contractual protections with such third parties, any such breach could compromise our or their networks and the information stored therein could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure, notifications, follow-up actions related to such a security breach or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and significant costs, including regulatory penalties, fines, and legal expenses, and such an event could disrupt our operations, cause us to incur remediation costs, damage our reputation, and cause a loss of confidence in us and our or such third parties’ ability to conduct clinical trials, which could adversely affect our reputation and delay the clinical development of our product candidates.

Risks Related to Our Common Stock

An active trading market for our common stock may not be sustained.

If a market for our common stock is not sustained, it may be difficult for you to sell your shares of common stock at an attractive price or at all. We cannot predict the prices at which our common stock will trade. It is possible that in one or more future periods our results of operations may be below the expectations of public market analysts and investors, and, as a result of these and other factors, the price of our common stock may fall.

The market price of our common stock may be volatile, which could result in substantial losses for investors.

Since the shares of our common stock were offered in our IPO in July 2021 at a price of $13.00 per share and through September 8, 2021, the price per share of our common stock has ranged from as low as $11.86 to as high as $25.78. Some of the factors that may cause the market price of our common stock to fluctuate include:

▪
the success of existing or new competitive product candidates or technologies;

▪
the timing and results of preclinical studies for any product candidates that we may develop;
▪
failure or discontinuation of any of our product development and research programs;
▪
the success of the development of companion diagnostics, if required, for use with our product candidates;
▪
results of preclinical studies, clinical trials, or regulatory approvals of product candidates of our competitors, or announcements about new research programs or product candidates of our competitors;
▪
commencement or termination of collaborations for our product development and research programs;
▪
regulatory or legal developments in the United States and other countries;
▪
developments or disputes concerning patent applications, issued patents, or other proprietary rights;
▪
the recruitment or departure of key personnel;
▪
the level of expenses related to any of our research programs or product candidates that we may develop;
▪
the results of our efforts to develop additional product candidates or products;
▪
actual or anticipated changes in estimates as to financial results, development timelines, or recommendations by securities analysts;
▪
announcement or expectation of additional financing efforts;
▪
sales of our common stock by us, our insiders or other stockholders;
▪
expiration of market stand-off or lock-up agreement;
▪
effects of public health crises, pandemics and epidemics, such as COVID-19;
▪
variations in our financial results or those of companies that are perceived to be similar to us;
▪
changes in estimates or recommendations by securities analysts, if any, that cover our stock;
▪
changes in the structure of healthcare payment systems;
▪
market conditions in the pharmaceutical and biotechnology sectors;
▪
general economic, industry, and market conditions; and
▪
the other factors described in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q.

In recent years, the stock market in general, and the market for pharmaceutical and biotechnology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock shortly following our IPO. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future.

If securities analysts stop publishing research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common stock is influenced in part on the research and reports that industry or financial analysts publish about us or our business. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline.

A significant portion of our total outstanding shares is restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of September 8, 2021, we have 32,129,970 shares of common stock outstanding. Of these shares, the 7,130,000 shares issued and sold in the IPO may be resold in the public market immediately, unless held by our affiliates. The remaining 24,999,970 shares are currently restricted under securities laws or as a result of lock-up or other agreements, but will be able to be sold, subject in some cases to applicable volume limitations under Rule 144, beginning after the close of trading on January 24, 2022. Moreover, holders of an aggregate of 23,094,614 shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also registered an aggregate of 5,731,668 shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates and the lock-up agreements entered into in connection with the IPO as described above. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Insiders have substantial influence over us, which could limit your ability to affect the outcome of key transactions, including a change of control.

Our directors and executive officers and their affiliates beneficially own shares representing approximately 57% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against companies following a decline in the market price of their securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant share price volatility in recent years. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. As a result, capital appreciation, if any, of our common stock will be your sole source of gain on an investment in our common stock in the foreseeable future.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 ("the JOBS Act") and we may remain an emerging growth company until December 31, 2026. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX Section 404"), not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period, or (ii) no longer qualify as an emerging growth company. Therefore, the reported results of operations contained in our financial statements may not be directly comparable to those of other public companies.

Provisions in our amended and restated certificate of incorporation, our amended and restated bylaws and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

Our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law contain provisions that may have the effect of discouraging, delaying or preventing a change in control of us or changes in our management that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. Our amended and restated certificate of incorporation and bylaws include provisions that:

▪
authorize “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;
▪
create a classified board of directors whose members serve staggered three-year terms;
▪
specify that special meetings of our stockholders can be called only by our board of directors;
▪
prohibit stockholder action by written consent;
▪
establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;
▪
provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
▪
provide that our directors may be removed only for cause;
▪
specify that no stockholder is permitted to cumulate votes at any election of directors;
▪
expressly authorize our board of directors to modify, alter or repeal our amended and restated bylaws; and
▪
require supermajority votes of the holders of our common stock to amend specified provisions of our amended and restated certificate of incorporation and amended and restated bylaws.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock.

In addition, because we are incorporated in the State of Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware (the "DGCL") which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Any provision of our amended and restated certificate of incorporation, amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Our amended and restated certificate of incorporation designate the state or federal courts within the State of Delaware as the exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provide that, subject to limited exceptions, the state or federal courts (as appropriate) within the State of Delaware are exclusive forums for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws, (4) action against us or any of our directors or officers involving a claim or defense arising pursuant to the Exchange Act or the Securities Act, or (5) any other action asserting a claim against us that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation described above. This exclusive forum provision does not apply to claims which are vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery of the State of Delaware, or for which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction. For instance, the provision does not apply to actions arising under federal securities laws, including suits brought to enforce any liability or duty created by the Exchange Act or the rules and regulations thereunder. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our federal forum provision. If the federal forum provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The federal forum provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid.

General Risks

A variety of risks associated with operating internationally could materially adversely affect our business.

Our business strategy includes potentially expanding internationally. Doing business internationally involves several risks, including, but not limited to:

▪
multiple, conflicting, and changing laws and regulations, such as privacy regulations, tax laws, export and import restrictions, economic sanctions laws and regulations, employment laws, regulatory requirements, and other governmental approvals, permits, and licenses;
▪
failure by us to obtain and maintain regulatory approvals for the use of our products in various countries;
▪
additional potentially relevant third-party patent rights;
▪
complexities and difficulties in obtaining protection and enforcing our intellectual property;
▪
difficulties in staffing and managing foreign operations;
▪
complexities associated with managing multiple payor reimbursement regimes, government payors, or patient self-pay systems;
▪
limits in our ability to penetrate international markets;
▪
financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products, and exposure to foreign currency exchange rate fluctuations;
▪
natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade, and other business restrictions;
▪
certain expenses, including, among others, expenses for travel, translation, and insurance; and
▪
regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act of 1977, as amended, the ("FCPA"), its books and records provisions, or its anti-bribery provisions, as well as other applicable laws and regulations prohibiting bribery and corruption.

Any of these factors could significantly harm any future international expansion and operations and, consequently, our results of operations.

U.S. federal income tax reform could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review through the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, the Tax Cuts and Jobs Act, the ("TCJA"), was enacted in 2017 and significantly reformed the Code. The TCJA, among other things, contains significant changes to corporate and individual taxation, some of which could adversely impact an investment in our common stock. Additionally, on March 27, 2020, President Trump signed into law the CARES Act, which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 pandemic, including temporary beneficial changes to the treatment of NOLs, interest deductibility limitations and payroll tax matters. There also may be technical corrections legislation or other legislative changes proposed with respect to the TCJA and CARES Act, the effects of which cannot be predicted and may be adverse to us or our stockholders. Future changes in tax laws could have a material adverse effect on our business, cash flows, financial condition or results of operations. In particular, the recent presidential and congressional elections in the United States could result in significant changes in, and uncertainty with respect to, tax legislation, regulation and government policy directly affecting our business or indirectly affecting us because of impacts on our customers and suppliers. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

Potential clinical trial or product liability lawsuits against us could cause us to incur substantial liabilities and limit commercialization of any products that we may develop.

The use of any product candidates we may develop in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of clinical trial and product liability claims. Clinical trial or product liability claims might be brought against us by patients, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, clinical trial or product liability claims may result in:

▪
impairment of our business reputation and significant negative media attention;
▪
withdrawal of participants from our clinical trials;
▪
significant costs to defend the litigation;
▪
distraction of management’s attention from our primary business;
▪
substantial monetary awards to patients or other claimants;
▪
inability to commercialize a product candidate;
▪
product recalls, withdrawals or labeling, marketing or promotional restrictions;
▪
decreased market demand for any product; and
▪
loss of revenue.

The clinical trial and product liability insurance we currently carry, and any additional clinical trial and product liability insurance coverage we acquire in the future, may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for any product candidate, we intend to acquire insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. A successful clinical trial or product liability claim, or series of claims, brought against us could cause our share price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operation and business, including preventing or limiting the commercialization of any product candidates we develop.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, or additional global financial crises, could result in a variety of risks to our business, including weakened demand for our product candidates, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. Similarly, the significant volatility associated with the COVID-19 pandemic has caused significant instability and disruptions in the capital and credit markets. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

We have incurred, and will incur increased costs as a result of operating as a public company, and our management will continue to be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, we have incurred, and particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance, and other personnel in connection with our becoming, and our efforts to comply with the requirements of being, a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that the rules and regulations applicable to us as a public company may make it more difficult and more expensive for us to obtain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We are currently evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or SOX Section 404, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our second filing of an Annual Report on Form 10-K with the SEC after we become a public company. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with SOX Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by SOX Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

From December 31, 2020 through June 30, 2021, we granted to employees, directors, and consultants an aggregate of 14,004,000 incentive units of Rallybio Holdings under the 2018 Share Plan with a grant date fair value range of $0.33 –$1.56 per unit and a participation threshold of $0.47–$1.91 per unit.

The incentive units granted, as described above, were issued under the 2018 Share Plan in reliance on the exemption provided by Rule 701 promulgated under the Securities Act. The recipient of securities in these transactions had adequate access, through employment, business or other relationships, to information about us. The foregoing transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering.

Use of Proceeds

On August 2, 2021, we completed the IPO of our common stock pursuant to which we issued and sold 7,130,000 shares of our common stock, inclusive of 930,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $13.00 per share. The aggregate offering price of the IPO was $92.7 million.

The offer and sale of all of the shares of our common stock in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1, as amended (File No. 333-257655), which was declared effective by the SEC on July 28, 2021 and a registration statement on Form S-1MEF (File No. 333-258244), which was automatically effective upon filing with the SEC on July 28, 2021. Following the sale of all of the shares offered in connection with the closing of our IPO, the offering terminated. Jefferies LLC, Cowen and Company, LLC and Evercore Group L.L.C. acted as co-managers for the offering.

We received aggregate gross proceeds from our IPO of $92.7 million, or aggregate net proceeds of $86.2 million after deducting underwriting discounts and commissions but before deducting other offering costs payable by us, which we estimate to be $3.0 million. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

We had not used any of the net proceeds from the IPO as of June 30, 2021 because the IPO closed on August 2, 2021. There has been no material change in our planned use of the net proceeds from the IPO as described in the IPO Prospectus.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RALLYBIO CORPORATION

Date: September 9, 2021	By:	/s/ Martin W. Mackay
Martin W. Mackay, Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date: September 9, 2021	By:	/s/ Jeffrey M. Fryer
Jeffrey M. Fryer, CPA
Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)