Form 10-Q
period 2021-09-30
Rallybio Corp
filed 2021-11-10
CIK 1739410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 8, 2021, the registrant had 32,129,970 shares of common stock, $0.0001 par value per share, outstanding.

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
•
The regulatory approval processes of the U.S. Food and Drug Administration (the "FDA"), the European Medicines Agency (the "EMA"), and comparable foreign regulatory authorities are lengthy, time-consuming, and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for RLYB212, RLYB116 or any of our other product candidates, our business will be substantially harmed;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

RALLYBIO CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)	SEPTEMBER 30, 2021	DECEMBER 31, 2020
Assets
Current assets:
Cash and cash equivalents	$186,978	$140,233
Prepaid expenses and other assets	5,414	1,028
Total current assets	192,392	141,261
Property and equipment, net	445	287
Investment in joint venture	1,028	310
Total assets	$193,865	$141,858
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,599	$1,579
Accrued expenses	4,745	4,264
Total current liabilities	7,344	5,843
Accrued expenses long-term	35	12
Total liabilities	7,379	5,855
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock, $0.0001 par value per share; 200,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; and 32,129,970 and 23,410,348 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	3	2
Preferred stock, $0.0001 par value per share; 50,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; no shares issued or outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	268,095	183,015
Accumulated deficit	(81,612)	(47,014)
Total stockholders' equity	186,486	136,003
Total liabilities and stockholders' equity	$193,865	$141,858

See accompanying notes of the condensed consolidated financial statements

RALLYBIO CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(in thousands, except share and per share amounts)	2021	2020	2021	2020
Operating expenses:
Research and development	$4,960	$5,130	$20,815	$10,135
General and administrative	5,021	1,580	12,520	5,081
Total operating expenses	9,981	6,710	33,335	15,216
Loss from operations	(9,981)	(6,710)	(33,335)	(15,216)
Other income (expenses):
Interest income	12	42	42	144
Interest expense	—	(13)	(10)	(37)
Other income (expense)	105	52	(13)	173
Total other income, net	117	81	19	280
Loss before income taxes	(9,864)	(6,629)	(33,316)	(14,936)
Income tax benefit	—	—	—	(16)
Loss on investment in joint venture	332	526	1,282	1,009
Net loss and comprehensive loss	$(10,196)	$(7,155)	$(34,598)	$(15,929)
Net loss per common share, basic and diluted	$(0.37)	$(0.32)	$(1.44)	$(1.01)
Weighted average common shares outstanding, basic and diluted	27,527,770	22,142,148	24,011,862	15,772,918

See accompanying notes of the condensed consolidated financial statements

RALLYBIO CORPORATION

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

For the Three Months Ended September 30, 2021 and 2020	COMMON		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS'
(in thousands, except share amounts)	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
June 30, 2020	22,793,410	$2	$182,510	$(29,341)	$153,171
Issuance of restricted common stock	592,441	—	—	—	—
Share-based compensation expense	—	—	275	—	275
Net loss and comprehensive loss	—	—	—	(7,155)	(7,155)
Balance, September 30, 2020	23,385,851	$2	$182,785	$(36,496)	$146,291

June 30, 2021	24,999,970	$2	$184,074	$(71,416)	$112,660
Issuance of common stock upon completion of the initial public offering, net of underwriting commissions and discounts and offering costs of $9,721	7,130,000	1	82,966	—	82,967
Share-based compensation expense	—	—	1,055	—	1,055
Net loss and comprehensive loss	—	—	—	(10,196)	(10,196)
Balance, September 30, 2021	32,129,970	$3	$268,095	$(81,612)	$186,486

For the Nine Months Ended September 30, 2021 and 2020	COMMON		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS'
(in thousands, except share amounts)	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
December 31, 2019	6,363,455	$1	$37,425	$(20,567)	$16,859
Issuance of common stock, net of offering costs of $319	16,402,235	1	144,885	—	144,886
Issuance of restricted common stock	620,161	—	—	—	—
Share-based compensation expense	—	—	475	—	475
Net loss and comprehensive loss	—	—	—	(15,929)	(15,929)
Balance, September 30, 2020	23,385,851	$2	$182,785	$(36,496)	$146,291

December 31, 2020	23,410,348	$2	$183,013	$(47,014)	$136,001
Issuance of common stock upon completion of the initial public offering, net of underwriting commissions and discounts and offering costs of $9,721	7,130,000	1	82,966	—	82,967
Issuance of restricted common stock	1,589,622	—	—	—	—
Share-based compensation expense	—	—	2,116	—	2,116
Net loss and comprehensive loss	—	—	—	(34,598)	(34,598)
Balance, September 30, 2021	32,129,970	$3	$268,095	$(81,612)	$186,486

See accompanying notes of the condensed consolidated financial statements

RALLYBIO CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2021	2020
Cash Flows from Operating Activities:
Net loss	$(34,598)	$(15,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74	42
Stock-based compensation	2,116	475
Loss on investment in joint venture	1,282	1,009
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,386)	(75)
Accounts payable	(607)	(109)
Accrued expenses	472	(191)
Net cash used in operating activities	(35,647)	(14,778)
Cash Flows used in Investing Activities:
Purchase of property and equipment	(196)	(31)
Investment in joint venture	(2,000)	(1,585)
Net cash used in investing activities	(2,196)	(1,616)
Cash Flows from Financing Activities:
Proceeds from the issuance of common stock upon completion of the initial public offering, net of underwriting commissions and discounts of $6,488	86,200	—
Proceeds from the issuance of common stock	—	145,205
Payments of offering costs	(1,612)	(309)
Net cash provided by financing activities	84,588	144,896
Net increase in cash and cash equivalents	46,745	128,502
Cash and cash equivalents—beginning of period	140,233	19,458
Cash and cash equivalents—end of period	$186,978	$147,960
Supplemental Disclosures of Noncash Investing and Financing Activities:
Offering costs in accounts payable and accrued expenses	$1,621	$10
Property and equipment in accounts payable and accrued expenses	$36	$6

See accompanying notes of the condensed consolidated financial statements

RALLYBIO CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. BUSINESS AND LIQUIDITY

Rallybio Corporation and subsidiaries (the "Company", "we", "our", or "us") is a clinical-stage biotechnology company built around a team of seasoned industry experts with a shared purpose and a track record of success in discovering, developing, manufacturing, and delivering therapies to meaningfully improve the lives of patients suffering from severe and rare diseases.

In August 2021, the Company completed its initial public offering (“IPO”), pursuant to which it issued and sold 7,130,000 shares of the Company’s common stock, inclusive of 930,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $13.00 per share. The gross proceeds from the IPO, including the exercise of the underwriter's option to purchase additional shares were $92.7 million and the net proceeds were approximately $83.0 million, after deducting underwriting discounts and commissions and other offering costs.

Prior to the IPO, the Company was a 100% owned subsidiary of Rallybio Holdings, LLC ("Rallybio Holdings"), a Delaware limited liability company which was incorporated in Delaware on March 22, 2018 and Rallybio Holdings held 100% of the outstanding membership units in five wholly-owned subsidiaries; Rallybio, LLC, Rallybio IPA, LLC, Rallybio IPB, LLC, Rallybio IPD, LLC, and IPC Research, LLC prior to the IPO and it's liquidation. On June 30, 2021, Rallybio Holdings completed a series of transactions pursuant to which (i) Rallybio IPD, LLC, a direct subsidiary of Rallybio Holdings that was formed in Delaware in May 2020, was converted from a Delaware limited liability company to a Delaware corporation and changed its name to Rallybio Corporation, and (ii) four direct subsidiaries of Rallybio Corporation, each a Delaware limited liability company (collectively the "Merger Subs"), each consummated a separate merger with one of Rallybio Holdings direct subsidiaries, other than Rallybio IPD, LLC (collectively the "Asset Subsidiaries"), with the Asset Subsidiaries surviving the mergers and Rallybio Holdings receiving common stock of the Company in exchange for its interest in each Asset Subsidiary, which resulted in the Asset Subsidiaries becoming subsidiaries of the Company and the Company becoming the only direct subsidiary of Rallybio Holdings. On July 28, 2021, immediately prior to the completion of the IPO, Rallybio Holdings liquidated and distributed 100% of the capital stock of the Company, consisting solely of common stock, to the unitholders of Rallybio Holdings. The liquidation of Rallybio Holdings and distribution of the capital stock of Rallybio Corporation to the unitholders of Rallybio Holdings is referred to as the “Liquidation” and these other transactions are collectively referred to as the “Reorganization.” As a result of the Reorganization and subsequent Liquidation, the unitholders of Rallybio Holdings became the holders of common stock of Rallybio Corporation, and the Company's condensed consolidated financial statements are subsequently reported from Rallybio Corporation. See Note 2 for the basis of presentation of these financial statements after the Reorganization and Liquidation discussed herein.

The Company had cash and cash equivalents of $187.0 million at September 30, 2021. The Company currently expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date the condensed consolidated financial statements are issued. However, we do not anticipate that the current cash and cash equivalents as of September 30, 2021 will be sufficient for us to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates, if approved. We may satisfy our future cash needs through the sale of equity securities, debt financings, working capital lines of credit, corporate collaborations or license agreements, grant funding, interest income earned on invested cash balances or a combination of one or more of these sources.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

IPO and Reorganization — As discussed in Note 1, in connection with the Reorganization, all of Rallybio Holdings' direct subsidiaries, other than Rallybio Corporation, became direct subsidiaries of the Company prior to the Liquidation of Rallybio Holdings. Prior to the completion of the Company's IPO, Rallybio Holdings liquidated and unitholders of Rallybio Holdings became the holders of common stock of Rallybio Corporation. Subsequent to the Reorganization and the Liquidation of Rallybio Holdings the condensed consolidated financial statements are reported from Rallybio Corporation.

The capital structure of Rallybio Holdings prior to the Liquidation consisted of four classes of membership units: common units; Series A-1 preferred units; Series A-2 preferred units; Series B preferred units; and incentive common units ("incentive units"). The number of shares of common stock that the holders of each class of units received in the Liquidation was based on the value of Rallybio Holdings prior to the Liquidation, determined by reference to the initial public offering price per share of $13.00. The common stock of the Company was allocated to the holders of existing units in Rallybio Holdings as follows:

•
holders of 33,478,255 Series A-1 preferred units and Series A-2 preferred units of Rallybio Holdings received an aggregate of 5,257,590 shares of common stock of the Company;
•
holders of 104,442,965 Series B preferred units of Rallybio Holdings received an aggregate of 16,402,235 shares of common stock of the Company;
•
holders of 4,500,000 common units and 1,200,000 of performance based incentive common units of Rallybio Holdings received an aggregate of 706,701 and 188,454, respectively, in shares of common stock of the Company. Shares of common stock issued in respect of unvested common units and performance based incentive common units as of the Liquidation are shares of restricted common stock and subject to vesting in accordance with the vesting schedule applicable to such units; and
•
holders of 20,869,704 incentive units in Rallybio Holdings received an aggregate of 2,444,990 shares of common stock of the Company. Shares of common stock issued in respect of unvested incentive units as of the Liquidation are shares of restricted common stock and continue to be subject to vesting in accordance with the vesting schedule applicable to such incentive units.

As a result of the Liquidation, the holders of units in Rallybio Holdings collectively were issued an aggregate of 24,999,970 shares of common stock of the Company prior to the completion of the IPO.

The Reorganization and subsequent Liquidation resulted in a change in reporting entity as described in ASC 250. In accordance with the guidance applicable to these circumstances, the equity structure has been adjusted in all comparative periods up to the Liquidation to reflect the number of shares of the Company’s common stock, issued to Rallybio Holdings unitholders' in connection with the Liquidation. As such, historical Rallybio Holdings convertible redeemable preferred units, common units, and incentive units have been retroactively adjusted in these financial statements to shares and earnings per share in accordance with the ratio of common shares received by each membership unit class. Rallybio Holdings' convertible redeemable preferred units previously classified as mezzanine equity have been retroactively adjusted in these financial statements, converted into common stock, and reclassified to permanent as a result of the retrospective application of the Liquidation and change in reporting entity.

Unaudited Financial Information— The unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of the Company, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the financial position and results of operations for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

The Company reviews new accounting standards as issued. As of September 30, 2021 the Company has not identified any new standards that it believes will have a significant impact on the financial statements of the Company. However, the Company is still evaluating the impact of adopting ASU 2016-02, Leases on its condensed consolidated financial statements.

There were no changes to significant accounting policies of the Company during the nine months ended September 30, 2021 other than noted below.

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

Deferred Offering Costs— The Company capitalizes incremental legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such equity financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders' equity as a reduction of additional paid-in-capital generated as a result of the offering. Should the planned equity financing no longer be considered probable of being consummated, the offering costs are expensed immediately as a charge to operating expense. Upon completion of the Company's IPO in the third quarter of 2021, $3.2 million of deferred offering costs were charged against additional paid-in-capital. As a result, as of September 30, 2021, the Company did not have any deferred offering costs.

3. ACCRUED EXPENSES

Accrued expenses consisted of the following as of September 30, 2021 and December 31, 2020:

(in thousands)	SEPTEMBER 30, 2021	DECEMBER 31, 2020
Research and development	$1,981	$1,065
Employee expenses	2,097	1,912
Professional fees	364	185
Other	303	112
Asset purchase obligation	—	990
	$4,745	$4,264

4. STOCKHOLDERS' EQUITY

Following the closing of the Company's IPO, the Company's authorized capital stock consists of 200,000,000 shares of common stock, with a par value of $0.0001 per share, and 50,000,000 shares of preferred stock, with a par value of $0.0001 per share, all of which preferred stock are undesignated.

See Note 2 for a summary of the Reorganization and Liquidation of Rallybio Holdings that was completed prior to the Company's IPO, which resulted in a change in reporting entity. In accordance with the applicable accounting guidance related to changes in reporting entities, the financial statements for all periods presented have been retrospectively adjusted giving effect to the Reorganization and Liquidation as applicable to all periods presented. All preferred unit financing activity prior to the completion of the Company's IPO has been retrospectively adjusted in these financial statements to reflect the shares in Rallybio Corporation that were obtained in the Liquidation. For additional information on preferred unit financing prior to the Company's IPO and the Liquidation of Rallybio Holdings see the Company's audited consolidated financial statements for the year ended December 31, 2020 and notes thereto contained in the Company’s IPO Prospectus.

During the nine months ended September 30, 2020, the Company entered into a Series B Preferred Stock Agreement with a total aggregate purchase price of $145.2 million which has been retrospectively adjusted to reflect the shares of common stock obtained during the Reorganization and Liquidation of Rallybio Holdings, see Note 2.

5. SHARE-BASED COMPENSATION

As discussed in Note 2 of these condensed consolidated financial statements, prior to the Company’s IPO, Rallybio Holdings was Liquidated and as a result of the Liquidation, the unitholders of Rallybio Holdings received 100% of the common stock of the Company outstanding prior to the completion of the IPO. The number of shares of common stock that the holders of each class of units received in the Liquidation was based on the value of Rallybio Holdings prior to the Liquidation, determined by the initial public offering price per share of $13.00. Additionally, any shares of common stock issued in respect of unvested common or incentive units were issued as shares of restricted common stock and continue to be subject to vesting in accordance with the vesting schedule applicable to the initial awards.

The Company evaluated the liquidation of Rallybio Holdings units and subsequent issuance of common stock awards of the Company as a modification under ASC 718, Share Based Payments. Under ASC 718, a modification is a change in the terms or conditions of a stock-based compensation award. In assessing the modification, the Company considered the fair value, vesting conditions and classification as an equity or liability award before liquidation and replacement, compared to the Company’s common stock received as of the Liquidation to determine whether modification accounting must be applied. As the number of shares of common stock of the Company that the unitholders of Rallybio Holdings received in the Liquidation was based on the fair value of those units in Rallybio Holdings immediately prior to the Liquidation, unvested units were replaced with restricted common shares with the same vesting terms as the initial awards, and the classification of the awards as equity awards did not change from this action, no incremental stock-based compensation expense resulted from the modification.

2021 Equity Incentive Plan—In connection with the Company's IPO, the board of directors adopted the Rallybio Corporation 2021 Equity Incentive Plan (the "2021 Plan"). The 2021 Plan reserves 5,440,344 shares of common stock for future issuances of shares to employees, directors and consultants in the form of stock options, SARs, restricted and unrestricted stock and stock units, performance awards and other awards that are convertible into or otherwise based on the Company's common stock. Dividend equivalents may also be provided in connection with awards under the 2021 Plan. The share pool will automatically increase on January 1st of each year from 2022 to 2031 by the lesser of (i) five percent of the number of shares of the Company's common stock outstanding as of such date and (ii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date. Additionally, in connection with the Company's IPO, the board of directors adopted the 2021 Employee Stock Purchase Plan, ("ESPP"), which reserves 291,324 shares of common stock for future issuances under this plan.

Restricted Common Shares — In 2018, founders were issued 706,701 common shares, including 530,027 common shares that were to vest over a four year period. In 2018, founders were also issued 188,454 restricted common shares, pursuant to restricted share agreements, which were to begin vesting upon achievement of certain performance conditions. Restricted common shares issued to the founders were to vest 25% upon the one-year anniversary of the initiation of a clinical program through one of its controlled subsidiaries, and monthly thereafter over the next 36 months. In 2019, it was determined that the performance condition of these restricted common shares became probable, vesting started, and the shares started expensing over the vesting period. The weighted average fair value of both the 530,027 and 188,454 restricted common shares granted during 2018 was $0.96 per share.

During the nine months ended September 30, 2021, the Company granted 1,589,622 restricted common shares to employees. The weighted average fair value of restricted common shares granted to employees for the nine months ended September 30, 2021 was $3.65 per share. No grants of restricted common shares were made during the three months ended September 30, 2021.

The restricted common shares that were granted during the nine months ended September 30, 2021 resulted from the Liquidation of profit interest incentive units of Rallybio Holdings that were granted during the nine months ended September 30, 2021, see Note 2. The assumptions that went into the option pricing models for determining the fair value of Rallybio Holdings incentive units granted during the nine months ended September 30, 2021 and 2020, prior to the Liquidation of Rallybio Holdings are as follows and do not include the retrospective adjustments described in Note 2:

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020
Expected volatility	71.7% - 99.5%	95.0%
Expected term (years)	0.58 - 1.00	1.50
Risk free interest rate	0.04% - 0.10%	0.16%
Expected dividend yield	—	—

A summary of the status of our nonvested restricted common stock at September 30, 2021 and changes during the nine months ended September 30, 2021 is as follows:

Restricted Shares
Nonvested restricted stock at December 31, 2020	1,184,252
Shares granted	1,589,622
Shares vested	(365,520)
Outstanding nonvested restricted stock at September 30, 2021	2,408,354

Stock Options — During the three months ended September 30, 2021, the Company granted 1,232,759 non-qualified stock options to employees and directors. Non-employee directors were granted 80,640 stock options on the date of the IPO that vest on the earlier of the one-year anniversary of the date of grant or the next annual meeting of the Company's stockholders that follows the date of grant, subject to the director’s continued service on our board of directors through the vesting date at a grant date fair value of $9.15 per share. Executive officers and the Company's Chief Medical Officer were granted 640,000 stock options on the date of the IPO that vest 25% on the one-year anniversary of the date of grant, and monthly thereafter over the next 36 months, generally subject to the employee’s continued service through the applicable vesting date at a grant date fair value of $9.47 per share. The remaining option grants for the three months ended September 30, 2021 vest over four years and relate to new hires and service award grants and were granted at a grant date fair value of $9.34 per share. All options granted during the three months ended September 30, 2021 remain unvested and all are expected to vest.

The fair value of the stock options granted during the three months ended September 30, 2021 was determined using the Black-Scholes option pricing model with the following assumptions:

THREE MONTHS ENDED SEPTEMBER 30,
2021
Expected volatility	87.76% - 87.87%
Expected term (years)	5.50 - 6.08
Risk free interest rate	0.79% - 0.97%
Expected dividend yield	—
Exercise price	12.80 -13.00

Given the Company’s common stock has not been trading for a sufficient period of time, the Company utilizes a collection of volatilities of peer companies to estimate the expected volatility of its common stock. The expected term is calculated utilizing the simplified method.

Share-based compensation is classified in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020 as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2021	2020	2021	2020
Research and development	$266	$47	$620	$107
General and administrative	789	228	1,496	368
	$1,055	$275	$2,116	$475

6. INVESTMENT IN JOINT VENTURE

The Company, through one of its wholly-owned subsidiaries, has a 50% interest of the joint venture entity, RE Ventures I, LLC, a limited liability company (“REV-I”). For the nine months ended September 30, 2021, the Company funded $2.0 million, associated with development costs to REV-I. For the nine months ended September 30, 2020, the Company funded $1.6 million, associated with development costs, including $0.6 million related to the initial investment in REV-I, that was included in accrued expenses on the consolidated balance sheets as of December 31, 2019. The Company did not provide any additional financial support outside of capital contributions to REV-I during the three and nine months ended September 30, 2021 and 2020. The Company held a 50% interest in the joint venture as of September 30, 2021. As of September 30, 2021, based on management’s analysis, the Company is not the primary beneficiary of REV-1 and accordingly, the entity is not consolidated in the Company's financial statements.

During the three months ended September 30, 2021 and 2020, the Company recorded its allocable share of REV-I’s losses, which totaled $0.3 million and $0.5 million, respectively and $1.3 million and $1.0 million during the nine months ended September 30, 2021 and 2020, respectively, as a loss on investment in joint venture within the condensed consolidated statements of operations and comprehensive loss. After recognition of its share of losses for the period, the carrying value and maximum exposure to risk of the REV-I investment as of September 30, 2021 and December 31,

2020, was $1.0 million and $0.3 million, respectively, which was recorded in investment in joint venture in the accompanying condensed consolidated balance sheets.

7. COMMITMENTS AND CONTINGENCIES

Purchase Commitments—The Company enters contracts in the normal course of business with contract research organizations and other third-party vendors for clinical trials and testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and are cancellable by us upon written notice. Payments that may be due upon cancellation consist of payments for services provided or expenses incurred prior to cancellation. As of September 30, 2021 and December 31, 2020 there were no amounts accrued related to termination charges.

There have been no significant changes to the disclosure of payments we have committed to make under our contractual obligations as summarized in our audited consolidated financial statements and related notes included in the IPO Prospectus.

8. NET LOSS PER COMMON SHARE

Basic and diluted loss per common share were calculated as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(in thousands except share and per share amounts)	2021	2020	2021	2020
Net loss	$(10,196)	$(7,155)	$(34,598)	$(15,929)
Weighted average number of common shares outstanding, basic and diluted	27,527,770	22,142,148	24,011,862	15,772,918
Net loss per common share, basic and diluted	$(0.37)	$(0.32)	$(1.44)	$(1.01)

The weighted average number of common shares outstanding diluted for the three and nine months ended September 30, 2021 excludes approximately 3.6 million stock options and unvested restricted common shares, which were not dilutive and not included in the computation of net loss per common share. The weighted average number of common shares outstanding diluted for the three and nine months ended September 30, 2020 excludes approximately 1.0 million unvested restricted common shares, which were not dilutive and not included in the computation of net loss per common share.

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

Overview

We are a clinical-stage biotechnology company built around a team of seasoned industry experts with a shared purpose and a track record of success in discovering, developing, manufacturing and delivering therapies that meaningfully improve the lives of patients suffering from severe and rare diseases. Our mission is aligned with our expertise, and we believe we have assembled the best people, partners and science to forge new paths to life-changing therapies. Since our inception we have acquired a portfolio of promising product candidates that consists of five programs, and we are focused on further expanding our portfolio with the goal of making a profound impact on the lives of even more patients. We are drawing on our decades of knowledge and experience with a determination to tackle the undone, the too difficult, the inaccessible – and change the odds for rare disease patients.

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

Since our inception, we have funded our operations primarily through equity financings. From our inception and prior to our IPO, we received proceeds of approximately $182.5 million from equity financing. In August 2021, we closed our IPO and issued and sold 7,130,000 shares of common stock, inclusive of 930,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $13.00 per share. We received net proceeds of approximately $83.0 million, after deducting underwriting discounts and commissions and other offering costs payable by us.

As of September 30, 2021, we had cash and cash equivalents of $187.0 million. We believe that our existing cash and cash equivalents as of September 30, 2021, will be sufficient to fund our operating expenses and capital requirements into the second half of 2023. This estimate and our expectation to advance the preclinical and clinical development of RLYB212, RLYB116, and any other product candidates are based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, or our clinical trials may be more expensive, time consuming or difficult to design or implement than we currently anticipate. See “—Liquidity and Capital Resources.”

To date, we have devoted most of our financial resources to research and development, including our preclinical development and manufacturing activities for each of our five programs and our Phase 1/2 clinical trial for RLYB211. We have not commercialized any products and have never generated revenue from the commercialization of any product.

We have incurred significant operating losses since inception, including net losses of $10.2 million and $7.2 million for three months ended September 30, 2021 and 2020, respectively and $34.6 million and $15.9 million for nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $81.6 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to incur significant additional operating losses in the foreseeable future as we advance our programs through preclinical and clinical development, expand our research and development activities, acquire and develop new product candidates, complete preclinical studies and clinical trials, finance our business development strategy, seek regulatory approval for the commercialization of our product candidates and commercialize our products, if approved. Our expenses will increase substantially if and as we:

▪
initiate a Phase 1 clinical trial for RLYB212, our lead product candidate for our FNAIT prevention program;
▪
file a CTA and initiate our clinical trial for RLYB116, and file an IND or a CTA for other product candidates;
▪
advance our natural history alloimmunization study of FNAIT and other studies to support our development program and related regulatory submissions for RLYB212;
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
▪
add operational, financial, and management personnel, including personnel to support our product development and planned future commercialization efforts and to support our operations as a public company;
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

In September 2021, Rallybio initiated a fetal and neonatal alloimmune thrombocytopenia (FNAIT) natural history alloimmunization study. The prospective, non-interventional, multinational study is designed to determine the frequency of women at higher FNAIT risk among expectant mothers of different racial and ethnic characteristics, as well as the frequency of HPA-1a alloimmunization and pregnancy outcomes among women identified to be at higher FNAIT risk. Data from this study will be used to support a future registration trial for RLYB212, by providing historical controlled data to support a single-arm Phase 2/3 registration trial design, operationalizing de novo the laboratory test paradigm for FNAIT risk, and generating FNAIT laboratory test performance data for future regulatory discussions.

Reorganization

Prior to the IPO, the Company was a 100% owned subsidiary of Rallybio Holdings, LLC ("Rallybio Holdings"), a Delaware limited liability company which was incorporated in Delaware on March 22, 2018 and Rallybio Holdings held 100% of the outstanding membership units in five wholly-owned subsidiaries; Rallybio, LLC, Rallybio IPA, LLC, Rallybio IPB, LLC, Rallybio IPD, LLC, and IPC Research, LLC prior to the IPO and it's liquidation. On June 30, 2021, Rallybio Holdings completed a series of transactions pursuant to which (i) Rallybio IPD, LLC, a direct subsidiary of Rallybio Holdings that was formed in Delaware in May 2020, was converted from a Delaware limited liability company to a Delaware corporation and changed its name to Rallybio Corporation, and (ii) four direct subsidiaries of Rallybio Corporation, each a Delaware limited liability company (collectively the "Merger Subs"), each consummated a separate merger with one of Rallybio Holdings direct subsidiaries, other than Rallybio IPD, LLC (collectively the "Asset Subsidiaries"), with the Asset Subsidiaries surviving the mergers and Rallybio Holdings receiving common stock of the Company in exchange for its interest in each Asset Subsidiary, which resulted in the Asset Subsidiaries becoming subsidiaries of the Company and the Company becoming the only direct subsidiary of Rallybio Holdings. On July 28, 2021, immediately prior to the completion of the IPO, Rallybio Holdings liquidated and distributed 100% of the capital stock of the Company, consisting solely of common stock, to the unitholders of Rallybio Holdings. The liquidation of Rallybio Holdings and distribution of the capital stock of Rallybio Corporation to the unitholders of Rallybio Holdings is referred to as the “Liquidation” and these other transactions are collectively referred to as the “Reorganization.” As a result of the Reorganization and subsequent Liquidation, the unitholders of Rallybio Holdings became the holders of common stock of Rallybio Corporation, and the Company's condensed consolidated financial statements are subsequently reported from Rallybio Corporation.

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
▪
employee-related expenses, including salaries, bonuses, benefits, share-based compensation and other related costs for those employees involved in research and development efforts;
▪
costs of outside consultants, including their fees, and related travel expenses;
▪
the costs of acquiring and developing clinical trial materials;
▪
expenses to acquire technologies, such as intellectual property, to be used in research and development including in-process research and development ("IPR&D") that has no alternative future use at the time of asset acquisitions;
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

Any changes in the outcome of any of these variables with respect to the development of our product candidates in clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. For example, if the U.S. Food and Drug Administration (the "FDA"), the European Medicines Agency ("EMA") or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

We anticipate that our research and development expenses will continue to increase as we continue our current research programs, initiate new research programs, continue our preclinical development of product candidates and conduct future clinical trials for any of our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and share-based compensation for our personnel in executive, legal, business development, finance and accounting, and other administrative functions. General and administrative expenses also include legal fees relating to intellectual property and corporate matters, professional fees paid for accounting, auditing, tax and consulting services, insurance costs, travel expenses and direct and allocated facility costs not otherwise included in research and development expenses.

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

Total Other Income, Net

Total other income, net, includes interest income earned on cash and cash equivalents, interest expense and other income and expense items.

Loss on Investment In Joint Venture

The Company recognizes its pro-rata share of losses in the loss on investment in joint venture with Exscientia on its condensed consolidated statements of operations and comprehensive loss, with a corresponding change to the investment in joint venture on the condensed consolidated balance sheets for equity method investments for which it does not have a controlling interest in.

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

The following table summarizes our results of operations:

	THREE MONTHS ENDED SEPTEMBER 30,
	2021	2020	CHANGE
(in thousands)
Operating expenses:
Research and development	$4,960	$5,130	$(170)
General and administrative	5,021	1,580	3,441
Total operating expenses	9,981	6,710	3,271
Loss from operations	(9,981)	(6,710)	(3,271)
Total other income, net:	117	81	36
Loss on investment in joint venture	332	526	(194)
Net loss and comprehensive loss	$(10,196)	$(7,155)	$(3,041)

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development costs for each of the periods presented:

	THREE MONTHS ENDED SEPTEMBER 30,
	2021	2020	CHANGE
(in thousands)
Direct research and development by program
RLYB211	$216	$722	$(506)
RLYB212	1,575	1,536	39
RLYB116	693	1,278	(585)
RLYB114	646	1	645
Other program candidates	—	76	(76)
Other unallocated research and development costs
Personnel expenses (including share-based compensation)	1,675	1,482	193
Other expenses	155	35	120
Total research and development expenses	$4,960	$5,130	$(170)

Research and development expenses were $5.0 million for the three months ended September 30, 2021, compared to $5.1 million for the three months ended September 30, 2020. Consistent research and development expenses for the three months ended September 30, 2021 as compared to September 30, 2020 was primarily due to a $0.6 million and a $0.5 million decrease in costs related to the development of RLYB116 and RLYB211, respectively, as compared to the same period in 2020. These decreases were partially offset by a $0.6 million increase in the costs related to preclinical development of RLYB114 as compared to the same period in 2020. Additionally, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020 personnel expense increased by $0.2 million, including share-based compensation expense, primarily due to an increase in research and development related headcount in 2021 as compared to the same period in 2020.

General and Administrative Expenses

General and administrative expenses were $5.0 million for the three months ended September 30, 2021, compared to $1.6 million for the three months ended September 30, 2020. The increase of $3.4 million is primarily related to an increase in payroll and personnel-related costs due to an increase in general and administrative related headcount, including an increase of $0.6 million in share-based compensation, and other professional fees associated with operating activities and the preparations for becoming a public company.

Total Other Income, Net

Total other income, net, was $0.1 million for each of the three months ended September 30, 2021 and 2020.

Loss on Investment In Joint Venture

Loss on investment in joint venture for the three months ended September 30, 2021 and 2020 was $0.3 million as compared to $0.5 million for the same period in 2020. The decrease in the loss recognized is due to decreases in research cost recognized by the joint venture during 2021 as compared to 2020.

Comparison of the nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations:

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	CHANGE
(in thousands)
Operating expenses:
Research and development	$20,815	$10,135	$10,680
General and administrative	12,520	5,081	7,439
Total operating expenses	33,335	15,216	18,119
Loss from operations	(33,335)	(15,216)	(18,119)
Total other income, net:	19	280	(261)
Income tax benefit	—	(16)	16
Loss on investment in joint venture	1,282	1,009	273
Net loss and comprehensive loss	$(34,598)	$(15,929)	$(18,669)

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development costs for each of the periods presented:

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	CHANGE
(in thousands)
Direct research and development by program
RLYB211	$1,478	$2,321	$(843)
RLYB212	8,510	2,275	6,235
RLYB116	4,627	2,428	2,199
RLYB114	1,170	11	1,159
Other program candidates	7	91	(84)
Other unallocated research and development costs
Personnel expenses (including share-based compensation)	4,549	2,950	1,599
Other expenses	474	59	415
Total research and development expenses	$20,815	$10,135	$10,680

Research and development expenses were $20.8 million for the nine months ended September 30, 2021, compared to $10.1 million for the nine months ended September 30, 2020. The increase of $10.7 million was primarily due to:

▪
a $6.2 million increase in costs related to the development of RLYB212 and a $2.2 million increase in costs related to the development of RLYB116, mainly attributable to increased external clinical manufacturing activities and other research and development costs to advance these programs as compared to the same period in 2020, in addition to a $1.2 million increase attributable to increased preclinical research and development costs to advance RLYB114 as compared to the same period in 2020, partially offset by a $0.8 million decrease in costs related to the development of RLYB211 as compared to the same period in 2020; and
▪
a $1.6 million increase in personnel-related costs, including share-based compensation expense, primarily due to an increase in research and development related headcount as compared to the same period in 2020 and a $0.4 million increase in other research and development expenses as compared to the same period in 2020.

General and Administrative Expenses

General and administrative expenses were $12.5 million for the nine months ended September 30, 2021, compared to $5.1 million for the nine months ended September 30, 2020. The increase of $7.4 million is primarily related to an increase in payroll and personnel-related costs due to an increase in general and administrative related headcount, including an increase of $1.1 million in share-based compensation, and an increase in other professional fees associated with operating activities and becoming a public company.

Total Other Income, Net

Total other income, net, for the nine months ended September 30, 2021 was $19 thousand compared to $0.3 million in the corresponding period in 2020. The decrease in total other income of $0.3 million is primarily related to a change in estimate of our state tax credits and a decrease in interest income due to lower market interest rates during 2021 as compared to the same period in 2020.

Loss On Investment In Joint Venture

Loss on investment in joint venture for the nine months ended September 30, 2021 was $1.3 million as compared to $1.0 million for the same period in 2020. The increase in the loss recognized is due to increases in research and development cost recognized by the joint venture during 2021 as compared to 2020.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through equity financings. From our inception and prior to our IPO, we received proceeds of approximately $182.5 million from equity financing. In August 2021, we closed our IPO and issued and sold 7,130,000 shares of common stock, inclusive of 930,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $13.00 per share. We received net proceeds of approximately $83.0 million, after deducting underwriting discounts and commissions and other offering costs payable by us.

As of September 30, 2021, we had $187.0 million of cash and cash equivalents.

Uses of Liquidity

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our manufacturing, licensing and lease obligations described further below.

Funding Requirements

We believe that our existing cash and cash equivalents as of September 30, 2021, will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect, or our clinical trials may be more expensive, time consuming or difficult to design or implement than we currently anticipate.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020
(in thousands)
Net cash used in operating activities	$(35,647)	$(14,778)
Net cash used in investing activities	(2,196)	(1,616)
Net cash provided by financing activities	84,588	144,896
Net increase in cash and cash equivalents	$46,745	$128,502

Operating Activities

Net cash used in operating activities was $35.6 million for the nine months ended September 30, 2021 as compared to $14.8 million for the nine months ended September 30, 2020. The increase in cash used in operating activities was primarily due to the increase of $10.7 million in research and development for the increased efforts advancing the development of RLYB212, RLYB116 and RLYB114 product candidates and a $7.4 million increase in general and administrative expenses as compared to the same period the prior year.

Investing Activities

Net cash used in investing activities was $2.2 million for the nine months ended September 30, 2021 as compared to $1.6 million for the nine months ended September 30, 2020. The increase in net cash used in investing activities was primarily related to additional investments in our joint venture as compared to the same period the prior year and an increase in capital expenditures as compared to the same period the prior year.

Financing Activities

Net cash provided by financing activities was $84.6 million for the nine months ended September 30, 2021, representing the net proceeds from the IPO after deducting underwriting fees and commissions and payments of other offering costs. Net cash provided by financing activities was $144.9 million for the nine months ended September 30, 2020, representing the net proceeds from an equity financing in 2020 of $145.2 million and offering costs of $0.3 million.

Contractual Obligations

There have been no other material changes in our contractual obligations and commitments during the three and nine months ended September 30, 2021 from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in the IPO Prospectus.

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

Incentive Units

Certain common shares of Rallybio Corporation were issued in the Liquidation to previous unit holders of Rallybio Holdings in respect of profit interest incentive units. See Note 2 of our consolidated condensed financial statements. Prior to our IPO, we periodically granted incentive units to employees which vest over a four-year period. These incentive units were issued in the form of profits interests providing the employee with compensation equal to the increase in the value of the unit over a participation threshold per unit, as determined at the time of grant. The holder, therefore, had the right to participate in distributions of profits only in excess of such participation threshold. The participation threshold was based on the valuation of a single common unit on or around the grant date.

Prior to our IPO we measured equity-based compensation based on the grant date fair value of the unit-based awards and recognize equity-based compensation expense on a straight-line basis over the requisite service period of the awards, which is generally the vesting period of the respective award. Unit-based compensation expense is classified in our unaudited condensed consolidated statements of operations and comprehensive loss based on the function to which the related services are provided or in the same manner in which the grantee’s payroll costs are classified. Forfeitures are accounted for as they occur.

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

There are significant judgments related to volatility and time to liquidity as well as estimates inherent in these valuations. These judgments and estimates include assumptions regarding our future operating performance, the stage of development of our product candidates, the timing of a potential IPO or other liquidity events and the determination of the appropriate valuation methodology at each valuation date. The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our equity-based compensation expense could be materially different. Subsequent to the IPO, the fair value of our common stock was determined based on the quoted market price of our common stock.

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

Off-Balance Sheet Arrangements

As of September 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a clinical-stage biotechnology company with a limited operating history. As a result, we are not profitable and have incurred significant losses since our formation. We had net losses of $26.4 million and $17.6 million for the years ended December 31, 2020 and 2019, respectively, and net losses of $10.2 million and $7.2 million for the three months ended September 30, 2021 and 2020, respectively and $34.6 million and $15.9 million for nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $81.6 million. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to gain regulatory approval and become commercially viable. Since inception, we have devoted substantially all of our resources to raising capital, organizing and staffing our company, business planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing our product candidates and preparing for clinical trials and establishing arrangements with third parties for the manufacture of our product candidates and component materials, including activities relating to our preclinical development and manufacturing activities for each of our five programs and our Phase 1/2 clinical trial for RLYB211. We do not have any product candidates approved for sale and have not generated any revenue from product sales.

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
▪
advance our natural history alloimmunization study of FNAIT, or our FNAIT Natural History Alloimmunization Study, and other studies to support our development program and related regulatory submissions for RLYB212;
▪
continue to develop and conduct clinical trials with respect to RLYB211;
▪
seek regulatory approvals for RLYB212, RLYB116 and any other product candidates, as well as for any related companion diagnostic, if required;
▪
continue and expand upon our discovery and development joint ventures with Exscientia Limited ("Exscientia");
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

We expect to spend significant amounts of capital to complete the development of, seek regulatory approvals for and, if approved, commercialize RLYB212 and RLYB116. These expenditures will include costs related to our ongoing Phase 1/2 clinical trial for RLYB211. We expect similar expenditures as we initiate our planned clinical trials for RLYB212 and for RLYB116, and advance our FNAIT Natural History Alloimmunization Study. In addition, we are obligated to make certain milestone and royalty payments in connection with achievement of certain development and commercial milestones as well as the sale of resulting products under our agreements with Prophylix AS (“Prophylix”), Swedish Orphan Biovitrum AB (Publ) (“Sobi”) and Affibody AB (“Affibody”). We may also spend significant capital to develop laboratory tests, and if required by the U.S. Food and Drug Administration, (the “FDA”), or other healthcare agencies, one or more companion diagnostics, to identify patients for inclusion in our clinical trials or who are likely to respond to our product candidates.

Based upon our current operating plan, we believe that our existing cash and cash equivalents as of September 30, 2021, will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2023. This estimate and our expectation to advance the preclinical and clinical development of RLYB212, RLYB116 and any other product candidates are based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, or our clinical trials may be more expensive, time consuming or difficult to design or implement than we currently anticipate. Changing circumstances, including any unanticipated expenses, could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because of the numerous risks and uncertainties, the length of time and scope of activities associated with development of RLYB212, RLYB116 or any product candidate we may develop is highly uncertain, we are unable to estimate the actual amount of funds we will require for development, approval and any approved marketing and commercialization activities. Our future capital requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

Rallybio was founded in January 2018, and our operations to date have been limited to financing and staffing our company, identifying, evaluating and acquiring or in-licensing product candidates and technologies, conducting preclinical studies and our clinical trial for RLYB211 and preclinical studies for RLYB212 and RLYB116, and developing a pipeline of other preclinical and research programs. We have not yet demonstrated the ability to complete successfully a large-scale, pivotal clinical trial, obtain marketing approval, manufacture a commercial-scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing, obtaining marketing approval for and commercializing pharmaceutical products.

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

▪
Preclinical studies and clinical trials: The impact of COVID-19 may cause delays and disruptions to some of our preclinical studies and clinical trials. The response to COVID-19 by healthcare providers may delay site initiation, may slow down enrollment and make the ongoing collection of data for patients enrolled in trials more difficult or intermittent. In addition, some participants and clinical investigators may be unable or unwilling to comply with clinical trial protocols. For example, quarantines or other travel limitations have been implemented in many countries and across the United States that may impede participant movement, affect sponsor access to study sites, and/or interrupt healthcare services, which may negatively impact the execution of clinical trials. We initiated a global natural history study for FNAIT in September 2021 that requires screening a large number of potential participants, and we could experience delays in screening due to COVID-19. Significant delays or disruptions to our preclinical studies or clinical trials could adversely affect our ability to timely initiate studies, conduct successful studies, generate scientifically robust clinical data, obtain regulatory approvals or commercialize our product candidates.
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

In addition, we submitted a CTA in Germany for RLYB212 in July 2021 and we expect to initiate a Phase 1 first-in-human trial in Germany in the first quarter of 2022, with proof of concept data from a Phase 1b trial planned for mid-2022. There is no guarantee that the regulatory authority will accept our CTA submission, and the regulatory authority may require additional information. We could also be required to perform additional studies prior to the acceptance of our CTA submission. Any delays in the commencement of our Phase 1 trial for RLYB212 could impact our product development timelines, result in increased costs, affect our ability to obtain marketing approval for RLYB212 according to our plans, and delay commercialization.

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

There is no guarantee that, if we ever submit and obtain approval for RLYB211 or RLYB212 or any other product candidate for which we may obtain rare pediatric disease designation in the future, we will receive a rare pediatric disease priority review voucher. In addition to receiving rare pediatric disease designation, in order to receive a rare pediatric disease priority review voucher, the NDA or BLA must be granted priority review, rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population, not seek approval for a different adult indication in the original rare pediatric disease product application and be for a drug that does not include a previously approved active ingredient. Under current statutory sunset provisions, even if a marketing application meets all of these requirements, the FDA may only award a voucher prior to September 30, 2026 and only if the approved product received rare pediatric disease drug product designation prior to September 30, 2024. We cannot be certain that we will receive approval for any of our rare pediatric disease designated products prior to the statutory sunset date, if ever. Moreover, even if we believe that our marketing application meets the other requirements to be eligible to receive a priority review voucher upon approval, the FDA may disagree.

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

The Biologics Price Competition and Innovation Act of 2009 (the "BPCIA") was enacted as part of the Patient Protection and Affordable Care Act ("the ACA") to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still develop and receive approval of a competing biologic, so long as their BLA does not rely on the reference product, sponsor’s data or submit the application as a biosimilar application. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty, and any new policies or processes adopted by the FDA could have a material adverse effect on the future commercial prospects for our biological products.

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

As of September 30, 2021, we had 31 full-time employees, upon whom we rely for various administrative, research and development, business development and other support services shared among our subsidiaries and the Exscientia joint venture. The size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support the operations of all of our subsidiaries and the Exscientia joint venture, including their research and development activities, the management of financial, accounting, and reporting matters, and the oversight of our third-party vendors and partners. If our centralized team or our third party vendors and partners performing such functions fail to provide adequate administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.

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

Since the shares of our common stock were offered in our IPO in July 2021 at a price of $13.00 per share and through November 8, 2021, the price per share of our common stock has ranged from as low as $10.05 to as high as $25.78. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of November 8, 2021, we have 32,129,970 shares of common stock outstanding. Of these shares, the 7,130,000 shares issued and sold in the IPO may be resold in the public market immediately, unless held by our affiliates. The remaining 24,999,970 shares are currently restricted under securities laws or as a result of lock-up or other agreements, but will be able to be sold, subject in some cases to applicable volume limitations under Rule 144, beginning after the close of trading on January 24, 2022. Moreover, holders of an aggregate of 23,094,614 shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also registered an aggregate of 5,731,668 shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates and the lock-up agreements entered into in connection with the IPO as described above. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Insiders have substantial influence over us, which could limit your ability to affect the outcome of key transactions, including a change of control.

Our directors and executive officers and their affiliates beneficially own shares representing approximately 57% of our outstanding common stock as of November 8, 2021. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Our amended and restated certificate of incorporation designates the state or federal courts within the State of Delaware as the exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, the state or federal courts (as appropriate) within the State of Delaware are exclusive forums for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws, (4) action against us or any of our directors or officers involving a claim or defense arising pursuant to the Exchange Act or the Securities Act, or (5) any other action asserting a claim against us that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation described above. This exclusive forum provision does not apply to claims which are vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery of the State of Delaware, or for which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction. For instance, the provision does not apply to actions arising under federal securities laws, including suits brought to enforce any liability or duty created by the Exchange Act or the rules and regulations thereunder. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our federal forum provision. If the federal forum provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The federal forum provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

During the three months ended September 30, 2021, we granted to employees and directors options to purchase an aggregate of 720,640 shares of our common stock under our 2021 Equity Plan, with an exercise price of $13.00 per share. The options were granted in reliance on the exemption provided by Section 4(a)(2) of the Securities Act or Rule 701 promulgated under the Securities Act. The recipient of securities in these transactions had adequate access, through employment, business or other relationships, to information about us. The foregoing transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering.

On July 28, 2021, in connection with the Reorganization and pursuant to the Liquidation, we issued an aggregate of 24,999,970 shares of our common stock to the holders of units in Rallybio Holdings. The issuance of shares of common stock described in this paragraph were made in reliance on Section 4(a)(2) of the Securities Act.

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

We received aggregate gross proceeds from our IPO of $92.7 million, or aggregate net proceeds of $86.2 million after deducting underwriting discounts and commissions but before deducting other offering costs payable by us to be $3.2 million. None of the underwriting discounts and commissions or offering costs were incurred or paid, directly or indirectly, to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

As of September 30, 2021, we had not used any of the net proceeds from the IPO. There has been no material change in our planned use of the net proceeds from the IPO as described in the IPO Prospectus.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Rallybio Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2021).
3.2	Amended and Restated Bylaws of Rallybio Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2021).
4.1

Registration Rights Agreement, dated July 28, 2021, among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2021).

10.1	Rallybio Corporation 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-257655)).
10.2	Rallybio Corporation 2021 Cash Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-257655)).
10.3	Rallybio Corporation 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-257655)).
10.4

Amended and Restated Employment Agreement between Rallybio, LLC and Martin Mackay (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-257655)).

10.5	Amended and Restated Employment Agreement between Rallybio, LLC and Stephen Uden (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-257655)).
10.6

Amended and Restated Employment Agreement between Rallybio, LLC and Jeffrey M. Fryer (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-257655)).

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

RALLYBIO CORPORATION

Date: November 10, 2021	By:	/s/ Martin W. Mackay
Martin W. Mackay, Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Jeffrey M. Fryer
Jeffrey M. Fryer, CPA
Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)