Form 10-K
period 2021-12-31
Rallybio Corp
filed 2022-03-15
CIK 1739410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40693

RALLYBIO CORPORATION

(Exact name of Registrant as specified in its Charter)

Delaware	85-1083789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
234 Church Street, Suite 1020 New Haven, CT	06510
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 859-3820

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	RLYB	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The registrant’s voting and non-voting common equity were not publicly traded, and accordingly had no market value as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the common stock held by non-affiliates of the registrant on December 31, 2021, based on the closing price of the registrant’s common stock as reported by Nasdaq on that date, was approximately $108,430,848.
The number of shares of Registrant’s Common Stock outstanding as of March 9, 2022 was 32,130,970.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders scheduled to be held on May 24, 2022, which Definitive Proxy will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2021 are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:

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

i

The forward-looking statements in this Annual Report on Form 10-K are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under the sections in this Annual Report on Form 10-K entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as guarantees of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual future results, levels of activity, performance and events and circumstances could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risks and uncertainties may emerge from time to time, and it is not possible for management to predict all risks and uncertainties. Except as required by applicable law, we are not obligated to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Trademarks

We use Rallybio as a trademark in the United States and/or in other countries. This Annual Report on Form 10-K contains references to our trademark and to those belonging to other entities, including Affibody® and Albumod®. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

Risk Factor Summary

Our business is subject to a number of risks that are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. These risks include the following:

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
•
We are heavily dependent on the success of RLYB212 and RLYB116, which are in early-stage clinical development or preclinical IND-enabling activities. If we are not able to develop, obtain regulatory approval for, or successfully commercialize our product candidates, or if we experience significant delays in doing so, our business will be materially harmed;
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
•
The regulatory approval processes of the FDA, EMA, and comparable foreign regulatory authorities are lengthy, time-consuming, and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for RLYB212, RLYB116 or any of our other product candidates, our business will be substantially harmed;
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

PART I

Item 1. Business.

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

Our most advanced program is for the prevention of fetal and neonatal alloimmune thrombocytopenia ("FNAIT"), a potentially life-threatening rare hematological disease that impacts fetuses and newborns. We are evaluating RLYB211, a polyclonal anti-HPA-1a antibody, in a Phase 1/2 clinical trial, which we believe has established proof of concept for RLYB211 and provides support for our proposed mechanism of action. Our FNAIT program will move forward with our lead product candidate, RLYB212, a monoclonal anti-HPA-1a antibody. We submitted a clinical trial application ("CTA"), for RLYB212 in July 2021 and initiated a Phase 1 first-in-human trial in Germany in the fourth quarter of 2021. We are also focused on developing therapies that address diseases of complement dysregulation, including paroxysmal nocturnal hemoglobinuria ("PNH"), generalized myasthenia gravis ("gMG"), and ophthalmic disorders. RLYB116 is a novel, potentially long-acting, subcutaneously administered inhibitor of complement factor 5 ("C5") in development for the treatment of patients with PNH and gMG. We received approval in the fourth quarter of 2021 for a Human Research Ethics Committee ("HREC") submission to support the Phase 1 trial of RLYB116 in healthy participants and in the first quarter of 2022, we initiated the Phase 1 trial in Australia. RLYB114 is a pegylated C5 inhibitor in preclinical development for the treatment of complement-mediated ophthalmic diseases, and we expect to submit an investigational new drug application ("IND") for this product candidate in the first half of 2023. Additionally, in collaboration with Exscientia Limited ("Exscientia"), we have two discovery-stage programs focused on the identification of small molecule therapeutics for patients with rare metabolic diseases.

Our Approach

At Rallybio, we do not accept that millions of patients suffering from devastating rare diseases should have to live without transformative treatments. There are an estimated 25 to 30 million people affected by as many as 7,000 rare diseases in the United States alone, with a significantly greater number of affected people globally. We are building a diversified pipeline of product candidates that we believe have the potential to transform the lives of patients in need. Our goal is to deliver therapeutics that provide meaningful clinical benefits to patients so they can become unbound and undefined by the diseases from which they suffer.

We believe the success of our company is built on three key strengths:

▪
Our extensive knowledge of rare diseases and our scientific expertise positions us to identify therapies with the potential for transformative impact. We seek to acquire and develop product candidates that possess a clear mechanism of action and that aim to address diseases with a well-understood pathophysiology for which there is a significant unmet medical need. We believe that a product candidate’s mechanism of action should target the causal biology of the disease to provide the highest probability of dramatically improving the lives of patients. We believe that our team’s extensive experience in rare diseases and our scientific expertise position us to identify opportunities where these links can be made, which may go unnoticed by others.
▪
Our ability to source, to identify and to evaluate potential high-quality product candidates. We apply decades of experience across drug discovery, research, development, regulatory strategy and manufacturing to source, to identify and to evaluate therapeutic targets and product candidates that we believe have a high probability of success. Our ability to source these product candidates is facilitated by our extensive network of relationships with leaders in industry and in academic clinical centers worldwide. We view ourselves as partners of choice given our team’s track record of success in developing and delivering new therapies to patients.

▪
Our team’s proven execution capability to drive product candidates through clinical development to regulatory approvals. We have assembled a team with a proven history of successfully advancing product candidates from discovery to clinical development and through regulatory approval. Members of our team have played critical roles in the approval of more than 30 drugs, including seven approvals for rare disease therapeutics since 2013, and secured approvals from regulatory authorities in the Americas, Europe, Australia and Asia. In doing so, our employees previously developed and implemented novel clinical trial designs and successfully conducted clinical trials in never-before treated patient populations. We believe this collective prior experience positions us to efficiently and expertly execute at each step in the research and development process and enhances the value we can bring to product candidates and to patients.

Our Team

Our founders, Martin W. Mackay, Ph.D., Stephen Uden, M.D., and Jeffrey M. Fryer, CPA, were previously executives at Alexion Pharmaceuticals, Inc. ("Alexion"), and worked together to successfully build, develop, and launch transformative therapies for patients with rare diseases. Several members of our team were integral in the successful development and/or approval of therapies such as Strensiq (asfotase alfa) for patients with perinatal-, infantile-, and juvenile-onset hypophosphatasia ("HPP"), Kanuma (sebelipase alfa) for patients with lysosomal acid lipase deficiency ("LAL-D"), Nulibry (fosdenopterin) for patients with molybdenum cofactor deficiency ("MoCD Type A"), Soliris (eculizumab) for patients with refractory gMG, Soliris for patients with relapsing neuromyelitis optica spectrum disorder ("NMOSD"), Ultomiris (ravulizumab-cwvz), for patients with PNH and Ultomiris for patients with atypical hemolytic uremic syndrome ("aHUS").

Our deep commitment to high ethical and professional standards is fundamental to our mission to bring new and transformative medicines to vulnerable patient populations suffering from rare diseases. We believe our team’s prior contributions have made a significant positive impact on the lives of thousands of patients around the world. As a strong and experienced team, we believe we can transform the lives of thousands more.

Our Pipeline

Our pipeline is illustrated in the chart below.

FNAIT: Fetal and neonatal alloimmune thrombocytopenia; HPA-1a: Human platelet antigen-1a; PNH: Paroxysmal nocturnal hemoglobinuria; gMG: Generalized myasthenia gravis; ABD: Albumin binding domain; HPP: Hypophosphatasia; ENPP1: Ectonucleotide pyrophosphatase/phosphodiesterase 1

Prevention of FNAIT

Our most advanced program is targeting the prevention of FNAIT, a potentially life-threatening rare disease that can cause uncontrolled bleeding in fetuses and newborns. FNAIT can arise during pregnancy due to an immune incompatibility between an expectant mother and her fetus in a specific platelet antigen called human platelet antigen 1 ("HPA-1"). This incompatibility can cause an expectant mother to develop antibodies that attack the platelets of her fetus. The destruction of platelets in the fetus can result in severely low platelet counts, or thrombocytopenia, potentially leading to devastating consequences including miscarriage, stillbirth, death of the newborn, or severe lifelong neurological disability in those babies who survive. There is currently no approved therapy for the prevention or treatment of FNAIT.

We estimate that there are over 22,000 pregnancies at high risk of developing FNAIT each year in the United States, Canada, United Kingdom, other major European countries and Australia. Because there are no approved therapies to prevent FNAIT, expectant mothers are not currently screened for FNAIT risk. As a result, the vast majority of pregnancies at risk for FNAIT go unidentified and untreated. In those pregnancies that are identified as at-risk, typically due to the delivery of a prior FNAIT affected child, expectant mothers may be treated with weekly intravenously-administered high doses of immunoglobulin G, ("IVIG"), along with the oral steroid immunosuppressant prednisone. However, IVIG administration does not prevent the immune response, called alloimmunization, and is costly, time-intensive, difficult to tolerate and associated with significant treatment-related complications.

The lead product candidate in our FNAIT prevention program is RLYB212, a monoclonal anti-HPA-1a antibody that is presently being evaluated in a Phase 1 clinical trial. We also are evaluating RLYB211, a polyclonal anti-HPA-1a antibody, in a Phase 1/2 clinical trial, which we believe has established proof of concept for RLYB211 and provides support for our proposed mechanism of action. RLYB211 is derived from the plasma of women who have developed antibodies to HPA-1a as a result of a prior HPA-1 incompatible pregnancy. Data generated from the first cohort of healthy participants in our Phase 1/2 clinical trial for RLYB211, which was presented in July 2021 at the International Society on Thrombosis and Haemostasis ("ISTH") Congress, demonstrated the ability of an anti-HPA-1a antibody to rapidly eliminate transfused HPA-1a positive platelets from the circulation of healthy HPA-1a negative participants. In the fourth quarter of 2021, we announced additional new data from our ongoing Phase 1/2 trial of RLYB211 that demonstrated RLYB211 was able to accelerate the elimination of HPA-1a-positive platelets through 7 days following administration compared with placebo, simulating a real-world treatment approach to preventing FNAIT. Based on these results, we believe that targeting HPA-1a with an anti-HPA-1a antibody has the potential to prevent maternal alloimmunization and thereby the occurrence of FNAIT.

Based on the common mechanism of action, we believe that both product candidates will drive rapid elimination of HPA-1a positive platelets in the circulation of expectant mothers and potentially prevent them from alloimmunizing. Consequently, we are prioritizing the development of RLYB212 based on its favorable attributes, including:

▪
the potential for low volume subcutaneous prophylactic administration of RLYB212, which is the preferred route of administration based on primary market research with OB/GYNs and Maternal-Fetal Medicine specialists in the United States and Europe, compared to RLYB211’s intravenous injection administration;
▪
a pharmacokinetic profile for RLYB212 that has the potential to maintain circulating concentrations of anti-HPA-1a antibody at levels that are very close to peak exposure levels through the entire treatment period, thus maximizing the capacity of RLYB212 to neutralize fetal antigen relative to RLYB211; and
▪
the ability to produce RLYB212 using standard monoclonal antibody manufacturing methods compared to the long-term need to source plasma for RLYB211 from women who had developed antibodies to HPA-1a as a result of a prior HPA-1 incompatible pregnancy.

We have received approval for two CTAs for RLYB212 in Germany. The first was for a Phase 1 first-in-human trial which we initiated in the fourth quarter of 2021. The second is for a Phase 1b trial which we anticipate reporting proof of concept data from a Phase 1b trial in the third quarter of 2022.

In the third quarter of 2021, Rallybio initiated a FNAIT natural history alloimmunization study. This prospective, non-interventional, multinational study is designed to determine the frequency of women at higher FNAIT risk among expectant mothers of different racial and ethnic characteristics, as well as the frequency of HPA-1a alloimmunization and pregnancy outcomes among these women. We expect that data from this study will be used to support future registration of RLYB212, by providing historical controlled data to support a single-arm Phase 2/3 registration trial design. Additionally, the FNAIT natural history study will operationalize de novo the laboratory test paradigm for FNAIT risk and generate FNAIT laboratory test performance data for future regulatory discussions.

Treatment of Disorders Due to Complement Dysregulation

Our next two programs target diseases related to complement pathway dysregulation. The complement system plays a central role in innate immunity, as well as, shaping adaptive immune response. Dysregulation of the complement pathway has been implicated in the pathogenesis of a growing number of diseases, making it an attractive target for therapeutic intervention.

Antibody inhibitors of C5 have been successfully developed to treat diseases caused by complement pathway dysregulation, including PNH, aHUS, refractory gMG and relapsing NMOSD. Despite the approval of antibody-based C5 inhibitors for patients with these diseases, we believe there remains significant need in the market for safe, effective, patient-friendly and accessible therapies.

Our team has a track record of success and significant expertise in designing, developing and securing approval for complement inhibitors, including Soliris and Ultomiris, for patients with severe and rare complement-mediated diseases around the world. We believe this knowledge and expertise positions us to successfully advance our programs and deliver transformative benefits to patients in need.

Our most advanced product candidate in this therapeutic area is RLYB116, an inhibitor of complement factor C5, which is a central component of the complement pathway. RLYB116 is an Affibody molecule attached to an albumin binding domain that has the potential to drive the rapid, complete and sustained inhibition of C5 with a subcutaneous injection. We plan to pursue PNH and gMG as our lead indications for RLYB116, with additional complement-mediated indications to follow. We received approval in the fourth quarter of 2021 for a HREC submission to support the initiation of a RLYB116 Phase 1 trial in healthy participants and in the first quarter of 2022 we initiated the Phase 1 trial in Australia.

Our second C5 inhibitor, RLYB114, is a pegylated C5-targeted Affibody molecule with pharmacokinetic properties designed for the treatment of complement-mediated ophthalmic diseases. Initial preclinical data generated with RLYB114 demonstrate that it was well-tolerated in animal models with no serious adverse effects. RLYB114 is in preclinical development, and we expect to submit an IND for RLYB114 in the first half of 2023.

Artificial Intelligence Drug Discovery Collaboration

We have established a partnership with Exscientia, an Oxford, UK-based artificial intelligence and machine learning drug discovery company with a proprietary chemical design platform, to rapidly and efficiently discover novel small molecule drug candidates. Our partnership consists of two joint ventures, focused on the discovery and development of small molecule therapeutics for the treatment of patients with rare metabolic diseases.

The first of these programs is an Ectonucleotide Pyrophosphatase/ Phosphodiesterase 1 ("ENPP1") inhibitor for the treatment of Hypophosphatasia (“HPP”), HPP is a rare, genetic disease characterized by mutations in the ALPL gene. The incidence of HPP has been reported to be 1 in 100,000 to 1 in 300,000 (United States and Canada) for severe disease and 1 in 6,370 (EU) for less severe forms. These mutations lead to diminished activity of the alkaline phosphatase enzyme and the accumulation of inorganic pyrophosphate (“PPi”), which inhibits bone mineralization causing multiple skeletal pathologies. We believe that a small molecule inhibitor of ENPP1 has the potential to bring meaningful benefit to HPP patients by reducing excess levels of pyrophosphate, thereby removing an inhibitor of calcium mineralization and bone formation.

Drug design work has been completed and profiling activities are in progress on multiple lead development candidates. We anticipate initiation of IND-enabling studies in the second half of 2022.

In addition, we have a second joint venture with Exscientia, which is currently in the discovery stage, to identify a small molecule modulator for patients with an undisclosed rare metabolic disorder.

Our Strategy

Our mission at Rallybio is aligned with our expertise: to identify and accelerate the development of life-transforming therapies for patients with severe and rare disorders. To achieve this mission, our strategy includes the following key components:

▪
Establish a leading rare disease company through a team that delivers transformative medicines to patients. We believe our team’s expertise and knowledge are fundamental to our long-term success. Our research and development team is led by experienced drug development executives who were integral in the approvals of more than 30 drugs from leading companies, including Alexion, Astellas Pharma Inc., Wyeth, LLC and Pfizer Inc. We plan to continue to leverage our team’s expertise to enable focused clinical development of multiple product candidates in parallel, resulting in a diversified portfolio that we believe will provide multiple opportunities to create value by significantly improving the lives of patients.

▪
Advance RLYB212 through clinical development for the prevention of FNAIT. Our polyclonal antibody, RLYB211, is currently being evaluated in a Phase 1/2 clinical trial. Topline data from this trial was presented at the ISTH Congress in July 2021, and we announced additional data from this trial in December 2021. We believe this data establishes proof of concept for RLYB211 and an anti-HPA-1a antibody approach for FNAIT prevention. For RLYB212, we initiated a Phase 1 first-in-human trial in the fourth quarter of 2021 and a global FNAIT natural history study in the third quarter of 2021. We anticipate reporting data from a proof of concept Phase 1b trial in the third quarter of 2022.
▪
Advance RLYB116 into and through clinical development for the treatment of diseases of complement dysregulation. We received approval in the fourth quarter of 2021 for a HREC submission to support the initiation of a RLYB116 Phase 1 trial in healthy participants. We plan to pursue PNH and gMG as our lead indications for RLYB116. We also plan to evaluate the development of RLYB116 for the treatment of additional rare complement-mediated diseases.
▪
Advance RLYB114 through preclinical development for the treatment of complement-mediated ophthalmic diseases. We expect to submit an IND for this product candidate in the first half of 2023.
▪
Identify and advance pipeline product candidates for rare metabolic diseases through our joint ventures with Exscientia. We have entered into a partnership with Exscientia to identify and develop candidates that are aligned with our overall drug discovery and development strategy. Drug design work has been completed and profiling activities are in progress on multiple lead development candidates. We anticipate initiation of IND-enabling studies in the second half of 2022. We also continue to execute on a second target with Exscientia with the goal of identifying a small molecule modulator for the treatment of an undisclosed rare metabolic disorder and expect to pursue additional small molecule targets in collaboration with Exscientia in additional joint ventures.
▪
Expand our pipeline through partnering, acquiring or in-licensing additional product candidates that target validated biology. We are focused on developing drugs that directly impact known disease pathways which we believe will allow us to increase the probability of clinical, regulatory and commercial success. We continue to accelerate our business development activities and actively pursue the acquisition or in-licensing of additional product candidates as well as partnerships and collaborations. Our team has strong relationships with key academic and industry leaders in the rare disease field built from our past success in developing and commercializing therapies for rare diseases. We plan to continue to leverage these relationships to further our business development opportunities and thereby expand our pipeline.
▪
Maximize the value of pipeline product candidates through commercial independence in key markets and select partnerships. We plan to build a fully integrated and focused commercial organization to launch our rare therapeutics, if approved, in key markets. We believe our commercial organization can be efficiently targeted at groups of specialists who typically treat patients with the diseases to be addressed by our product candidates. For certain other markets, we plan to explore strategic partnerships to efficiently deliver our therapeutics to patients, with the goal of transforming patient care in our focus areas around the globe.

Our Company

We were founded in January 2018 by Drs. Mackay and Uden and Mr. Fryer to identify and accelerate the development of life-transforming therapies for patients with severe and rare disorders. At Alexion, Dr. Mackay was Global Head of Research & Development, Dr. Uden served as Head of Research, and Mr. Fryer was Chief Tax Officer. Many of our employees have worked together extensively during their careers across different companies. During these years of collaboration, several members of our team were integral in the successful development and/or approval of transformative therapies for thousands of patients with rare diseases. As a focused, cohesive and experienced Rallybio team, we hope to transform the lives of many thousands more.

In August 2021, we completed our initial public offering (“IPO”), pursuant to which we issued and sold 7,130,000 shares of our common stock, inclusive of 930,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $13.00 per share. The gross proceeds from the IPO, including the exercise of the underwriter's option to purchase additional shares were $92.7 million and the net proceeds were approximately $83.0 million, after deducting underwriting discounts and commissions and other offering costs.

Prior to our IPO, we raised over $180 million from investors including 5AM Ventures, Canaan Partners, Connecticut Innovations, Fairview Capital, F-Prime Capital, Mitsui & Co. Global Investment, New Leaf Venture Partners, Pivotal bioVenture Partners, Solasta Ventures, Tekla Capital Management, TPG, and Viking Global

Investors. In addition, employees of Rallybio invested over $2.3 million in our Series A-1, Series A-2, and Series B financing transactions.

Our Product Candidates

RLYB211 and RLYB212 for the prevention of FNAIT

We are developing two anti-HPA-1a antibody product candidates, RLYB211 and RLYB212, for the prevention of FNAIT, a maternal fetal blood disorder that can cause potentially devastating outcomes including miscarriage, neonatal death and severe life-long neurological disability of the newborn. RLYB211 is a polyclonal anti-HPA-1a antibody isolated from the plasma of women who developed HPA-1a antibodies due to a prior HPA-1 incompatible pregnancy. We believe early data generated from our ongoing Phase 1/2 clinical trial for RLYB211 in healthy male participants supports the potential of our approach to prevent material alloimmunization and therefore the occurrence of FNAIT. RLYB212 is a monoclonal antibody directed at the same HPA-1a target as RLYB211. We have received approval for two CTAs for RLYB212 in Germany. The first was for a Phase 1 first-in-human trial which was initiated in the fourth quarter of 2021. The second is for a Phase 1b proof of concept trial for which we anticipate data in the third quarter of 2022.

In the third quarter of 2021, Rallybio initiated a FNAIT natural history alloimmunization study. This prospective, non-interventional, multinational study is designed to determine the frequency of women at higher FNAIT risk among expectant mothers of different racial and ethnic characteristics, as well as the frequency of HPA-1a alloimmunization and pregnancy outcomes among these women. We expect that data from this study will be used to support future registration of RLYB212, by providing historical controlled data to support a single-arm Phase 2/3 registration trial design. Additionally, the FNAIT natural history study will operationalize de novo the laboratory test paradigm for FNAIT risk and generate FNAIT laboratory test performance data for future regulatory discussions.

Maternal fetal blood disorders

FNAIT is one of several devastating disorders that is caused by an immune incompatibility of a mother and fetus during pregnancy. One of the best-characterized prenatal immune incompatibility disorders is Rh disease. This condition arises when the mother is RhD negative and her fetus is RhD positive. RhD incompatibility may lead to destruction of red blood cells in the fetus and can result in severe outcomes including miscarriage or loss of a newborn. Rh disease is treated by giving at-risk expectant mothers low doses of antibodies to RhD. These antibodies remove fetal red blood cells that have crossed into the mother’s circulation, thereby preventing her from developing an immune response that could destroy the red blood cells in the fetus. Since the approval of the first Rho (D) Immune Globulin in 1968, known as RhoGAM, expectant mothers in many countries, including in North America and Europe, are routinely screened for their RhD status, and Rh disease is largely prevented in at-risk expectant mothers. We are pursuing a similar approach to preventing FNAIT with our product candidates.

FNAIT disease background

Like Rh disease, FNAIT is a disorder that occurs during pregnancy when an expectant mother’s immune system attacks a specific antigen on the platelets of her fetus, leading to their destruction. This results in an increased risk of bleeding in the fetus and newborn. In the majority of cases, the effects of FNAIT are mild; however, up to 20% of FNAIT cases experience intracranial hemorrhage ("ICH"), which can lead to devastating outcomes such as miscarriage, stillbirth, loss of the newborn and severe lifelong neurological disabilities in those babies that survive.

FNAIT is caused by a mismatch in the type of human platelet antigen 1 ("HPA-1") that is expressed by the expectant mother and the fetus. There are two predominant forms of HPA-1, known as HPA-1a and HPA-1b, which are expressed on the surface of platelets. These two alleles differ by a single amino acid. Individuals who are homozygous for HPA-1b, meaning that they have two copies of the HPA-1b allele and no copies of the HPA-1a allele, are also known as HPA-1a negative. Upon exposure to HPA-1a, these individuals can develop antibodies to that antigen in a process known as alloimmunization. In expectant mothers, alloimmunization can occur upon mixing of fetal blood with maternal blood. When alloimmunization occurs in an expectant mother, the anti-HPA-1a antibodies that develop in the mother can cross the placenta and destroy platelets in the fetus.

Pathophysiology of FNAIT

There are no approved therapies to treat or prevent FNAIT and, therefore, expectant mothers are not currently screened for FNAIT risk. Today, expectant mothers at risk of FNAIT are typically only identified following the delivery of an FNAIT affected child. These mothers may be treated during subsequent pregnancies with weekly administration of IVIG, along with the oral steroid immunosuppressant prednisone. While IVIG administration can potentially mitigate the detrimental effects of anti-HPA-1a antibodies, it does not prevent alloimmunization, is costly, time-intensive, difficult to tolerate and associated with significant treatment-related complications.

Babies with FNAIT are typically diagnosed at the time of delivery by the presence of low platelet counts identified during routine analysis, the presence of petechiae on the skin or due to the manifestations of severe complications such as ICH or gastrointestinal bleeding. Upon diagnosis, babies with FNAIT may receive platelet transfusions and may be admitted to the neonatal intensive care unit. In severe cases, babies may suffer life-long neurological disability or may not survive.

We project that there may be over 22,000 pregnancies annually that are at high risk of FNAIT in the United States, Canada, United Kingdom, other major European countries and Australia. These pregnancies represent expectant mothers who are HPA-1a negative, who are at high risk of alloimmunization and who are carrying an HPA-1a positive fetus.

While the frequency of HPA-1a negative status in non-Caucasian populations is not established, studies show that approximately 2% of the Caucasian population is HPA-1a negative. Based on this frequency and live birth rates of Caucasian women from 2018, we estimate that there are approximately 110,000 HPA-1a negative expectant mothers in the aforementioned countries each year. From this population of expectant mothers, a subset is at higher risk of FNAIT due to the presence of a specific HLA allele, known as DRB3*01:01. Genetic studies have found that expectant mothers who have this specific HLA allele are approximately 25 times more likely to develop antibodies to HPA-1a than those without this allele. This higher-risk group represents approximately 27% of HPA-1a negative expectant mothers, or approximately 30,000 individuals.

From this population, an estimated 89% of women would not already have antibodies to HPA-1a and, of these, an estimated 86% would be expected to be carrying an HPA-1a positive fetus. As illustrated below, based on these estimates, we project there may be over 22,000 pregnancies annually that are at high risk of FNAIT.

Pregnancies At Risk of FNAIT

Given the well-established prevalence of HPA-1a negativity in the Caucasian population, our current estimates of the FNAIT at-risk population are derived from the estimated proportion of Caucasian births from approximately eight million live births per year in the above-mentioned countries. We are committed, however, to ensuring that all expectant mothers of any race or ethnicity who are at high risk of FNAIT are identified and eligible for treatment. To this end, we initiated a FNAIT natural history study in the third quarter of 2021, in part to obtain better prevalence estimates of the FNAIT at-risk population in racial and ethnic groups that may have been underrepresented in previously published studies. We believe that data from this study will better inform the size of the total FNAIT at-risk population.

We believe that screening for FNAIT risk can be performed routinely and cost effectively as part of standard prenatal testing provided to expectant mothers during pregnancy. Testing for maternal HPA-1 type and presence of the HLA-DRB3*01:01 allele could occur during the first trimester, at the same time as other routine blood work and risk screening, and we don’t expect that an additional blood draw would be required. Importantly, U.S. and EU physicians have advised that our approach and timing for FNAIT screening would fit well within the established first trimester prenatal testing paradigm and could slot in at the same time as routine blood typing and Rh testing. Based on our global market research with maternal-fetal medicine specialists, obstetricians-gynecologists and payers, we believe there is not only high awareness of the catastrophic impact of FNAIT, but also a strong desire to both screen and provide preventive therapy to at-risk expectant mothers, if there were an approved product to prevent FNAIT and affordable screening tests.

We believe screening and preventive treatment can have a significant impact on this potentially devastating disease. For example, screening and treatment in Rh disease have been highly effective in reducing the number of affected births. In developed countries with access to prenatal testing and treatment, the prevalence of Rh disease is 2.5 per 100,000 compared to 276 per 100,000 worldwide. We believe that applying a similar approach to the prevention of FNAIT could lead to a significant reduction in the number of babies at risk for FNAIT.

We are working with a third party to include screening tests for maternal HPA-1 type, maternal HLA-DRB3*D1:01 status, maternal HPA-1a antibodies and fetal HPA-1 genotype in our FNAIT natural history trial.

Our solution: RLYB211 and RLYB212

We are developing RLYB211, a polyclonal anti-HPA-1a antibody isolated from the plasma of women who developed HPA-1a antibodies due to a prior HPA-1 incompatible pregnancy, and RLYB212, a monoclonal anti-HPA-1a antibody developed from transformed memory B-cells isolated from a mother with severe FNAIT affected pregnancies. Our dual approach is rooted in our goal to provide a preventive therapy for FNAIT to mothers at risk as soon as practicable. We believe the early data generated from our ongoing RLYB211 Phase 1/2 clinical trial support the mechanism of action of RLYB211, and by extension that of RLYB212, to remove fetal HPA-1a platelets from HPA-1a negative expectant mothers and potentially prevent maternal alloimmunization, thereby eliminating the risk of FNAIT. We acquired all rights to both product candidates from Prophylix AS ("Prophylix"), in 2019.

In November 2020, we announced that we dosed the first participant in our Phase 1/2 trial of RLYB211. Topline data from this trial was presented at the ISTH Congress in July 2021. In the fourth quarter of 2021, we announced additional data that demonstrated RLYB211 was able to accelerate the elimination of HPA-1a-positive platelets through 7 days following administration compared with placebo, simulating a real-world treatment approach to preventing FNAIT. Based on these results, we believe that targeting HPA-1a with an anti-HPA-1a antibody has the potential to prevent maternal alloimmunization and therefore the occurrence of FNAIT. For RLYB212, our lead product candidate we initiated a Phase 1 first-in-human trial in Germany in the fourth quarter of 2021, and anticipate reporting data from a Phase 1b proof of concept trial in the third quarter of 2022.

We are prioritizing the development of RLYB212 based on the following:

▪
Dose administration. RLYB212 is dosed subcutaneously while RLYB211 is administered via intravenous bolus injection. Subcutaneous administration simplifies the treatment regimen for at-risk expectant mothers and is highly preferred by physicians in both the United States and EU, based on primary market research.
▪
Pharmacokinetic profile. Our pharmacokinetic modeling suggests that subcutaneous administration of RLYB212 could maximize the capacity of RLYB212 to neutralize fetal antigen over the course of treatment compared to intravenously administered RLYB211, by maintaining higher trough levels and limiting fluctuations from peak to trough.
▪
Standard manufacturing and stable supply. Commercial quantities of RLYB212 are expected to be produced by standard monoclonal antibody production methods. RLYB211, however, is purified from plasma collected from women who developed HPA-1a antibodies due to a prior HPA-1 incompatible pregnancy. If RLYB211 is clinically successful in preventing FNAIT, the number of women with HPA-1a antibodies would decrease significantly, negatively impacting our ability to source a long-term supply of commercial product.

Clinical development of RLYB211: providing support for the RLYB212 approach

We are conducting a Phase 1/2 single-blind, placebo-controlled, dose escalation proof of concept trial designed to establish the dose of RLYB211 needed to rapidly clear HPA-1a positive platelets transfused to HPA-1a negative healthy male participants. In this trial, the elimination of transfused platelets is intended to serve as a surrogate for assessing the ability of RLYB211 to drive rapid elimination of HPA-1a positive fetal platelets from an expectant mother’s circulation, thereby potentially preventing HPA-1a maternal alloimmunization and the occurrence of FNAIT in fetuses and newborns.

The trial is designed to enroll a total of 24 participants across three cohorts, each investigating a different dose of RLYB211. In cohort 1, platelet transfusion precedes single dose administration of either placebo or RLYB211 at 1,000 IU. In cohort 1B, subjects receive a single dose of either 1000 IU RLYB211 or placebo 7 days prior to administration of HPA-1a positive platelets on Day 1; platelet elimination was assessed at Days 1, 3, and 7. In cohort 2, platelet transfusion precedes single dose administration of either placebo or RLYB211 at 4,000 IU. Data from cohorts 1, 1B and 2 will be used to evaluate the trial’s primary endpoint of time to platelet clearance, based on t1/2 of 10x109 transfused HPA-1a positive platelets. Data from cohort 3, investigating a 10,000 IU dose, will be used to establish the RLYB211 pharmacokinetic profile. Safety will be assessed across all cohorts. The trial is being conducted at the Clinical Research department of Fraunhofer Institute for Molecular Biology and Applied Ecology IME, Branch for Translational Medicine and Pharmacology (TMP) in Frankfurt/Main, Germany in collaboration with the German Red Cross (Deutsches Rotes Kreuz) Blood Service Baden-Württemberg-Hessen in Frankfurt/Main, Germany.

Design of Cohorts 1 & 2 of the Phase 1/2 Trial of RLYB211 in HPA-1a Negative Healthy Participants

In cohort 1 of this trial, a dose of 10x109 HPA-1a positive (i.e., HPA-1ab) platelets was transfused into healthy participants simulating a fetal bleed into the maternal circulation one hour before a 1,000 IU dose of RLYB211. As illustrated below, administration of RLYB211 markedly accelerated the clearance of the transfused HPA-1a positive platelets compared with placebo, resulting in a half-life of mismatched platelets of 0.32 hours as compared to 65.29 hours with placebo (p value <0.001). RLYB211 showed acceptable tolerability with no serious adverse events observed.

RLYB211 Led to Rapid Clearance of Transfused HPA-1a Positive (i.e., HPA-1ab) Platelets from Healthy Participants

Data from the first cohort provides proof of concept of the ability of anti-HPA-1a antibodies to rapidly clear HPA-1a positive transfused platelets in HPA-1a negative individuals. These data support the potential for the administration of an anti-HPA-1a antibody to drive the rapid elimination of HPA-1a positive fetal platelets from an expectant mother’s circulation, thereby preventing HPA-1a maternal alloimmunization and the occurrence of FNAIT in fetuses and newborns.

Given these positive results, we amended the protocol to evaluate four healthy HPA-1a negative male participants who received RLYB211 or placebo seven days prior to an HPA-1a positive platelet challenge (cohort 1B). This amendment was designed to more closely mimic the situation in expectant mothers who would be eligible to receive an anti-HPA-1a antibody as a preventive treatment in anticipation of potential exposure to HPA-1a platelets from their fetuses. In the fourth quarter of 2021, we announced data from this cohort that demonstrated RLYB211 was able to accelerate the elimination of HPA-1a-positive platelets through 7 days following administration compared with placebo.

RLYB212 preclinical data

A mouse model of FNAIT has been created in which the amino acids comprising the HPA-1a antigen are reconstituted in the mouse gene. These transgenic mice (referred to as APLDQ mice based on the amino acid changes) recapitulate multiple aspects of FNAIT. Administration of anti-HPA-1a antibodies to APLDQ mice leads to destruction of APLDQ platelets and severe thrombocytopenia. Injection of platelets from APLDQ mice into wild-type mice can induce an HPA-1a specific immune response. Finally, wild-type female mice pre-immunized with APLDQ platelets, when bred with APLDQ male mice, give birth to severely thrombocytopenic pups, many of which exhibit an accompanying bleeding phenotype. Treatment of these pregnant female mice with IVIG resulted in lowering the level of anti-APLDQ antibodies in the fetus and a reduction in thrombocytopenia.

In a prophylactic treatment model, a single large bolus intravenous injection of 1 x 108 APLDQ platelets (equivalent to about one-sixth of the total blood volume in the host) was administered to wild-type mice. At a dose of 0.4 µg (yielding a peak concentration of approximately 0.2 µg/ml), RLYB212 was able to drive rapid and complete elimination of APLDQ platelets, as shown in the first graph below, and prevent a host antibody response, as shown in the second graph below. As shown in third graph below, this dose correlates to a concentration of RLYB212 projected to bind approximately 10% of the HPA-1a antigen present on the transfused APLDQ platelets. Thus, the approximately 10% receptor binding is sufficient to clear platelets and prevent alloimmunization in the mouse model.

RLYB212 Induced Rapid Elimination of APLDQ Platelets

RLYB212 Prevented the Development of Antibodies to APLDQ Platelets

Ten Percent of APLDQ Platelets Bound by 0.4 µg Dose of RLYB212 at Cmax

Clinical development of RLYB212

We initiated a Phase 1 single and multiple dose trial for RLYB212 in HPA-1a negative healthy participants in the fourth quarter of 2021. The trial will evaluate the safety, tolerability and pharmacokinetics of RLYB212 following subcutaneous single dose administration and subcutaneous weekly doses for an estimated period of up to 12 weeks. The general design of the planned trial is illustrated below.

Design of the Initial Phase 1 Trial of RLYB212 in HPA-1a Negative Healthy Participants

A Phase 1b proof of concept trial will assess the ability of RLYB212 to rapidly eliminate transfused HPA-1a positive platelets from the circulation of HPA-1a negative healthy male participants in a design similar to that of the RLYB211 Phase 1/2 trial. We expect to report proof of concept data from the Phase 1b trial in the third quarter of 2022.

Design of the Phase 1b Trial of RLYB212 in Healthy Male Participants

Subject to successful completion of our planned Phase 1 and 1b trials and future discussions with regulatory authorities, we plan to conduct a registrational enabling Phase 2/3 trial of RLYB212 in expectant mothers at higher FNAIT risk.

Prospective FNAIT Natural History Alloimmunization Study

We initiated a prospective, non-interventional, multinational natural history study in the third quarter of 2021. The primary objective of the study will be to determine the frequency of women who are HPA-1a antibody negative and have the HLA allele DRB3*01:01, and are therefore at higher FNAIT risk among pregnant women of different racial and ethnic characteristics who present for prenatal care at gestation weeks 10 to 14. A secondary objective will be to identify the frequency of HPA-1a alloimmunization and pregnancy outcomes among women identified to be at higher FNAIT risk.

RLYB116 for the treatment of disorders due to complement dysregulation

RLYB116 is an inhibitor of complement factor C5, a central component of the complement pathway, which plays a central role in innate immunity as well as shaping adaptive immune response. Dysregulation of the complement pathway has been implicated in the pathogenesis of a growing number of diseases, making it an attractive target for therapeutic intervention. Antibody inhibitors of C5 have been successfully developed to treat diseases caused by immune dysfunction, including PNH, aHUS, refractory gMG and relapsing NMOSD. Despite approved products for these indications, we believe there remains an unmet need in patients with these diseases for therapies that are more patient-friendly and accessible. RLYB116 is an Affibody molecule, which is an antibody mimetic protein that has a much smaller molecular weight than a traditional antibody and may also be easier and less costly to produce. In contrast to C5-targeted antibody therapeutics that are administered intravenously, RLYB116 has the potential to be administered as a small volume subcutaneous injection. Additionally, RLYB116 includes an albumin binding domain, which may extend the half-life of the Affibody domain. In addition, amino acid changes have been made to RLYB116 that are intended to enhance stability. We view RLYB116 as a potential pipeline-in-a-product. Our lead indications for RLYB116 are PNH and gMG. However, we plan to evaluate the development of RLYB116 for the treatment of additional rare complement-mediated diseases. We believe RLYB116 could potentially enable more patients suffering from PNH and gMG to be treated globally and could also provide a meaningful therapeutic impact for patients suffering from a broad number of other diseases of complement dysregulation.

Based on our team’s experience studying and developing therapies targeting the complement system, we believe there are four important attributes that could support clinical and commercial success in the treatment of patients suffering from complement-mediated diseases. These include a mechanism of action targeting terminal complement, the ability to produce rapid, complete and sustained inhibition of C5, a safety profile consistent with C5 antibodies currently approved for therapeutic use and pricing flexibility to treat a broad range of complement-mediated diseases. We believe RLYB116 has the potential to demonstrate these attributes, and if so, could have a life-transforming impact for patients.

The complement system

The complement system includes over 30 proteins in plasma and on cell surfaces that support the body’s adaptive or antibody-based immune system in the destruction of pathogenic bacteria. Complement proteins circulate in the blood in an inactive form prior to activation in response to infection. Activation occurs through a pathway of proteolytic cleavage events initiated by pathogen recognition and resulting in pathogen destruction. Three complement pathways are known and are referred to as the classical, lectin and alternative pathways. In the classical pathway, antibodies bind to antigens, which in turn trigger a protease cascade that activates complement protein C3 and then complement protein C5. Activation of C5 convertase generates C5b which can initiate formation of membrane pores and subsequent lysis of cells. The binding of C5b to host cells is normally prevented by the presence of specific glycoproteins on the cell surface.

PNH disease background

PNH is a rare, potentially life-threatening hematologic disease characterized by complement-mediated destruction of red blood cells, or hemolysis. Early signs of PNH include hemoglobinuria, or dark colored urine, resulting from excretion of hemoglobin from lysed red blood cells, which is more prominent in the morning and decreases during the day. More serious symptoms of PNH include anemia, excessive weakness, fatigue, severe abdominal pain, severe headaches and recurrent infections. PNH leads to over a 60-fold increase in the risk of venous thromboembolism compared to the general population and these thrombotic events lead to between 40% and 67% of deaths in PNH patients. Approximately two thirds of patients with PNH develop chronic kidney disease ("CKD"), and kidney failure is the cause of death in 8% to 18% of patients with PNH. In the absence of disease-modifying treatment, PNH results in the death of approximately 35% of affected individuals within five years of diagnosis. The prevalence of PNH has been estimated to be approximately 16 people per million.

In patients with PNH, blood precursor cells acquire a mutation in a gene encoding a protein that anchors a specific set of proteins on the cell surface. When these proteins, known as glycoproteins, are in place on the blood precursor cells, then the cells are protected from immune attack. However, in patients with PNH, these mutations cause the absence of these glycoproteins and renders red blood cells susceptible to destruction by the complement pathway. Once the cells are destroyed, by a mechanism known as lysis, the hemoglobin from these cells is then removed from circulation by the kidneys and excreted in the urine. Excess hemoglobin and additional proteins from lysed red blood cells cause the kidney damage seen in most patients with PNH. The observed increase in the rate of thrombosis in PNH patients is believed to be related to altered platelet function as well as to other activities associated with the C5a protein, such as vasoconstriction and increases in inflammation.

Current treatments for PNH and their limitations

The only curative treatment currently available for PNH is a stem cell transplant from a related donor. However, this procedure is associated with significant risk and is typically used only in those patients with severe disease, such as life-threatening thrombosis or dangerously low blood counts. Various supportive therapies include anticoagulants, red blood cell transfusions and supplements of iron and folate. These therapies provide some relief from symptoms but do not address the underlying cause of the disease.

There are two approved disease-modifying drugs for PNH: eculizumab, marketed by AstraZeneca as Soliris; and ravulizumab, marketed by AstraZeneca as Ultomiris. Both of these products are antibodies that bind to complement C5 and prevent its cleavage by C5 convertase to C5a and C5b, thus blocking a central step in the complement pathway. Both products are roughly equivalent in their ability to block C5 cleavage, prevent hemolysis, minimize the need for transfusions and to stabilize hemoglobin.

Eculizumab and ravulizumab are each administered intravenously by healthcare professionals: eculizumab at biweekly intervals and ravulizumab at eight-week intervals. Despite the requirement for intravenous administration and limitations on access, wide adoption of these drugs has led to worldwide sales of eculizumab and ravulizumab which in 2020 exceeded $5 billion. We believe that a product that works through a similar mechanism but with a more convenient route of administration and improved patient access has the opportunity to further transform PNH therapy for patients.

Potential benefits of our approach

We are pursuing PNH as part of our initial development strategy for three reasons. First, PNH has a well-understood disease pathophysiology driven by complement, providing a sound biological rationale for a C5-targeted intervention. Second, PNH offers the opportunity for early clinical validation using objective endpoints, including impact on lactate dehydrogenase, a component of red blood cells that is increased in circulation as a result of hemolysis. And third – and most importantly – we believe that with a patient-friendly and accessible therapy, RLYB116 could potentially provide transformative therapeutic impact for unserved and underserved patients with PNH globally.

Generalized myasthenia gravis disease background

Generalized myasthenia gravis is a potentially life-threatening, rare autoimmune neuromuscular disorder. Patients with gMG develop antibodies that attack critical signaling proteins at the junction between nerve and muscle cells, thereby inhibiting the ability of nerves to communicate properly with muscles. This inhibition leads to muscle weakness, which can occur in ocular muscles leading to droopy eyelids as well as blurred or double vision due to partial paralysis of eye movements and in the muscles in the face, neck, throat and jaw, causing problems in chewing and swallowing. gMG can also cause respiratory problems, speech difficulties and weakness in skeletal muscles leading to problems in limb function. The symptoms of the disease can be transient and can remit spontaneously in the early stages of the disease. However, as the disease progresses, symptom-free periods become less frequent and disease exacerbations can last for months. Up to 20% of gMG patients experience respiratory crisis at least once in their lives. During crisis, a decline in respiratory function can become life-threatening and often requires intubation and mechanical ventilation, and hospital stays for patients in crisis last a median of seventeen days. According to a comprehensive epidemiological study of gMG in western Denmark form 1975-89, from the time of diagnosis, the overall survival rates at 3, 5, 10 and 20 years are estimated to be 85%, 81%, 69% and 63%, respectively. In addition, patients with gMG suffer from poor quality of life due to the impact of their disease on physical function as well as the burden of treatment-related adverse events.

The most common proteins that have been targeted by these autoimmune antibodies are AchR, which are within the neuromuscular junction and bind to the acetylcholine neurotransmitter released by the nerve; and muscle-specific kinase ("MuSK") a tyrosine kinase involved in propagating neuronal signals. The presence of these autoimmune antibodies blocks the signaling from neurons to muscles which results in outward signs of muscle weakness.

The pathology in gMG arises not only from interrupting signal transduction, but from physical destruction of the post-synaptic membrane through activation of the complement pathway. Over 80% of patients with gMG have antibodies to AchR and these antibodies can lead to complement-driven lysis of the post-synaptic membrane. Eculizumab is approved for the treatment of AchR antibody-positive gMG based on its ability to lead to significant improvements in the Myasthenia Gravis-Specific Activities of Daily Living scale and the Quantitative Myasthenia Gravis score which measures muscle weakness.

The prevalence of myasthenia gravis has been estimated to be at least 100 people per million. As with many autoimmune diseases, there are no known genetic alterations that specifically cause gMG. In most patients, the disorder arises spontaneously. Approximately 3% of patients have a primary relative with gMG, suggesting that there are genetic factors that may predispose development of the disease, but these genes have yet to be identified.

Current treatments for gMG and their limitations

In the first-line setting, patients presenting with symptomatic gMG are commonly treated with acetylcholinesterase inhibitors such as pyridostigmine in order to improve neuromuscular transmission. As the disease progresses, patients may receive immunosuppressive therapies such as azathioprine, glucocorticoids, mycophenolate and cyclosporine. These therapies are used off-label for patients with gMG and unfortunately, each of these can be associated with substantive treatment burden and in some cases, can lead to disease worsening. Soliris (eculizumab) has been approved in the United States, EU, Japan and other markets for the treatment of patients with refractory gMG who are anti-AChR positive. Substantive symptom improvements have been noted with eculizimab treatment at the first assessment at one week after first dose administration. Rituximab may also be used off-label and is believed to have more benefit in patients with gMG with anti-MuSK antibodies compared to those with anti-AChR antibodies.

For patients with severe myasthenia or recurrent exacerbation and crisis, there are a number of methods utilized to reduce circulating IgG antibodies, as published studies have shown that decreases in circulating IgG antibody levels are correlated with increased relief of symptoms and decreases in the length of hospital stays. These procedures include: plasma exchange, a process whereby blood is taken from a patient and IgG antibodies are physically removed from the plasma before it is returned to the patient; and administration of IVIG, which provides therapeutic benefit through multiple hypothesized mechanisms, including the saturation of the FcRn receptor, which may lead to increased degradation of the endogenous autoimmune antibodies. Both procedures are burdensome for patients and repeat administration is usually required to obtain significant reduction in symptoms. In addition, the large volumes of intravenous fluid associated with the administration of IVIG can lead to pulmonary edema and kidney complications in elderly patients.

Potential benefits of our approach

We are pursuing gMG as part of our initial development strategy for two reasons. First, complement overactivity is known to contribute to the disease pathophysiology of gMG, again providing a sound biological rationale for a C5-targeted intervention. Second – and most importantly – we believe there is significant unmet need that we can address. We believe the convenience of subcutaneous self-administration may enable treatment of a broad population of gMG patients at both earlier and late stages of disease.

Our solution: RLYB116

RLYB116 is an engineered protein that includes an Affibody molecule and an albumin binding domain. We acquired rights to RLYB116 from Swedish Orphan Biovitrum AB ("Sobi"). RLYB116 has been designed to be optimized for C5 binding, stability, and long half-life in serum. Potential benefits of RLYB116 include:

▪
Subcutaneous administration. The low molecular weight allows for a higher concentration of active molecules than antibodies in an equivalent volume. This increases the probability of being able to deliver RLYB116 in a volume suitable for subcutaneous administration.
▪
Efficiency of manufacturing. RLYB116 is expressed in E coli, providing for a more streamlined manufacturing process compared to antibodies or other biologics expressed in mammalian cell culture, which typically require larger scale and longer manufacturing times.
▪
Less frequent dosing. Linkage of the Affibody domain to an albumin binding domain may lengthen the dosing interval of RLYB116 by extending the biological half-life.
▪
Broader indication opportunity. Linkage to an albumin binding domain also may improve distribution to tissues throughout the body creating the potential for additional tissue targets and indications.
▪
Potentially lower risk of treatment conversion. Due to 1:1 binding to C5, there is an expected lack of risk for drug-target-drug complex formation when switching from treatment with an antibody.

▪
Favorable stability. The Affibody platform provides the possibility of delivering highly stable and soluble therapeutic agents that allow for high-concentration low-volume products.

Affibody Scaffold and RLYB116 Structure

Pharmacodynamic properties of RLYB116

An ex vivo hemolytic inhibition assay suggests that RLYB116 may inhibit C5-mediated red blood cell destruction at a dose that could be clinically useful.

Clinical development plans for RLYB116

We received approval in the fourth quarter of 2021 for a HREC submission to support the initiation of a RLYB116 Phase 1 trial in healthy participants and in the first quarter of 2022 we initiated the Phase 1 trial in Australia. This trial will evaluate the safety, tolerability and pharmacokinetics of RLYB116 following subcutaneous administration of a single dose and multiple doses. We also plan to incorporate a measure of pharmacodynamic activity into the single and multiple ascending dose segments of the trial. The trial is planned to enroll up to 48 participants in the single ascending dose segment and evaluate up to 6 dose levels. The multiple ascending dose segment of the trial is planned to enroll up to 84 participants and up to 7 dosing strategies. A Phase 1b trial is planned in patients with PNH to assess the effect of RLYB116 on measures of pharmacodynamic activity as well as safety and pharmacokinetics. We anticipate conducting subsequent trials in patients with PNH and gMG, which are both indications in which C5 inhibition has been clinically validated. Beyond these initial indications, we plan to evaluate the development of RLYB116 for the treatment of additional rare complement-mediated diseases, given the growing numbers of diseases understood to be mediated by complement dysregulation.

RLYB114 for the treatment of ophthalmic disorders

RLYB114 is a C5-targeted Affibody molecule conjugated to polyethylene glycol ("PEG"). The addition of PEG to protein therapeutics is a well-established method of extending the half-life and reducing the immunogenicity of molecules in the body. Given the role of the complement system in retinal and ocular pathology, we are exploring a range of ophthalmic diseases, including inflammatory and degenerative disorders, for the development of RLYB114. We expect to submit an IND for RLYB114 in the first half of 2023.

Potential role of complement in ocular diseases

Dysregulation of the complement system may drive ocular inflammation and contribute to vision loss in multiple diseases such as age-related macular degeneration ("AMD"). A number of genetic studies have shown links between alterations in genes encoding various complement factors and the risk of development of AMD. Several clinical trials of inhibitors of the complement pathway including C5 inhibitors have been conducted, with reports of modest efficacy. Reasons for this limited efficacy are unknown but could include the disease stage treated, level of intervention in the complement pathway, drug delivery mechanism and the ability of the therapeutic to cross Bruch’s membrane and the retinal pigment epithelium.

Preclinical studies

Based on a non-clinical intravitreal pharmacokinetic study, RLYB114 may have a half-life comparable to Lucentis and Eylea. RLYB114 was also well tolerated in this study with no major signs of ocular toxicities.

Our solution: RLYB114

RLYB114 is in preclinical development. Our plan is to select the most appropriate pegylated affibody as a candidate based on appropriate pharmacodynamic and pharmacokinetic properties and prepare for good laboratory practices ("GLP") toxicology studies and GMP manufacturing to support a regulatory submission in advance of the conduct of a first-in-human clinical trial.

Artificial Intelligence drug discovery collaboration with Exscientia

We established a partnership with Exscientia, an artificial intelligence ("AI") and machine learning drug discovery company. Exscientia has built dedicated AI systems that learn from a wide range of data and apply enhanced knowledge through iterations of design. Our partnership currently consists of two joint ventures that each focus on the discovery and development of small molecules for the treatment of patients with rare metabolic diseases. The first of these joint ventures is targeting ENPP1, an enzyme involved in regulating extracellular levels of pyrophosphate, a natural inhibitor of calcium mineralization in bone formation, for the treatment of patients with HPP. Our second joint venture with Exscientia is focused on identifying a small molecule modulator for the treatment of patients with an undisclosed rare metabolic disorder.

Exscientia is a leader in the application of artificial intelligence to drug discovery. Their proprietary platform is built upon validated artificial intelligence technology that has delivered multiple candidates to the clinic, including the first ever AI-designed therapeutic candidate. Their approach is designed to streamline the drug discovery process by significantly reducing the number of compounds synthesized, thereby reducing the time and cost of drug discovery. For Rallybio, this creates an attractive opportunity to continue building an early pipeline through a multi-target, shared-risk, joint venture with Exscientia, combining their rapid and streamlined target execution process with our rare disease development expertise and track record of delivering therapies to patients.

RE Ventures I: ENPP1 inhibitor program for the treatment of patients with hypophosphatasia

We are developing an ENPP1 inhibitor for the treatment of patients with HPP, a rare, potentially life-threatening genetic disease characterized by mutations in the ALPL gene. These mutations lead to diminished activity of the TNSALP enzyme and the accumulation of PPi, which inhibits bone mineralization causing multiple skeletal pathologies. ENPP1 is a Type II transmembrane glycoprotein that cleaves ATP, producing PPi, and is a major source of PPi production in cells. We believe that controlling inhibition of ENPP1 may reduce PPi levels and restore balance within the bone mineralization process.

HPP disease overview

HPP is an inherited disorder that affects the development of bones and teeth. More than 300 mutations in the ALPL gene associated with HPP have been identified. These mutations are associated with a wide range of disease severity. The most severe forms of the disorder tend to occur before birth and in early infancy. These infants have short limbs, an abnormally shaped chest, soft skull bones, poor feeding, failure to gain weight, respiratory complications and high levels of calcium in the blood, or hypercalcemia, which can lead to life-threatening complications. In other cases, the disease is not recognized until later in childhood where it manifests as rickets, pain, decreased mobility, deficits of growth and fractures. Children with less severe HPP can experience early loss of primary teeth and may have short stature with bowed legs or knock knees, enlarged wrist and ankle joints and an abnormal skull shape. Findings in adults include a softening of the bones, known as osteomalacia, and recurrent fractures in the foot and thigh bones that can lead to chronic pain. The incidence of HPP has been reported to be 1 in 100,000 (United States and Canada) to 1 in 300,000 (EU) for severe disease and 1 in 6,370 (EU) for less severe forms.

The various manifestations of HPP are caused by the combination of a lack of phosphate and an excess of PPi due to a deficiency of TNSALP, the enzyme that converts PPi to phosphate. This deficiency negatively impacts bone formation by reducing the hydrolysis of PPi to phosphate required for normal bone formation, resulting in a build-up of PPi, a potent inhibitor of mineralization.

Strensiq, an enzyme replacement therapy marketed by AstraZeneca, is the only approved therapy to treat patients with perinatal-, infantile- and juvenile-onset HPP. The therapy has been shown to lead to significant improvements in morbidity and mortality in patients with perinatal- and infantile-onset HPP, and improvements in morbidity for patients with juvenile-onset HPP. However, Strensiq has limitations, including its dosing regimen and patient access. Strensiq is administered by subcutaneous injection either three or six times per week using a weight-based dosing scale, which can be both onerous and painful for patients. Furthermore, a population of adult patients may have difficulty accessing the therapy given reimbursement dynamics in countries around the world as a result of weight-based dosing that drives high costs for heavier patients.

Our solution: an ENPP1 small molecule inhibitor

We are developing an orally available, small molecule ENPP1 inhibitor designed to reduce PPi levels through the controlled inhibition of ENPP1, which we hypothesize may restore the balance of PPi and phosphate needed to promote bone mineralization. This program is in its early stages and preclinical and clinical development is required. If an ENPP1 inhibitor is successfully advanced through clinical development and obtains marketing approval, we believe that an oral small molecule ENPP1 inhibitor, administered as a stand-alone therapy or in combination with Strensiq, could have significant benefit in managing HPP and improving the lives of patients.

Lead molecules demonstrated encouraging activity in functional assays. We are currently profiling lead development candidates and anticipate initiating IND-enabling studies in the second half of 2022.

Scientific Rational: ENPP1 Inhibition for the Treatment of Hypophosphatasia

Under normal conditions, the level of PPi and Pi is kept in balance by activity of TNSALP, ENPP1 and ANKH.
In patients with hypophosphatasia, the reduction of PPi hydrolysis by TNSALP results in a relative increase in PPi, leading to an inhibition of mineralization, and inhibited hydroxyapatite formation.
Through controlled inhibition of ENPP1, we aim to reduce PPi and improve mineralization, restoring hydroxyapatite formation.

Competition

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. There are many public and private biopharmaceutical companies, universities, government agencies and other research organizations actively engaged in the research and development of products that may be like our product candidates or address similar markets. In addition, the number of companies seeking to develop and commercialize products and therapies competing with our product candidates is likely to increase. However, we seek to build our portfolio with key differentiating attributes to provide a competitive advantage in the markets we target. The success of our product candidates, if approved, is likely to be a result of their efficacy, safety, convenience, price, the level of biosimilar or generic competition and/or the availability of reimbursement from government and other third-party payors.

FNAIT. There are currently no approved therapies for the prevention or treatment of FNAIT. In one frequently used approach to manage pregnancies where the mother is known to have a history of FNAIT, physicians administer high levels of IVIG. Companies that currently market IVIG include ADMA Biologics, Bio Products Laboratory, CSL Behring, Grifols, Kedrion Biopharma, Leadiant Biosciences, Octapharma and Takeda Pharmaceutical Company Limited.

PNH. The only curative treatment currently available for PNH is a stem cell transplant from a related donor. However, this procedure is associated with significant risk and is used only in those patients with severe disease, such as life-threatening thrombosis or dangerously low blood counts. Various supportive therapies include anticoagulants, red blood cell transfusions and iron and folate supplements. These therapies provide some relief from symptoms but do not address the underlying cause of the disease. There are three approved drugs for PNH: eculizumab, marketed by AstraZeneca as Soliris; ravulizumab, marketed by AstraZeneca as Ultomiris, and pegcetacoplan, marketed by Apellis Pharmaceuticals as Empaveli. Eculizumab and ravulizumab are antibodies that bind complement C5 and pegcetacoplan is a pegylated pentadecapeptide that targets complement C3. There are several companies in mid- to late-stage clinical trials developing treatments for PNH. These include Akari Therapeutics, Alnylam Pharmaceuticals, Novartis, Regeneron Pharmaceuticals and Roche.

MG. Very early-stage MG is symptomatically treated by the use of acetylcholinesterase inhibitors such as pyridostigmine bromide, marketed as Mestinon by Bausch Health. Eculizumab is also approved for the treatment of generalized MG in patients who are positive for anti-AChR antibodies. Efgartigimod, marketed as Vyvgart by Argenx SE, is a neonatal Fc receptor blocker also approved for the treatment of patients with generalized MG who are positive for anti-AChR antibodies. There are several other companies developing assets in mid- to late-stage clinical development for the treatment of MG using a variety of approaches and modalities. These companies include AstraZeneca, Catalyst Pharmaceuticals, CureVac, Horizon Therapeutics, Immunovant, Inc. and UCB Biopharma.

HPP. There is one approved treatment for HPP, asfotase alfa, marketed by AstraZeneca as Strensiq, which is an alkaline phosphotase enzyme replacement therapy, and the only approved therapy for the treatment of perinatal-, infantile- and juvenile-onset HPP. AstraZeneca is developing a second generation enzyme replacement therapy, ALXN-1850 which is currently in clinical development, and ARU-2801, an AAV gene therapy is in preclinical development. There are several companies pursuing ENPP1 small molecule inhibitors for the treatment of cancer, including Angarus Therapeutics, Avammune Therapeutics, Tcino Bioscience, Zenshine Pharmaceuticals and Stingray Therapeutics with all these companies in discovery or preclinical development. We are not aware of other small molecule inhibitors in development for the treatment of patients with HPP.

Many of our competitors may have significantly greater name recognition and financial, manufacturing, marketing, product development, technical, commercial infrastructure, and human resources than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Intellectual Property

Our success depends, in part, on our ability to obtain, maintain, defend, and enforce patent rights and other intellectual property rights that protect our business, preserve the confidentiality of our trade secrets, and operate without infringing the valid and enforceable intellectual property rights of others. In addition to our efforts to protect our product candidates and methods of using them, we also seek to secure or acquire patent rights regarding other products and methods that are important to the general development of commercial products. We utilize a multi-layered approach that includes acquiring intellectual property rights through purchase or exclusive license, filing and prosecuting U.S. and foreign patent applications directed to our own innovations, and developing and protecting proprietary know-how to maintain our competitive position.

Our ongoing efforts to secure patent rights that protect our business constitute a key component of our business strategy. We also strive to protect as trade secrets or confidential know-how, certain aspects of our programs and technological innovations that are commercially valuable but are not amenable to or appropriate for patent protection. We achieve this, in part, through the use of confidentiality agreements with our employees, consultants, scientific advisors, collaborators, licensors, and contractors, and by striving to maintain physical security of our premises and digital security of our electronic information and technology systems.

Notwithstanding our commitment to protecting our intellectual property rights, we, like other pharmaceutical and biopharmaceutical companies, are subject to several sources of uncertainty that can affect those rights. For example, we cannot be certain that any patents that we currently own or in-license, or that we may own or in-license in the future, will not be challenged, held to be invalid and/or unenforceable, have the scope of their claims narrowed, or be circumvented by others. Nor can we be certain that such patents will successfully protect our products or our business from competition.

Similarly, with respect to patent applications that are currently pending, or that may be pending in the future, we cannot be certain that such patent applications will result in the issuance of granted patents, or of patent claims with the desired claim scope. In order to secure an issued patent, an invention claimed in a patent application must meet certain legal requirements for patentability, which differ between countries based on each country’s particular patent laws.

In addition, because of the significant amount of time required for clinical development and regulatory review of product candidates, we cannot be certain that any of our product candidates will be commercialized while there is significant patent term remaining on patents relating to those products. The term of a patent depends upon the legal requirements for determination of patent term in the country in which that patent is granted. In most countries, including the United States, the patent term is 20 years from the earliest claimed filing date of a non-provisional patent application. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment ("PTA") which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office ("USPTO") in examining and granting the patent. Likewise, a patent’s term may be shortened if it is terminally disclaimed over an earlier-expiring patent with a common owner or inventor.

The term of a U.S. patent relating to an approved drug product may also be extended to compensate the patentee for delays due to the regulatory approval process. Such a patent term extension ("PTE") cannot exceed five years, and cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Furthermore, the term can be extended for only one patent applicable to each regulatory review period and only those claims covering the approved product, or a method for using it or manufacturing it, may be extended. In the future, if any of our product candidates receive approval by the U.S. Food and Drug Administration (the "FDA") we expect to apply for PTE on any issued patents covering those products, depending upon the length of the clinical studies for each product and other factors. There can be no assurance that we will benefit from any PTE or favorable adjustments to the terms of any patents we currently own or in-license or that we may own or in-license in the future.

In addition to and separate from patent exclusivity, the FDA may also grant marketing exclusivity of varying lengths in connection with the approval of a New Chemical Entity (5 years), Biologic (12 years), or Orphan Drug indication (7 years). Marketing exclusivity may also be granted for new clinical studies (3 years) and pediatric studies (6 months) on approved drugs. Depending on the length of the regulatory approval process and the ability to make use of the procedures for obtaining PTE, any FDA exclusivity period may in part or in whole overlap with any patent exclusivity to which we are entitled. We intend to pursue relevant marketing exclusivities in the US and in foreign countries in which any candidate product is approved. However, we cannot be certain that any such exclusivities will be granted or, if granted, will insulate our commercial product(s) from competition.

With respect to trade secrets, while we have confidence in the protective measures that we employ, such measures can be breached, and we may not have adequate remedies for any such breach. We also cannot be certain that any of our activities will not be subject to the intellectual property rights of others.

As of March 1, 2022, we owned two patent families that were acquired from Prophylix and relate to the current product candidates in our FNAIT prevention program, RLYB211 and RLYB212. The acquired patent family covering RLYB212 and its use in treating and preventing FNAIT includes patents issued in Australia, Europe, Mexico, Russia and the United States. Patent applications in this family are pending in Brazil, Canada, Israel, New Zealand and the United States. The granted patents in this family will expire in 2035, excluding any PTA or PTE that may be awarded. The acquired patent family covering administration of RLYB211 for the prophylactic treatment of FNAIT includes patents issued in the United States, Europe and Canada. The foreign patents and one of the U.S. patents will expire at the end of 2026, while the other U.S. patent expires in November 2030 due to a PTA granted by the USPTO. In addition, we filed and own three pending United States provisional patent applications directed to dosing and administration of RLYB211 and RLYB212, and one pending United States provisional patent application directed to assays for quantifying anti-HPA1a antibodies. We also exclusively in-license certain rights to technology from Versiti Blood Research Institute Foundation, Inc. pertaining to a mouse model of FNAIT.

As of March 1, 2022, we owned two patent families relating to the current product candidates in our complement program, RLYB114 and RLYB116, and certain aspects of their use that were acquired from Sobi. These two patent families currently include three granted U.S. patents and one pending U.S. patent application, with granted patents and/or pending patent applications in more than 25 additional countries worldwide, including granted patents in Australia, Canada, Europe (all European Patent Convention contracting states) and Japan. In the U.S., Australia, the European Patent Convention contracting states and Japan, applications in both patent families have been granted and are scheduled to expire between 2033 and 2034, excluding any PTA or PTE. In Canada, currently one patent family has been granted and is scheduled to expire in 2033. The second family patents are pending in Canada. In addition, we filed and own a pending United States provisional patent application directed to dosing and administration of RLYB116. We have also in-licensed certain patent rights relating to our current product candidates from Affibody, including patent rights relating to the Affibody molecule technology and Albumod albumin binding molecule technology.

License Agreement

Product License Agreement with Affibody AB

In March 2019, our subsidiary IPC Research, LLC ("IPC Research") and Sobi entered into a Contract Assignment Agreement pursuant to which Sobi assigned to, and IPC Research assumed, all obligations in a certain Product License Agreement, referred to herein as amended as the PLA, between Sobi and Affibody AB ("Affibody"), dated March 9, 2012, as amended on January 1, 2018 and December 22, 2020.

Pursuant to the PLA, we obtained a license to the Affibody platform technology and a particular albumin binding domain ("ABD"), in order to further develop and commercialize certain Affibody ligands, which we are now developing as RLYB116 and RLYB114.

Under the PLA, Affibody grants us (a) a non-exclusive right under certain patents to use the Affibody ligands alone or as a fusion protein and (b) an exclusive right to use the Affibody ligands alone or as a fusion protein, in each case, for human therapeutic use. Affibody also grants us (a) a non-exclusive right under certain patents to use the ABD in combination with the Affibody ligands as a fusion protein and (b) an exclusive right to use the ABD solely in combination with the Affibody ligands as a fusion protein, in each case, for human therapeutic use. Affibody grants us a non-exclusive license under applicable know-how needed to practice the rights and licenses granted under the PLA. All licenses to us are sublicensable, provided that each sublicense is consistent with the terms and conditions of the PLA. Under the PLA, Affibody has an exclusive right under any product patents, which are a category of certain patents that we own, to use the specific Affibody ligands outside of human therapeutics and a non-exclusive right under know-how needed to practice the Affibody ligands outside of human therapeutics.

Under the PLA, Affibody is the exclusive owner of, and controls prosecution, maintenance, and defense of intellectual property covering, platform technology. We are the exclusive owner of, and control prosecution, maintenance, and defense of intellectual property covering, product technology. Affibody agrees to disclose to us any improvement to the Affibody technology that it deems commercially reasonable for us to practice and grants us an option to license any such improvement. We have the first right to enforce product patents against a third-party infringer and Affibody retains the first right to enforce any other licensed patent. We agree to not provide or make available any Affibody Ligand to a third-party on a standalone basis except for research purposes or to commercialize a licensed product.

We agree to use commercially reasonable efforts to develop and commercialize a licensed product. We also will pay Affibody certain regulatory milestones up to an aggregate amount of €7.5 million and (a) a mid-single-digit royalty on annual net sales of products if such products are covered by a valid claim of a product patent or a platform patent or (b) low-single-digit royalties on annual net sales of products that are not covered by any such valid claim. Our obligation to pay royalties expires on a country-by-country and product-by-product basis on the later of (a) the expiration of the last-to-expire valid claim of a patent covering a licensed product or (b) the 10th anniversary following first commercial sale of such product in such country.

The PLA will terminate when we are no longer obligated to pay royalties to Affibody. Either party may terminate the PLA upon material breach of the PLA by the other, subject to a cure period, or immediately in the case of the other party’s insolvency, bankruptcy or a similar event. Affibody may terminate the PLA immediately if we or any of our affiliates or third party transferees commences any proceeding challenging the validity of the licensed patents or any of Affibody’s other patents or challenging the confidentiality or substance of the licensed know-how or licensed technology. We may terminate the PLA for convenience upon 90 days prior written notice and upon payment of any amounts due to Affibody through the effective date of such termination.

If Affibody terminates the PLA or if we terminate the PLA for convenience, (a) all rights and licenses granted under the PLA will terminate, (b) at Affibody’s request, we must transfer all rights to the product technology free of charge to Affibody and (c) we must return or destroy all of Affibody’s confidential information. Furthermore, if we terminate for convenience, we must grant Affibody an exclusive, royalty free perpetual right to use all regulatory filings, approvals and data provided to regulatory authorities in support of such filings or approvals that relate to the licensed product. However, if we terminate the PLA as a result of Affibody’s material breach of the PLA or its insolvency or bankruptcy, we will retain our license and rights under the PLA, provided that we will remain bound by certain obligations under the PLA with respect milestone payments, royalties (subject to a reduction in rate, in the case of material breach), audits and indemnity.

Asset Purchase Agreements

Asset Transfer Agreement with Swedish Orphan Biovitrum AB

In March 2019, through IPC Research, we entered into an agreement with Sobi, pursuant to which we acquired the right, title and interest in assets related to certain C5 inhibitor compounds. We are currently developing the assets acquired from Sobi as RLYB116 and RLYB114.

We paid Sobi an upfront purchase price of $5.0 million and we are obligated to pay Sobi an aggregate amount of up to $51.0 million upon achievement of certain development milestones and an aggregate amount of up to $65.0 million upon achievement of certain sales milestones.

We also will pay Sobi tiered, low single-digit royalties on annual net sales to third parties for products containing any compound transferred under the agreement as an active ingredient. Our obligation to pay royalties expires, on a country-by-country and product-by-product basis, on the later of (a) the 10th anniversary following first commercial sale of such product in such country and (b) the expiration date in such country of the last to expire of any issued patent included in the patent rights acquired from Sobi that includes at least one valid claim covering the sale of such product in such country.

We are obligated to use commercially reasonable efforts to research, develop and exploit at least one product that contains a compound transferred under the agreement as an active ingredient in each of the United States, EU and Japan.

If, prior to the commercial launch in the United States of the first product containing the compounds, we decide to divest our rights in the assets acquired from Sobi or to terminate all research, development and commercialization activities in respect of the acquired compounds, we must notify Sobi and negotiate in good faith with Sobi a possible business transaction relating to the assets. This right of negotiation will not apply to a transaction to sell all or substantially all of the assets of IPC Research or an affiliate of IPC Research, a pledge of the assets as collateral or a sale or transfer of the assets to an affiliate of IPC Research that agrees to be bound by the right of negotiation.

Asset Purchase Agreement with Prophylix AS

In June 2019, though our subsidiary Rallybio IPA, LLC ("Rallybio IPA"), we entered into an agreement with Prophylix to acquire all of Prophylix’s rights, title and interest in, to and under all assets, properties and rights related to Prophylix’s plasma-derived anti-HPA-1a immunoglobulin, which we are developing as RLYB211, and Prophylix’s monoclonal antibody, which we are developing as RLYB212.

We paid Prophylix an upfront purchase price of approximately $1.2 million and reimbursed Prophylix approximately $1.8 million for certain manufacturing costs incurred by Prophylix. We are obligated to pay Prophylix an aggregate of up to $19.0 million upon achievement of certain development milestones and an aggregate of up to $20.0 million upon achievement of certain sales milestones.

We also will pay Prophylix tiered, mid-single-digit royalties on annual net sales of products containing the monoclonal antibody and tiered mid-to-high-single and low-double-digit royalties on annual net sales of products containing plasma-derived anti-HPA-1a immunoglobulin, subject to certain offsets for royalties payable under certain third-party licenses. Furthermore, the then-applicable royalty rate will be reduced by a mid-double digit percentage for the remaining royalty term on a country-by-country basis if it becomes reasonably likely that the Prophylix patents may no longer be enforceable in such country due to a challenge of the enforceability of the patents or the enforceability of the royalty payments following the expiration of all valid claims of the patents in such country. Our obligation to pay royalties terminates on a country-by-country and product-by-product basis on the later of (a) the expiration of the last-to-expire valid claim of a Prophylix patent covering a product, (b) expiration of regulatory exclusivity for the product in such country or (c) the 10th year anniversary following first commercial sale of such product in such country.

In the event the FDA grants a priority review voucher for one of our product candidates developed using the technology acquired from Prophylix, we will pay Prophylix either: (a) if we sell such priority review voucher to a third-party within 12 months of its receipt, a mid-double digit percentage of the proceeds we receive from the sale, net of taxes, or (b) if we do not sell the priority review voucher to a third-party within 12 months of receipt, a mid-double digit percentage of the fair market value of the priority review voucher as determined in accordance with the agreement.

We are obligated to use commercially reasonable efforts to develop and commercialize products containing plasma-derived anti-HPA-1a immunoglobulin in the United States and in at least one major European market. The agreement provides that if we provide notice to Prophylix that we determined that commercialization of products containing plasma-derived anti-HPA-1a immunoglobulin is not feasible due to an insufficient plasma supply following our continued and diligent efforts to obtain a sufficient plasma supply, then our obligation to develop products containing plasma-derived anti-HPA-1a immunoglobulin will cease, and we will be obligated to use commercially reasonable efforts to develop and commercialize products containing the monoclonal antibody in the United States and in at least one major European market.

If, after using commercially reasonable efforts to develop and commercialize products containing plasma-derived anti-HPA-1a immunoglobulin and the monoclonal antibody in the United States and in at least one major European market, we decide not to pursue any further development or commercialization activities for such products, then Prophylix will have the right to repurchase the remaining assets acquired under the agreement for approximately $1.2 million. Prophylix also will have the right to repurchase the remaining assets acquired under the agreement for approximately $1.2 million if we elect to transfer all or substantially all of the assets acquired under the agreement to a third-party who does not agree to assume our obligations to develop and commercialize the products.

Joint Venture Agreement

In July 2019, we entered into a partnership with Exscientia and created RE Ventures I, LLC ("RE Ventures"), which is jointly owned by Exscientia and one of our wholly-owned subsidiaries, each a Member and collectively the Members. The joint venture was formed to initiate early-stage drug discovery of orally available small molecules targeting ENPP1 for the treatment of HPP, and thereafter for the future research, development, manufacture, sale and exploitation of any company-owned technology and compounds, including any resulting compound identified by the steering committee of the joint venture.

Under the RE Ventures operating agreement, we received a 50% interest in the joint venture in exchange for an initial contribution of £0.5 million ($0.6 million, based on the exchange rate at the time). RE Ventures used this initial capital to fund stage 1 of the ENPP1 program, and we committed to fund additional amounts if costs of stage 1 exceeded the initial funding. In June 2020, RE Ventures determined that the stage 1 objective of discovering compounds for ENPP1 with a certain potency had been achieved. In 2020, we contributed £1.1 million ($1.3 million, based on the exchange rate at the time) in support of Stage 2 development of the ENPP1 program. During 2021, we have contributed approximately £1.4 million ($2.0 million, based on the exchange rate at the time) to RE Ventures in support of ongoing Stage 2 development of the ENPP1 program. The board of managers of RE Ventures may determine from time to time that additional capital is necessary or appropriate to enable RE Ventures to conduct its activities, and may seek (but not require) additional capital contributions from the Members.

In the event that either Member does not fund a portion of committed additional amounts, the other Member may contribute the unfunded amount and the respective membership interests in RE Ventures will be adjusted accordingly.

A steering committee is responsible for oversight of RE Ventures’ research and deployment plans as well as intellectual property and regulatory matters. A two-person board of managers manages the business and affairs of RE Ventures and is responsible for all management and other responsibilities not specifically reserved to the steering committee or to the Members. Each Member designates one member to the board.

Each Member is subject to customary restrictions on its transfer of interests in RE Ventures, including a right of first refusal, co-sale right and drag-along provision.

Manufacturing and Supply

We do not own or operate, and currently have no plans to establish, any internal manufacturing facilities. We currently rely and expect to continue to rely on third-party contract manufacturer organizations ("CMOs") for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial production of any product candidates that are approved.

We currently rely on multiple CMOs for all of our preclinical and clinical supply requirements, including drug substances and drug products, and label and packaging for our preclinical research and clinical trials. We believe that we will be able to contract with other CMOs to manufacture drug substances if our existing sources of drug substances were no longer available to us or with sufficient capacity, but there is no assurance that the drug substance capacity would be available from other CMOs on acceptable terms, on the timeframe that our business would require, or at all. We do not currently have supply commitments or other arrangements in place with our existing CMOs.

We do not have any current contractual relationships for the manufacture of commercial supplies of any of our product candidates if they are approved by the regulatory authorities, and we intend to enter into agreements with a CMO and one or more back-up manufacturers for the commercial production of our product candidates as they near phase 3 clinical trials.

Any products to be used in clinical trials and any approved product that we may commercialize will need to be manufactured in facilities, and by processes, that comply with the FDA’s current Good Manufacturing Practice ("cGMP") requirements and comparable requirements of the regulatory agencies of other jurisdictions in which we are seeking approval. We currently employ internal resources to manage our CMOs.

We believe that RLYB212, RLYB116 and RLYB114 can be manufactured in reliable and reproducible biologic and chemical processes from readily available starting materials. We also believe that, despite being derived from human plasma, RLYB211 can also be manufactured in a reliable process, although our ability to source a sustained, dependable long-term supply will be challenging, including due to the scarcity of potential donors who maintain an adequate level of anti-HPA-1a antibodies and because supply of plasma will decrease if RLYB211 becomes clinically successful in preventing FNAIT. We believe that our manufacturing processes are amenable to scale-up and will not require unusual or expensive equipment. We expect to continue to develop, on our own or with our collaborators, product candidates that can be produced cost-effectively at contract manufacturing facilities.

We expect to rely on third parties for the manufacture of any in vitro diagnostic device, companion diagnostics or companion drug delivery systems we develop. For example, we have engaged a third-party to assist in developing laboratory screening tests and in our evaluation of potential companion diagnostics in conjunction with our development of RLYB212. Depending on the regulatory pathway and technology solutions we choose, we may engage third parties to continue the development and manufacturing of any device developed to support our therapeutic products.

Government Regulation

The research, development, testing, manufacture, quality control, packaging, labeling, storage, record-keeping, distribution, import, export, promotion, advertising, marketing, sale, pricing and reimbursement of drug and biologic products are extensively regulated by governmental authorities in the United States and other countries. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory requirements, both pre-approval and post-approval, require the expenditure of substantial time and financial resources. The regulatory requirements applicable to drug and biological product development, approval and marketing are subject to change, and regulations and administrative guidance often are revised or reinterpreted by the agencies in ways that may have a significant impact on our business.

U.S. Government Regulation of Drug and Biological Products

In the United States, the FDA regulates human drugs under the Federal Food, Drug, and Cosmetic Act, (the "FDCA"), and in the case of biologics, also under the Public Health Service Act (the "PHSA"), and their implementing regulations. Failure to comply with the applicable U.S. requirements may result in FDA refusal to approve pending New Drug Applications ("NDAs") or Biologics License Applications ("BLAs") or delays in development and may subject an applicant to administrative or judicial sanctions, such as issuance of warning letters, or the imposition of fines, civil penalties, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or civil or criminal prosecution brought by the FDA and the U.S. Department of Justice or other governmental entities.

The FDA must approve our product candidates for therapeutic indications before they may be marketed in the United States. For drug products, the FDA must approve a NDA, and for biologic products, the FDA must approve a BLA. An applicant seeking approval to market and distribute a new drug or biologic in the United States generally must satisfactorily complete each of the following steps:

▪
completion of preclinical laboratory tests and animal studies according to GLP regulations or other applicable regulations;
▪
manufacture and testing of the therapeutic or biologic moiety and its respective product formulation according to cGMP regulations or other applicable regulations;
▪
submission to the FDA of an IND, which must become effective before human clinical trials may begin and must be updated annually and amended when certain changes are made;
▪
approval by an independent institutional review board ("IRB") or ethics committee representing each clinical trial site before each clinical trial may be initiated;
▪
performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practices ("GCPs") and other clinical-trial related regulations to evaluate the safety and efficacy of the investigational product for each proposed indication;
▪
preparation and submission to the FDA of an NDA or BLA requesting marketing approval for one or more proposed indications, including payment of application user fees;
▪
review of the NDA or BLA by an FDA advisory committee, where applicable;
▪
satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the drug or biologic and its respective finished product is produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
▪
satisfactory completion of any FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data submitted in support of the NDA or BLA; and
▪
FDA review and approval of the NDA or BLA, which may be subject to additional post- approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy ("REMS") and any other potential post- approval studies required by the FDA.

Preclinical Studies and IND

Before testing any drug or biological product candidate in humans, the product candidate must undergo rigorous preclinical testing. The preclinical developmental stage generally involves laboratory evaluations of drug chemistry/biology, formulation, and stability, as well as in vitro and animal studies to assess safety and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety and toxicology studies. The sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND.

An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time, the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Imposition of a clinical hold could cause significant delays or difficulties in initiating and/or completing planned clinical trials in a timely manner. Certain long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may initiate or continue after an IND for an investigational product candidate is submitted to the FDA and human clinical trials have been initiated.

Human Clinical Trials in Support of an NDA or BLA

Clinical trials involve the administration of an investigational product candidate to healthy volunteers or patients with the disease to be treated under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing the objectives of the study, inclusion and exclusion criteria, dosing procedures and the parameters to be used in monitoring the safety and effectiveness criteria to be evaluated. Each protocol, as well as any subsequent amendments, must be submitted to the FDA as part of the IND.

An IRB representing each institution that is participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must thereafter conduct a continuing review of the trial. The IRB will consider, among other things, clinical trial design, patient informed consent, ethical factors and the safety of human subjects. The IRB must review and approve, among other things, the trial protocol and informed consent information to be provided to clinical trial subjects or their legal representatives and must operate in compliance with FDA regulations.

Clinical trials must also comply with extensive GCP standards intended to ensure protection of human subjects and the quality and integrity of the study data, including requirements for obtaining subjects’ informed consent. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group may recommend continuation of the trial as planned, changes in trial conduct or cessation of the trial at designated checkpoints based on access to certain data from the study. The FDA may at any time while clinical trials are ongoing impose a partial or complete clinical hold based on concerns for patient safety and/or noncompliance with regulatory requirements. This order issued by the FDA would cause suspension of an ongoing trial until all outstanding concerns have been adequately addressed, and the FDA has notified the company that investigations may proceed.

Human clinical trials to evaluate therapeutic indications to support NDAs and BLAs for marketing approval are typically conducted in three sequential phases that may overlap or be combined:

▪
Phase 1: The product candidate is initially introduced into human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution, and excretion, and if possible, to gain early evidence for effectiveness. Phase 1 trials may be conducted in healthy volunteers or, in the case of some products for severe or life-threatening diseases, including many rare diseases, the initial human testing is often conducted in patients with the target disease or condition.
▪
Phase 2: Clinical trials are conducted in a limited patient population with a specified disease or condition to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
▪
Phase 3: Clinical trials are undertaken with an expanded patient population to further evaluate dosage, and to provide substantial evidence of clinical efficacy and safety in an expanded patient population, often at geographically dispersed clinical study sites. These studies are intended to establish the overall risk-benefit ratio of the product candidate and provide, if appropriate, an adequate basis for product labeling. These trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, to document a clinical benefit in the case of drugs or biologics approved under FDA’s accelerated approval regulations and to generate additional safety data regarding use of the product in a clinical setting. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA or BLA. Failure to exhibit due diligence with regard to conducting Phase 4 clinical trials could result in withdrawal of approval for the product.

The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the clinical protocol, GCP or other IRB requirements or if the drug has been associated with unexpected serious harm to patients.

Information about certain clinical trials, including details of the protocol and eventually study results, also must be submitted within specific time frames to the National Institutes of Health for public dissemination on the ClinicalTrials.gov data registry. Similar requirements for posting clinical trial information in clinical trial registries exist in the EU and in other countries outside the United States.

During the development of a new drug or biological product, sponsors have the opportunity to meet with the FDA at certain points, including prior to submission of an IND, at the end of phase 2 and before submission of an NDA or BLA. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date and for the FDA to provide advice on the next phase of development.

Concurrent with clinical trials, companies usually complete additional nonclinical studies and must also develop additional information about the physical characteristics of the drug or biological product and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality, potency and purity of the final drug or biological product. For biological products in particular, the PHSA emphasizes the importance of manufacturing controls for products whose attributes cannot be precisely defined in order to help ensure safety, purity and potency.

Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

Marketing Application Submission and FDA Review

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, controls ("CMC") and proposed labeling, are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. The fee required for the submission of an NDA or BLA under the Prescription Drug User Fee Act ("PDUFA") is substantial (for example, for fiscal year 2022 this application fee is approximately $3.1 million), and the sponsor of an approved NDA or BLA is also subject to an annual program fee, currently more than $350,000 per program. These fees are typically adjusted annually, but exemptions and waivers may be available under certain circumstances. No user fee is required for orphan drug product applications, except when an application also includes an indication for a non-rare disease or condition.

The FDA conducts a preliminary review of all NDAs and BLAs within 60 days of receipt and informs the sponsor by the 74th day after the FDA’s receipt of the submission whether an application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA or BLA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

After the submission is accepted for filing, the FDA begins an in-depth substantive review of the application. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months from the filing date in which to complete its initial review of a standard application and respond to the applicant and six months from the filing date for an application with “priority review.” The review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission. Despite these review goals, it is not uncommon for FDA review of an NDA or BLA to extend beyond the PDUFA goal date.

Before approving a NDA or BLA, the FDA will typically conduct a pre-approval inspection of the manufacturing facilities for the therapeutic/biologic to determine whether the manufacturing processes and facilities comply with GMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities comply with cGMP requirements and are adequate to assure consistent production of the product within required specifications. The FDA also may inspect the sponsor and one or more clinical trial sites to assure compliance with GCP requirements and the integrity of the clinical data submitted to the FDA.

Additionally, the FDA may refer any NDA or BLA, including applications for novel product candidates which present difficult questions of safety or efficacy, to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations when making final decisions on approval. The FDA also may require submission of a REMS, if it determines that a REMS is necessary to ensure that the benefits of the drug outweigh its risks and to assure the safe use of the drug or biological product. If the FDA concludes a REMS is needed, the sponsor of the NDA or BLA must submit a proposed REMS and the FDA will not approve the NDA or BLA without a REMS.

Under the Pediatric Research Equity Act of 2003 ("PREA"), an NDA or BLA or certain supplements thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless this requirement is waived, deferred or inapplicable. Sponsors must submit a pediatric study plan to FDA outlining the proposed pediatric study or studies they plan to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The FDA must then review the information submitted, consult with the sponsor and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time. In general, PREA requirements do not apply to drugs or biologics for indications granted orphan drug designation by the FDA.

The FDA reviews an NDA or BLA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. The approval process is lengthy and often difficult, and the FDA may refuse to approve an NDA or BLA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. After evaluating the application and all related information, including the advisory committee recommendations, if any, and inspection reports of manufacturing facilities and clinical trial sites, the FDA may issue either an approval letter or a Complete Response Letter ("CRL"). An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time- consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the applicant may either resubmit the NDA or BLA addressing all of the deficiencies identified in the letter or withdraw the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA or BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If a product receives regulatory approval from the FDA, the approval is limited to the conditions of use (e.g., patient population, indication) described in the FDA-approved labeling. Further, depending on the specific risk(s) to be addressed, the FDA may require that contraindications, warnings or precautions be included in the product labeling, require that post-approval trials, including Phase 4 clinical trials, be conducted to further assess a product’s safety after approval, require testing and surveillance programs to monitor the product after commercialization or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing trials or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Regulation of Combination Products

Certain products may be comprised of components, such as drug or biologic components and device components that would normally be regulated under different types of regulations, and frequently by different centers at the FDA. These products are known as combination products. We expect to rely on a delivery system, such as pre-filled syringes, pen-injectors and/or autoinjectors to deliver certain of our product candidates. Although we have not yet selected the delivery system to use for administration of such product candidates, including RLYB212 and RLYB116, we expect that, if approved, any such product candidate would be regulated as a combination product, because it is composed of both a drug or biological product and a delivery system “device.”

Under the FDCA and its implementing regulations, the FDA is charged with assigning a center with primary jurisdiction, or a lead center, for review of a combination product. The designation of a lead center generally eliminates the need to receive approvals from more than one FDA center for combination products, although the lead center may consult with other centers within the FDA. The determination of which center will be the lead center is based on the “primary mode of action” of the combination product. Thus, if the primary mode of action of a drug-device combination product is attributable to the drug product, the FDA center responsible for review of the drug product would have primary jurisdiction for the combination product.

A combination product involving a novel drug or biological product and delivery system generally would have a drug or biologic primary mode of action. A combination product with a drug or biologic primary mode of action would be reviewed and approved pursuant to the drug or biologic approval processes. In reviewing the NDA or BLA for such a product, however, the FDA review division reviewing the application could consult with their counterparts in the device center to ensure that the device component of the combination product met applicable requirements regarding safety, effectiveness, durability and performance. Approval may require the performance of certain clinical studies, such as clinical usability or human factors studies to demonstrate the safety and/or effectiveness of the device component of the combination product.

Similar considerations apply to regulation of drugs combined with delivery systems outside the United States, including in the EU.

Expedited Programs for Serious Conditions

The FDA is authorized to designate certain products for expedited development or review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs include fast track designation, breakthrough therapy designation, priority review designation and accelerated approval.

To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need by providing a therapy where none exists or a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. Fast track designation provides opportunities for more frequent interactions with the FDA review team to expedite development and review of the product. The FDA also may review sections of the NDA or BLA for a fast track product on a rolling basis before the complete application is submitted if the sponsor and the FDA agree on a schedule for the submission of the application sections and the sponsor pays any required user fees upon submission of the first section of the NDA or BLA. Fast track designation may be rescinded by the FDA if the designation is no longer supported by data emerging from the clinical trial process.

In addition, a new drug or biological product may be eligible for Breakthrough Therapy designation if it is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough Therapy designation provides all the features of Fast Track designation in addition to intensive guidance on an efficient development program beginning as early as Phase 1 and FDA organizational commitment to expedited development, including involvement of senior managers and experienced review staff in a cross-disciplinary review, where appropriate. Breakthrough designation may be rescinded by the FDA if the designation is no longer supported.

The FDA may designate a product for priority review if it is a drug or biologic that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines at the time that the marketing application is submitted, on a case-by-case basis, whether the proposed drug or biologic qualifies for priority review. Significant improvement over available therapies may be illustrated, for example, by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting drug reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, or evidence of safety and effectiveness in a new subpopulation. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months for an original BLA or NDA from the date of filing.

Fast track designation, breakthrough therapy designation and priority review do not change the standards for approval and may not ultimately expedite the development or approval process.

Finally, the FDA may grant accelerated approval to a product for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality ("IMM") and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. For drugs granted accelerated approval, FDA generally requires sponsors to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. Failure to conduct required post-approval studies with due diligence, failure to confirm a clinical benefit during the post-approval studies, or dissemination of false or misleading promotional materials would allow the FDA to withdraw the product approval on an expedited basis. All promotional materials for product candidates approved under accelerated approval are subject to prior review by the FDA unless FDA informs the applicant otherwise.

Post-approval Requirements

Following approval of a new product, the manufacturer and the approved product are subject to pervasive and continuing regulation by the FDA, governing, among other things, monitoring and recordkeeping activities, reporting of adverse experiences with the product and product problems to the FDA, product sampling and distribution, manufacturing and promotion and advertising. Although physicians may prescribe legally available products for unapproved uses or patient populations (i.e., “off-label uses”), manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

If there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA/BLA or an NDA/BLA supplement, which may require the applicant to develop additional data or conduct additional preclinical studies and clinical trials. The FDA may also place other conditions on approvals including the requirement for a REMS to assure the safe use of the product, which may require substantial commitment of resources post-approval to ensure compliance. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

FDA regulations require that drug and biological products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. The manufacturing facilities for our product candidates must meet cGMP requirements and satisfy the FDA or comparable foreign regulatory authorities’ satisfaction before any product is approved and our commercial products can be manufactured. In addition, for any of our product candidates that include a device delivery system, the device component will be subject to aspects of the Quality System Regulations ("QSRs") applicable to medical devices. Manufacturers of drug-device combination products may either opt to comply with all quality regulations governing each component of the product separately, or may take a “streamlined approach” to cGMP that allows the manufacturer to demonstrate compliance with the drug cGMPs along with compliance with several specific provisions from the device QSR—namely, management responsibility, design controls, purchasing controls, corrective and preventive action, installation, and servicing, as applicable.

We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. These manufacturers must comply with cGMP regulations, including requirements for quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. Future inspections by the FDA and other regulatory agencies may identify compliance issues at the facilities of our CMOs that may disrupt production or distribution or require substantial resources to correct. In addition, the discovery of conditions that violate these rules, including failure to conform to cGMPs, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA or BLA, including voluntary recall and regulatory sanctions as described below.

Once an approval of a drug/biologic product is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information, imposition of post-market clinical trials requirement to assess new safety risks or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

▪
restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
▪
safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about a product;
▪
mandated modification of promotional materials and labeling and issuance of corrective information;
▪
fines, warning letters, untitled letters or other enforcement-related letters or clinical holds on post-approval clinical trials;
▪
refusal of the FDA to approve pending NDAs/BLAs or supplements to approved NDAs/BLAs, or suspension or revocation of product approvals;
▪
product seizure or detention, or refusal to permit the import or export of products;
▪
injunctions or the imposition of civil or criminal penalties; and
▪
consent decrees, corporate integrity agreements, debarment, or exclusion from federal health care programs; or mandated modification of promotional materials and labeling and the issuance of corrective information.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act ("PDMA"), which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Additionally, the Drug Supply Chain Security Act ("DSCSA") imposes requirements related to identifying and tracing certain prescription drugs distributed in the United States, including most biological products.

United States Patent Term Restoration and Hatch-Waxman Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval for our product candidates, some of our United States patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch Waxman Amendments permit restoration of the patent term up to five years as compensation for patent term lost during the FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date, and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. The patent-term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA plus the time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

Regulatory exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application ("ANDA") or a 505(b)(2) NDA submitted by another company for another version of such drug. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement.

The FDCA also provides three years of exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent for other conditions of use. Three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

In addition, both drugs and biologics can obtain pediatric exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

Biosimilars and Reference Product Exclusivity for Biological Products

In March 2010, the Patient Protection and Affordable Care Act was enacted in the United States and included the Biologics Price Competition and Innovation Act of 2009 (the "BPCIA"). The BPCIA amended the PHSA to create an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. To date, the FDA has approved a number of biosimilars. No interchangeable biosimilars, however, have been approved. The FDA has also issued several guidance documents outlining its approach to reviewing and approving biosimilars and interchangeable biosimilars.

Under the BPCIA, a manufacturer may submit an application that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Upon licensure by the FDA, an interchangeable biosimilar may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product, although to date no such products have been approved for marketing in the United States.

The biosimilar applicant must demonstrate that the product is biosimilar based on data from analytical studies showing that the biosimilar product is highly similar to the reference product, data from animal studies (including toxicity) and data from one or more clinical studies to demonstrate safety, purity and potency in one or more appropriate conditions of use for which the reference product is approved. In addition, the applicant must show that the biosimilar and reference products have the same mechanism of action for the conditions of use on the label, route of administration, dosage and strength, and the production facility must meet standards designed to assure product safety, purity, and potency.

A reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the first approved interchangeable biologic product will be granted an exclusivity period of up to one year after it is first commercially marketed. The FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product.

The BPCIA is complex and only beginning to be interpreted and implemented by the FDA. In addition, recent government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation and meaning of the BPCIA is subject to significant uncertainty.

Orphan Drug Designation and Exclusivity

Orphan drug designation in the United States is designed to encourage sponsors to develop products intended for the treatment of rare diseases or conditions. In the United States, a rare disease or condition is statutorily defined as a condition that affects fewer than 200,000 individuals in the United States or that affects more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available for the disease or condition will be recovered from sales of the product in the United States.

Orphan drug designation qualifies a company for certain tax credits. In addition, if a product candidate that has orphan drug designation subsequently receives the first FDA approval for that drug for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years following product approval unless the subsequent product candidate is demonstrated to be clinically superior. Absent a showing of clinical superiority, the FDA cannot approve the same product made by another manufacturer for the same indication during the market exclusivity period unless it has the consent of the sponsor or the sponsor is unable to provide sufficient quantities.

A sponsor may request orphan drug designation of a previously unapproved product or new orphan indication for an already marketed product. More than one sponsor may receive orphan drug designation for the same product for the same rare disease or condition, but each sponsor seeking orphan drug designation must file a complete orphan disease designation application. To qualify for orphan exclusivity, however, the drug must be clinically superior to the previously approved product that is the same drug for the same condition. If a product designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity.

RLYB211 and RLYB212 have each been granted orphan drug designation by the FDA for the prevention of FNAIT.

Rare Pediatric Disease Designation and Priority Review Vouchers

In 2012, Congress enacted the Food and Drug Administration Safety and Innovation Act requiring the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications. This program is designed to encourage development of new drug and biological products for prevention and treatment of “rare pediatric diseases” by, upon initial approval of an application meeting certain specified criteria, providing companies with a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may sell or otherwise transfer the voucher to another company. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted an application relying on the priority review voucher. The FDA may also revoke any rare pediatric disease priority review voucher if the rare pediatric disease product for which the voucher was awarded is not marketed in the United States within one year following the date of approval.

In order to receive a rare pediatric disease priority review voucher upon BLA or NDA approval, the product must receive designation from the FDA as a drug for a rare pediatric disease prior to submission of the marketing application. A “rare pediatric disease” is a disease that is serious or life-threatening, in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years and affects fewer than 200,000 people in the United States, or affects more than 200,000 people in the United States but there is no reasonable expectation that the cost of developing and making available in the United States a drug for such disease or condition will be recovered from sales in the United States of such drug. In addition to receiving rare pediatric disease designation, in order to receive a rare pediatric disease priority review voucher, the NDA or BLA must be given priority review, rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population, not seek approval for a different adult indication in the original rare pediatric disease product application and be for a drug that does not include a previously approved active ingredient. In addition, under current statutory sunset provisions, even if a marketing application meets all of these requirements, FDA may only award a voucher prior to September 30, 2026 and only if the approved product received rare pediatric disease drug product designation prior to September 30, 2024.

RLYB211 and RLYB212 have each been granted rare pediatric disease designation by the FDA.

FDA Approval or Clearance of Companion Diagnostics

Under the FDCA, in vitro diagnostics, including companion diagnostics, are regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance via 510(k) notification or approval via Premarket Approval (“PMA”) application from the FDA prior to commercial distribution.

In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, for novel drugs and biologics, a companion diagnostic device and its corresponding therapeutic should be approved or cleared contemporaneously by the FDA for the use indicated in the therapeutic product’s labeling. Approval or clearance of the companion diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population. In July 2016, the FDA issued a draft guidance intended to assist sponsors of the therapeutic products and in vitro companion diagnostic devices on issues related to co-development of the products.

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to a product candidate to obtain pre-market approval ("PMA") simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing, and labeling. PMA applications are subject to an application fee, which for fiscal year 2022 is $374,858.

A clinical trial is typically required for a PMA application and, in some cases, the FDA may require a clinical study in support of a 510(k) submission. A manufacturer that wishes to conduct a clinical study involving the device is subject to the FDA’s investigational device exemption ("IDE") regulation. The IDE regulations distinguish between significant and non-significant risk device studies and the procedures for obtaining approval to begin the study differ accordingly. Also, some types of studies are exempt from the IDE regulations. A significant risk device presents a potential for serious risk to the health, safety, or welfare of a subject. Significant risk devices are devices that are substantially important in diagnosing, curing, mitigating, or treating disease or in preventing impairment to human health. Studies of devices that pose a significant risk require both FDA and an IRB approval prior to initiation of a clinical study. Many companion diagnostics are considered significant risk devices due to their role in diagnosing a disease or condition. Non-significant risk devices are devices that do not pose a significant risk to the human subjects. A non-significant risk device study requires only IRB approval prior to initiation of a clinical study.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. In the United States, device manufacturers are also subject to FDA’s medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur, and FDA’s correction and removal reporting regulations, which require that manufacturers report to the FDA corrections or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QSR, which covers the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging, and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the United States.

Regulation Outside of the United States

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products outside of the United States. Whether or not we obtain FDA approval for a product candidate, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the 27-member EU, before we may commence clinical trials or market products in those countries or areas.

The United Kingdom’s (the "U.K.") withdrawal from the EU took place on January 31, 2020. The EU and the U.K. reached an agreement on their new partnership in the Trade and Cooperation Agreement (the "Agreement") to be applied from January 1, 2021. The Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the EU and the U.K. will form two separate markets governed by two distinct regulatory and legal regimes. As such, the Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the U.K. is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency (the "MHRA") becomes responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland will continue to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended) (the "HMR") as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the U.K.’s withdrawal from the EU.

With the exception of the EU/European Economic Area ("EEA") applying the harmonized regulatory rules for medicinal products, the approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly between countries and jurisdictions and can involve additional testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

European Union Drug Development, Review and Approval

In the EU, our product candidates also may be subject to extensive regulatory requirements. As in the United States, medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained. Similar to the United States, the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls.

The Clinical Trials Directive 2001/20/EC, the Directive 2005/28/EC on GCP and the related national implementing provisions of the individual EU Member States govern the system for the approval of clinical trials in the EU. Under this system, an applicant must obtain prior approval from the competent national authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The CTA must be accompanied by, among other documents, an IMPD (investigational medicinal product dossier principally based on the Common Technical Document developed by the International Council for Harmonization) with supporting information prescribed by Directive 2001/20/EC, Directive 2005/28/EC, and where relevant the implementing national provisions of the individual EU Member States and further detailed in applicable guidance documents issued by the European Commission and EMA. All suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the competent national authority and the Ethics Committee of the Member State where the clinical trial takes place.

In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (the "Clinical Trials Regulation") was adopted and it is anticipated to come into application in late 2021 but could be delayed, subject to the full functionality of the Clinical Trials Information System ("CTIS") through an independent audit. The Clinical Trials Regulation will come into application in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC. Conduct of all clinical trials performed in the EU will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable.

The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation will come into application and on the duration of the individual clinical trial. According to the transitional provisions, if a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

The Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of CTAs. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

For any of our product candidates that incorporate a medical device to administer the medicinal product and are intended to be commercialized as a single integral product intended exclusively for use in the given combination and not usable separately, then the combination product is regulated by Directive 2001/83/EC or Regulation (EC) 726/2004 as a medicinal product. However, the medical device used for administration must satisfy the requirements for its general safety and performance under EU law governing general medical devices.

The EU regulatory regime currently provided under Directive 93/42/EEC (the "Medical Devices Directive") will be replaced by Regulation (EU) 2017/745 on medical devices (the "Medical Devices Regulation"). The Medical Devices Regulation came into application on May 26, 2021, subject to the transitional provisions for certain medical devices to remain on the EU market if they were certified under the Medical Devices Directive for a limited period. There are significant changes to the EU regulatory system governing medical devices under the Medical Devices Regulation.

Under the Medical Devices Regulation, data relating to the general safety and performance of the medical device must be contained in an application for marketing authorization for the combination product. Such information must be provided by the manufacturer of the medical device in its EU declaration of conformity or the relevant certificate issued by a notified body allowing the medical device manufacturer to affix a European Conformity (“CE”) mark to the medical device. If the dossier submitted to support the marketing authorization does not include the results of the conformity assessment and where for the conformity assessment of the device, if used separately, the involvement of a notified body is required in accordance with the Medical Devices Regulation, the medicinal products authority such as the EMA can require the applicant for a marketing authorization to provide an opinion on the conformity of the device part with the relevant general safety and performance requirements issued by a designated notified body.

Marketing authorization applications ("MAA") can be filed either under the so-called centralized or national authorization procedures, albeit through the Mutual Recognition or Decentralized procedure for a product to be authorized in more than one EU member state.

Centralized Procedure

The centralized procedure provides for the grant of a single marketing authorization following a favorable opinion by the EMA that is valid in all EU Member States, as well as Iceland, Liechtenstein and Norway, which are part of the EEA. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, advanced-therapy medicines (such as gene-therapy, somatic cell-therapy or tissue-engineered medicines) and products with a new active substance indicated for the treatment of specified diseases, such as HIV/ AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions and viral diseases. The centralized procedure is optional for products that represent a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public health. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use ("CHMP"). Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is of 150 days, excluding stop-clocks.

National Authorization Procedures

There are also two other possible routes to authorize medicinal products in several EU countries, which are available for medicinal products that fall outside the scope of the centralized procedure:

▪
Decentralized procedure. Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EU country of medicinal products that have not yet been authorized in any EU country and that do not fall within the mandatory scope of the centralized procedure. The applicant may choose a member state as the reference member State to lead the scientific evaluation of the application.
▪
Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one EU Member State (which acts as the reference member state), in accordance with the national procedures of that country. Following this, further marketing authorizations can be progressively sought from other EU countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization produced by the reference member state.

Under the above-described procedures, before granting the marketing authorization, the EMA or the competent authorities of the Member States of the EEA assess the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Conditional Marketing Authorization

In specific circumstances, E.U. legislation (Article 14–a Regulation (EC) No 726/2004 (as amended by Regulation (EU) 2019/5 and Regulation (EC) No 507/2006 on Conditional Marketing Authorizations for Medicinal Products for Human Use)) enables applicants to obtain a conditional marketing authorization prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if (1) the product candidate is intended for the treatment, prevention or medical diagnosis of seriously debilitating or life-threatening diseases; (2) the drug candidate is intended to meet unmet medical needs of patients; (3) a marketing authorization may be granted prior to submission of comprehensive clinical data provided that the benefit of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required; (4) the risk-benefit balance of the product candidate is positive, and (5) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.

Pediatric Studies

Prior to obtaining a marketing authorization in the EU, applicants have to demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan ("PIP") covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are set forth in Regulation (EC) No 1901/2006, which is referred to as the Pediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form, or route of administration for a medicine that is already authorized. The Pediatric Committee of the EMA ("PDCO") may grant deferrals for some medicines, allowing a company to delay development of the medicine in children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine in children is not needed or is not appropriate because (a) the product is likely to be ineffective or unsafe in part or all of the pediatric population; (b) the disease or condition occurs only in adult population; or (c) the product does not represent a significant therapeutic benefit over existing treatments for pediatric population.

The EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP. This compliance check requirement applies to (a) a marketing authorization application based on a full stand-alone dossier provided under Article 8(3) of Directive 2001/83/EC and (b) an application for variation or line-extension for a new pharmaceutical form or a new indication where the product is protected by a subsisting supplementary protection certificate (a form of patent extension under EU law) or a patent that qualifies for grant of a supplementary protection certificate.

European Union Regulatory Data Exclusivity

In the EU, new products authorized for marketing (i.e., reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until ten years have elapsed from the initial authorization of the reference product in the EU. The ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

European Union Orphan Designation and Exclusivity

The criteria for designating an orphan medicinal product in the EU are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life- threatening or chronically debilitating condition, (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. The term ‘significant benefit’ is defined in Regulation (EC) 847/2000 to mean a clinically relevant advantage or a major contribution to patient care.

Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten year market exclusivity period, the EMA or the competent authorities of the Member States of the EEA, cannot accept an application for a marketing authorization for a similar medicinal product for the same indication. A similar medicinal product is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The application for orphan designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the marketing authorization application if the orphan designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The ten-year market exclusivity in the EU may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if:

▪
the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;
▪
the applicant consents to a second orphan medicinal product application; or
▪
the applicant cannot supply enough orphan medicinal product.

RLYB211 and RLYB212 have each been granted orphan drug designation by the EMA for the prevention of FNAIT.

PRIME Designation

The EMA grants access to the Priority Medicines ("PRIME") program to investigational medicines for which it determines there to be preliminary data available showing the potential to address an unmet medical need and bring a major therapeutic advantage to patients. As part of the program, EMA provides early and enhanced dialogue and support to optimize the development of eligible medicines and speed up their evaluation, aiming to bring promising treatments to patients sooner. Rallybio anticipates that it will request PRIME designation for certain of our product candidates.

Periods of Authorization and Renewals

A marketing authorization is valid for five years in principle and the marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least nine months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Any authorization which is not followed by the actual placing of the drug on the EU market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid (the so-called sunset clause).

Rest of the World Regulation

For other countries outside of the EU and the United States, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from jurisdiction to jurisdiction. Additionally, the clinical trials must be conducted in accordance with cGCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, and criminal prosecution.

Coverage, Pricing and Reimbursement

Sales of any biopharmaceutical products, if and when approved by the FDA or analogous authorities outside the United States, will depend in significant part on the availability of third-party coverage and reimbursement for the products.

In the United States, third-party payors include government healthcare programs such as Medicare and Medicaid, private health insurers, managed care plans and other organizations. These third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services, including biopharmaceutical products. Significant uncertainty exists regarding coverage and reimbursement for newly approved healthcare products. Coverage does not ensure reimbursement. It is time consuming and expensive to seek coverage and reimbursement from third-party payors. We may need to conduct expensive pharmacoeconomic studies to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA regulatory approvals. Third-party payors may take into account clinical practice guidelines in determining coverage and there may be significant delays before our products are addressed by such guidelines and we cannot predict what position such guidelines would take with respect to our products if and when addressed. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication, or utilize other mechanisms to manage utilization (such as requiring prior authorization for coverage for a product for use in a particular patient). Limits on coverage may impact demand for our products. Even if coverage is obtained, third-party reimbursement may not be adequate to allow us to sell our products on a competitive and profitable basis. As result, we may not be able to maintain price levels high enough to realize an appropriate return on investment in product development.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of our product candidate to currently available therapies (so called health technology assessment ("HTA") in order to obtain reimbursement or pricing approval. For example, subject to the requirements set out in Directive 89/105/EEC relating to the transparency of measures regulating the pricing of medicinal products for human use and their inclusion in the scope of national health insurance systems, EU Member States have the legal competence to set national measures of an economic nature on the marketing of medicinal products in order to control public health expenditure on such products. Accordingly, EU Member States can restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. An EU Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Other EU Member States allow companies to fix their own prices for drug products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the United States and generally tend to be significantly lower.

The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic, and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States and parallel import or distribution (arbitrage between low-priced and high-priced member states) can further reduce prices. Any country that has price controls or reimbursement limitations for drug products may not allow favorable reimbursement and pricing arrangements.

Other U.S. Health Care Laws and Regulations

In the United States, biopharmaceutical manufacturers and their products are subject to extensive regulation at the federal and state level, such as laws intended to prevent fraud and abuse in the healthcare industry. These laws, some of which will apply only if and when we have an approved product, include:

▪
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
▪
federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;
▪
federal Open Payments (or federal “sunshine” law), which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with certain healthcare providers to the Centers for Medicare & Medicaid Services within the U.S. Department of Health and Human Services ("CMS") for re-disclosure to the public, as well as ownership and investment interests held by physicians and their immediate family members;
▪
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
▪
analogous state laws and regulations, including: state anti-kickback and false claims laws; state laws requiring pharmaceutical companies to comply with specific compliance standards, restrict financial interactions between pharmaceutical companies and healthcare providers or report information related to payments to health care providers, marketing expenditures or drug prices; and state laws governing privacy, security and breaches of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and
▪
laws and regulations prohibiting bribery and corruption, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (the "FCPA") which, among other things, prohibits U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations or foreign government-owned or affiliated entities, candidates for foreign public office, and foreign political parties or officials thereof.

Ensuring compliance is time consuming and costly. Violations of the laws may be subject to criminal and/or civil sanctions, including, in some instances, exclusion from participation in federal and state health care programs, which could adversely affect our business, financial condition, results of operations, and prospects.

Similar healthcare laws and regulations exist in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of personal information.

Health Care Reform in the United States and Potential Changes to Health Care Laws

Health care reform has been a significant trend in the U.S. health care industry and elsewhere. In particular, government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services. Under the Trump administration, there were efforts to repeal or modify prior health care reform legislation and regulation and to implement new health care reform measures, including measures related to payment for drugs under government health care programs. The Biden administration has also focused on health care reform, specifically reforms that would address the high cost of drugs.

There has been heightened governmental scrutiny in recent years over the manner in which manufacturers set prices for their marketed products, which has resulted in proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing and reform government program reimbursement methodologies for pharmaceutical and biologic products. At the state level, individual states are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. We expect that additional federal and state health care reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services.

For a more detailed discussion of health care reform in the U.S., see “Risk Factors—Risks Related to Healthcare Laws and Other Legal Compliance Matters.”

Data Privacy Regulation

U.S. Privacy Law

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information, including laws requiring the safeguarding of personal information and laws requiring notification to governmental authorities and data subjects as well as remediation in the event of a data breach.

There have been several developments in recent years with respect to U.S. state data privacy laws. In 2018, California passed into law the California Consumer Privacy Act (the "CCPA"), which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation (the "GDPR"), including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. It also provides California residents a private right of action, including the ability to seek statutory damages, in the event of a breach involving their personal information. Compliance with the CCPA is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. On November 3, 2020, California voters passed a ballot initiative for the California Privacy Rights Act (the "CPRA"), which will significantly expand the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA will also expand personal information rights of California residents, including creating a right to opt out of sharing of personal information with third parties for advertising, expanding the lookback period for the right to know about personal information held by businesses, and expanding the right to erasure for information held by third parties. Most CPRA provisions will take effect on January 1, 2023, though the obligations apply to any personal information collected after January 1, 2022. Similar laws have been proposed or passed at the U.S. federal and state level, including the Virginia Consumer Data Protection Act, which will take effect on January 1, 2023 and the Colorado Consumer Protection Act, which will take effect on July 1, 2023.

General data protection regulation (GDPR)

Many countries outside of the United States maintain rigorous laws governing the privacy and security of personal information. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the EEA, and the processing of personal data that takes place in the EEA, is subject to the GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, and it imposes heightened requirements on companies that process health and other sensitive data, such as requiring in many situations that a company obtain the consent of the individuals to whom the sensitive personal data relate before processing such data. Examples of obligations imposed by the GDPR on companies processing personal data that fall within the scope of the GDPR include providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, appointing a data protection officer, providing notification of data breaches and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million, or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. In July 2020, the Court of Justice of the European Union (the "CJEU"), invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States. On June 4, 2021, the European Commission released two revised sets of standard contractual clauses, which have been designed in part to assist organizations in meeting the requirement of the CJEU’s judgment. However, it is unclear how the use of these clauses will be scrutinized and enforced by supervisory authorities and privacy interest groups, and the process of entering into agreements with new standard contractual clauses, and updating our existing agreements that contain the previous clauses, may lead to additional costs and increase our overall risk exposure. Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR.

Employees and Human Capital Resources

Our employees are driven by our mission to identify and accelerate the development of transformative therapies for patients with rare disorders. We believe that our deep commitment to high ethical and professional standards is fundamental to our mission, and we are determined to build a culture that values diversity, inclusiveness and equity, and empowers a skilled and experienced workforce to perform at the highest levels. We commit our resources and make investments, including through recruiting, training and collaboration, to promote the culture that we desire, and we expect our employees to embrace the company’s values and culture in all that we do.

As of December 31, 2021, we employed 35 full-time employees. Of our full-time employees, 21 employees are engaged in new product sourcing through business development, research, manufacturing, product development and clinical development, and 14 are engaged in executive, finance, human resources, legal and other administrative functions. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based incentive awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. We offer a benefits program that provides resources to help employees manage their health, finances and life outside of work.

Corporate Information and Reorganization

Rallybio Holdings, LLC ("Rallybio Holdings") was formed in Delaware in March 2018 and Rallybio IPD, LLC was formed in Delaware in May 2020. On June 30, 2021, Rallybio IPD, LLC was converted into a Delaware corporation and changed its name to Rallybio Corporation.

Our principal executive offices are located at 234 Church Street, Suite 1020, New Haven, CT 06510 and our telephone number is (203) 859-3820. Our corporate website address is https://www.rallybio.com. Information contained on or accessible through our website.

Prior to the IPO and the Reorganization, the Company was a 100% owned subsidiary of Rallybio Holdings and Rallybio Holdings held 100% of the outstanding membership units in five wholly-owned subsidiaries; Rallybio, LLC, Rallybio IPA, LLC, Rallybio IPB, LLC, Rallybio IPD, LLC, and IPC Research, LLC. On June 30, 2021, Rallybio Holdings completed a series of transactions pursuant to which (i) Rallybio IPD, LLC, a direct subsidiary of Rallybio Holdings, was converted from a Delaware limited liability company to a Delaware corporation and changed its name to Rallybio Corporation, and (ii) four direct subsidiaries of Rallybio Corporation, each a Delaware limited liability company (collectively the "Merger Subs"), each consummated a separate merger with one of Rallybio Holdings direct subsidiaries, other than Rallybio IPD, LLC (collectively the "Asset Subsidiaries"), with the Asset Subsidiaries surviving the mergers and Rallybio Holdings receiving common stock of the Company in exchange for its interest in each Asset Subsidiary, which resulted in the Asset Subsidiaries becoming subsidiaries of the Company and the Company becoming the only direct subsidiary of Rallybio Holdings. On July 28, 2021, immediately prior to the completion of the IPO, Rallybio Holdings liquidated and distributed 100% of the capital stock of the Company, consisting solely of common stock, to the unitholders of Rallybio Holdings. As a result of the liquidation, the unitholders of Rallybio Holdings became the holders of common stock of Rallybio Corporation.

Available Information

Our Internet address is www.rallybio.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act”) are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes appearing in this Annual Report on Form 10-K and the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Some of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic (including any resurgences thereof) and any worsening of the global business and economic environment as a result. Negative consequences from these risks could harm our business, prospects, operating results and financial condition or cause the trading price of our common stock to decline. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. See “Cautionary Note Regarding Forward-Looking Statements.”

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

We are a clinical-stage biotechnology company with a limited operating history. As a result, we are not profitable and have incurred significant losses since our formation. We had net losses of $47.0 million and $26.4 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $94.0 million. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to gain regulatory approval and become commercially viable. Since inception, we have devoted substantially all of our resources to raising capital, organizing and staffing our company, business planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing our product candidates and preparing for clinical trials and establishing arrangements with third parties for the manufacture of our product candidates and component materials, including activities relating to our preclinical development and manufacturing activities for each of our five programs and our Phase 1/2 clinical trial for RLYB211 and Phase 1 clinical trials for RLYB212 and RLYB116. We do not have any product candidates approved for sale and have not generated any revenue from product sales.

We expect to incur significant additional operating losses in the foreseeable future as we advance our programs through preclinical and clinical development, expand our research and development activities, acquire and develop new product candidates, complete preclinical studies and clinical trials, finance our business development strategy, seek regulatory approval for the commercialization of our product candidates and commercialize our products, if approved. The costs of advancing product candidates through each clinical phase tend to increase substantially over the duration of the clinical development process. Therefore, the total costs to advance any product candidate to marketing approval in even a single jurisdiction are substantial. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of any product candidates or achieve or maintain profitability. Our expenses will increase substantially if and as we:

▪
advance a Phase 1 clinical trial for RLYB212, our lead product candidate for our FNAIT program;
▪
advance our clinical trial for RLYB116, and file an IND or a CTA for other product candidates;
▪
advance our natural history alloimmunization study of FNAIT ("FNAIT Natural History Alloimmunization Study"), and other studies to support our development program and related regulatory submissions for RLYB212;
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

We expect to spend significant amounts of capital to complete the development of, seek regulatory approvals for and, if approved, commercialize RLYB212 and RLYB116. These expenditures will include costs related to our ongoing Phase 1/2 clinical trial for RLYB211 and Phase 1 clinical trials for RLYB212 and RLYB116. We expect similar expenditures as we advance our FNAIT Natural History Alloimmunization Study. In addition, we are obligated to make certain milestone and royalty payments in connection with achievement of certain development and commercial milestones as well as the sale of resulting products under our agreements with Prophylix, Sobi and Affibody. We may also spend significant capital to develop laboratory tests, and if required by the FDA or other healthcare agencies, one or more companion diagnostics, to identify patients for inclusion in our clinical trials or who are likely to respond to our product candidates.

Based upon our current operating plan, we believe that our existing cash and cash equivalents as of December 31, 2021, will be sufficient to fund our operating expenses and capital expenditure requirements into at least the next 18 months from the date of this report. This estimate and our expectation to advance the preclinical and clinical development of RLYB212, RLYB116 and any other product candidates are based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, or our clinical trials may be more expensive, time consuming or difficult to design or implement than we currently anticipate. Changing circumstances, including any unanticipated expenses, could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because of the numerous risks and uncertainties, the length of time and scope of activities associated with development of RLYB212, RLYB116 or any product candidate we may develop is highly uncertain, we are unable to estimate the actual amount of funds we will require for development, approval and any approved marketing and commercialization activities. Our future capital requirements, both near and long-term, will depend on many factors, including, but not limited to:

▪
the initiation, progress, timing, costs and results of our clinical trials through all phases of development, including our ongoing Phase 1/2 clinical trial for RLYB211 and Phase 1 clinical trials for RLYB212 and RLYB116, and the development of any other product candidates;
▪
the identification, assessment, acquisition and/or development of additional research programs and additional product candidates;
▪
the outcome, timing and cost of meeting regulatory requirements established by the FDA, the EMA, and other comparable foreign regulatory authorities, including any additional clinical trials required by the FDA, EMA or other comparable foreign regulatory authorities;
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

We will require significant additional capital to advance the development and potential commercialization of our product candidates, which we may raise through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. Depending on our business performance, the economic climate and market conditions, we may be unable to raise additional funds when needed on acceptable terms, or at all. Moreover, the effects of the COVID-19 pandemic continues to impact the global economy and a severe or prolonged economic downturn as a result of the COVID-19 pandemic could result in a variety of challenges for our business, including disruptions in the financial markets, which could adversely impact our ability to raise additional capital when needed or on acceptable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may need to significantly delay, scale back or discontinue the development of one or more of our product candidates or the commercialization of any product that may be approved for marketing, and we could be forced to discontinue operations. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts.

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

Rallybio was founded in January 2018, and our operations to date have been limited to financing and staffing our company, identifying, evaluating and acquiring or in-licensing product candidates and technologies, conducting preclinical studies and our clinical trials for RLYB211, RLYB212 and RLYB116, and preclinical studies for RLYB211, RLYB212, RLYB116 and RLYB114, and developing a pipeline of other preclinical and research programs. We have not yet demonstrated the ability to complete successfully a large-scale, pivotal clinical trial, obtain marketing approval, manufacture a commercial-scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing, obtaining marketing approval for and commercializing pharmaceutical products.

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

Our financial condition and operating results have varied in the past and will continue to fluctuate from quarter-to-quarter and year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following, as well as other factors described elsewhere in this Annual Report on Form 10-K:

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

The ongoing global COVID-19 pandemic is impacting worldwide economic activity, particularly economic activity in the United States, and poses the risk that we or our employees, contractors, suppliers, or other partners may be prevented from or delayed in conducting business activities for an indefinite period of time, including due to shutdowns, quarantines and other public health measures that may be requested or mandated by governmental authorities. The continued prevalence of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain and the manufacture or shipment of both drug substance and finished drug product for our product candidates for preclinical testing or clinical trials, cause diversion of healthcare resources away from the conduct of preclinical and clinical trial matters to focus on pandemic concerns, limit travel in a manner that interrupts key trial activities, such as trial site initiations and monitoring, delay regulatory filings with regulatory agencies in affected areas or adversely affect our ability to obtain or timing to obtain regulatory approvals. These actions have in the past, continue to and could in the future negatively affect our preclinical studies, clinical trials, manufacturing and other business operations, including:

▪
Preclinical studies and clinical trials: The impact of COVID-19 may cause delays and disruptions to some of our preclinical studies and clinical trials. The response to COVID-19 by healthcare providers may delay site initiation, may slow down enrollment and make the ongoing collection of data for patients enrolled in trials more difficult or intermittent. In addition, some participants and clinical investigators may be unable or unwilling to comply with clinical trial protocols. For example, quarantines or other travel limitations have been implemented in many countries and across the United States that may impede participant movement, affect sponsor access to study sites, and/or interrupt healthcare services, which may negatively impact the execution of clinical trials. We initiated a global natural history study for FNAIT in September 2021 that requires screening a large number of potential participants, as well as clinical trials for RLYB212 and RLYB116, and we could experience delays in screening due to COVID-19. Significant delays or disruptions to our preclinical studies or clinical trials could adversely affect our ability to timely initiate studies, conduct successful studies, generate scientifically robust clinical data, obtain regulatory approvals or commercialize our product candidates.
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

We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and prospects. The extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, financial condition and liquidity, including planned and future clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, including the availability, administration rates and duration of efficacy of vaccines and their effectiveness against current or new variants of the virus, and the duration and intensity of the related effects.

We are heavily dependent on the success of RLYB212 and RLYB116, which are in early-stage clinical development or preclinical IND-enabling activities. If we are not able to develop, obtain regulatory approval for, or successfully commercialize our product candidates, or if we experience significant delays in doing so, our business will be materially harmed.

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

In addition, we submitted a CTA in Germany for RLYB212 in July 2021 and we initiated a Phase 1 first-in-human trial in Germany in the fourth quarter of 2021, with proof of concept data from a subsequent Phase 1b trial expected in the third quarter of 2022. Any delays in the advancement of our Phase 1 or Phase 1b trials for

RLYB212 could impact our product development timelines, result in increased costs, affect our ability to obtain marketing approval for RLYB212 according to our plans, and delay commercialization.

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

An important component of our strategy is expanding our pipeline through partnering, acquiring or in-licensing additional product candidates that target validated biology. We also seek to identify and develop product candidates under our joint ventures with Exscientia. If we fail to identify additional potential product candidates, or fail to partner, acquire or in-license additional product candidates, our business could be materially harmed.

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

Before obtaining marketing approval from the FDA, EMA or other comparable regulatory authorities for the sale of our product candidates, we must complete preclinical studies and extensive clinical trials to demonstrate the safety and efficacy of our product candidates. To initiate clinical trials for any future product candidates, we must submit the results of preclinical studies to the FDA, EMA or other comparable foreign regulatory authorities, along with other information, including information about CMC and our proposed clinical trial protocol, as part of an IND or similar regulatory filing that must be accepted by the FDA, EMA or other applicable regulatory authorities before we may proceed with clinical development. In the event that regulators require us to complete additional preclinical studies or we are required to satisfy other regulator requests, such as obtaining alignment on the device regulatory pathway for our FNAIT prevention program, the start of our clinical trials may be delayed or prevented. Even after we receive and incorporate guidance from these regulatory authorities, the FDA, EMA or other regulatory authorities could (i) disagree that we have satisfied their requirements to commence our clinical trial, (ii) change their position on the acceptability of our data, trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or (iii) impose stricter requirements for approval than we currently expect.

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
▪
delays in obtaining IRB approval at each site within the United States, or Independent Ethics Committee ("IEC") approval at sites outside the United States;
▪
delays or problems in analyzing data, or the need for additional analysis or data or the need to enroll additional patients;
▪
failure by us, our CROs, trial sites or investigators to adhere to clinical trial, regulatory, legal or contractual requirements and perform trials in accordance with the FDA’s GCP requirements and trial protocol;
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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs or IECs of the institutions in which such trials are being conducted, the FDA, EMA or other regulatory authorities, or recommended for termination by a Data and Safety Monitoring Board ("DSMB") for such trial. Such authorities may impose a suspension or termination or recommend an alteration to clinical trials due to several factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, the identification of safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions. Furthermore, we rely and will rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we have agreements governing their committed activities, we have limited influence over their actual performance, as described in the section titled “— Risks Related to Our Dependence on Third Parties.”

Our lead product candidates, RLYB212 and RLYB116, are still in development and will require the successful completion of one or more registrational clinical trials before we are prepared to submit a BLA for regulatory approval by the FDA. We cannot predict with any certainty if or when we might complete the development of RLYB212 or RLYB116, submit a BLA for regulatory approval or whether any such BLA will be approved by the FDA.

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

Additionally, we may have difficulty identifying and enrolling patients for our planned clinical trials because the conditions for which we plan to evaluate our current product candidates are rare diseases and we anticipate that there will be limited patient pools from which to draw for clinical trials. Further, because screening for many of these diseases is not widely adopted, and because it can be difficult to diagnose these diseases in the absence of screening, we may have difficulty finding patients who are eligible to participate in our studies or trials. For example, participants in clinical trials for RLYB211 and RLYB212 have the rare HPA-1b/b genotype and we may have difficulty identifying participants for these clinical trials. In addition, our clinical trials for RLYB116 will compete with other clinical trials for product candidates that are currently being tested in clinical trials for PNH and gMG and this competition will reduce the number and types of patients available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Furthermore, any negative results we may report in clinical trials of any of our product candidates may make it difficult or impossible to recruit and retain patients in other clinical trials of that same or a similar product candidate.

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

The results of preclinical studies, clinical trials or analyses of the results from such trials, may not be predictive of the results of later clinical trials. Product candidates in later clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and prior clinical trials or having shown promising results based on analyses of data from earlier trials. Late-stage clinical trials may include a larger number of patients and could differ in other significant ways from early-stage clinical trials, including changes to inclusion and exclusion criteria, patient population, efficacy endpoints, dosing regimen and statistical design. Our Phase 1/2 clinical trial for RLYB211 is single blinded, making it difficult to predict how rapid platelet clearance will lead to prevention of alloimmunization in pregnant women at higher risk for FNAIT and whether any favorable results that we may observe in such trial will be repeated in larger and more advanced clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in later-stage clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding earlier promising results. In addition, conclusions based on promising data from analyses of clinical results, such as the prospective and post hoc analysis of results may be shown to be incorrect in subsequent clinical trials that have pre-specified end points or may not be considered adequate by regulatory authorities. We believe data from our Phase 1/2 clinical trial of RLYB211 has demonstrated proof of concept of our proposed mechanism of action and supported advancing RLYB212 into clinical trials, however, we cannot guarantee that clinical trial results will be similar for RLYB212. Even if we complete later clinical trials as planned, we cannot be certain that their results will support the safety and efficacy requirements sufficient to obtain regulatory approval, and, as a result, our clinical development plans may be materially harmed.

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

Adverse events or undesirable side effects caused by any product candidates we develop could cause us or regulatory authorities or IRBs, IECs or DSMBs, where applicable, to interrupt, delay, or halt clinical trials and, if we seek approval of any such product candidate, could result in a more restrictive label, imposition of a REMS program by the FDA or the delay or denial of regulatory approval by the FDA, EMA or other comparable foreign regulatory authorities. Additionally, the administration process or related procedures associated with our product candidates also may cause adverse side effects. Even if we determine that serious adverse events are unrelated to study treatment, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Results of any clinical trial we conduct could reveal a high and unacceptable severity and prevalence of side effects. For example, complement inhibitors have, by design, immunosuppressive effects and, in some cases, may be administered to patients with significantly compromised health. As a result, administration of RLYB116 could make patients more susceptible to infection. The chronic dosing of patients with RLYB116 could lead to an immune response that causes adverse reactions or impairs the activity and/or efficacy. Patients may develop an allergic reaction to the drug and/or develop antibodies directed at RLYB116, or may require immunization with a meningococcal vaccine and prophylactic antibiotics. An immune response that causes adverse reactions or impairs the activity of RLYB116 could cause a delay in or termination of our development plans.

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

In the United States, we are not permitted to market a product candidate until we receive approval of a BLA or a NDA from the FDA. The process of obtaining BLA and NDA approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Approval policies or regulations may change, and the FDA and other regulatory authorities have substantial discretion in the approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. In addition, the FDA may require post-approval clinical trials or studies as a condition of approval, which also may be costly. The FDA approval for a limited indication or approval with required warning language, such as a boxed warning, could significantly impact our ability to successfully market our product candidates. The FDA also may require adoption of a REMS requiring prescriber training, post-market registries, or otherwise restricting the marketing and dissemination of these products. The FDA may inform us that an approved device, including a companion diagnostic, is required to obtain marketing approval of RLYB212. Companion diagnostics are subject to regulation as medical devices and must be separately approved for marketing by the FDA. Certain of our product candidates will rely on delivery systems, such as PFSs, pen-injectors and/or autoinjectors, and may ultimately be regulated as a drug/device combination product. Although the FDA and similar foreign regulatory agencies have systems in place for the review and approval of combination products, we may experience delays in the development and commercialization of our product candidates due to regulatory timing constraints and uncertainties in the product development and approval process. Despite the time and expense invested in the clinical development of product candidates, regulatory approval is never guaranteed for our product candidates or a companion diagnostic, if required. Assuming successful clinical development, we intend to seek product approvals in countries outside the United States, including in Europe. As a result, we would be subject to regulation by the EMA, as well as the other regulatory agencies in these countries.

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

If safe and effective use of RLYB212 or any of our other product candidates depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of that test, known as a companion diagnostic, at the same time that the FDA approves our product candidates. The process of development and approval of such diagnostic is time consuming and costly. Companion diagnostics, which provide information that is essential for the safe and effective use of a corresponding therapeutic product, are subject to regulation by the FDA, EMA and other comparable foreign regulatory authorities as medical devices and require separate regulatory approval from therapeutic approval prior to commercialization. The FDA previously has required in vitro diagnostic tests intended to select the patients who will respond to a product candidate to obtain PMA simultaneously with approval of the therapeutic candidate. The PMA process, including the gathering of preclinical and clinical data and the submission and review by the FDA, can take several years or longer. It involves a rigorous pre-market review during which the applicant must prepare and provide FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing, and labeling. After a device is placed on the market, it remains subject to significant regulatory requirements, including requirements governing development, testing, manufacturing, distribution, marketing, promotion, labeling, import, export, record-keeping, and adverse event reporting.

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

The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. Our success is highly dependent on our ability to acquire, develop, and obtain marketing approval for new products on a cost-effective basis and to market them successfully. If a product candidate we develop is approved, we will face intense competition. There are many public and private biopharmaceutical companies, universities, government agencies and other research organizations actively engaged in the research and development of products that may be like our product candidates or address similar markets. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. In addition, the number of companies seeking to develop and commercialize products and therapies competing with our product candidates is likely to increase. However, we seek to build our portfolio with key differentiating attributes to provide a competitive advantage in the markets we target. We believe RLYB212 could be a first-in-class antibody for the prevention of FNAIT, and no direct mechanistic based clinical competition currently exists. Our second product candidate, RLYB116 faces competition from a number of companies for the treatment of patients with PNH and gMG, including Soliris and Ultomiris marketed by AstraZeneca. If we successfully develop and, if approved, commercialize RLYB116, this therapy may compete, or potentially be used in conjunction, with currently marketed treatments, including Soliris and Ultomiris, and any new therapies that may become available in the future.

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

In response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. In April 2021, the FDA released additional guidance on its handling of inspections during the COVID-19 pandemic, addressing situations where the FDA may request to conduct a remote interactive evaluation. While participation in a remote interactive evaluation is voluntary, declining the FDA’s guidance could impede the FDA’s ability to make a timely regulatory decision (e.g., regarding adequacy of a clinical trial used in support of a pending application or adequacy of a drug manufacturing operation described in the application). Additionally, in July 2021, the FDA transitioned to the “base-case scenario” in its “Resiliency Roadmap for FDA Inspectional Oversight,” where the FDA will move to standard operational levels for domestic surveillance inspections, though there was another pause in domestic inspectional activities in early 2022 as a result of the COVID-19 Omicron variant. Regulatory authorities outside the United States may also impose similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval preclinical and clinical testing, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, and advertising and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of the FDA and other regulatory authorities. These requirements include submissions of safety and other post- marketing information and reports, establishment registration and drug listing requirements, continued compliance with current cGMP requirements regarding the distribution of samples to physicians and recordkeeping and GLP and GCP requirements for non-clinical studies and any clinical trials that we conduct post-approval.

The FDA may also require costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. Additionally, the FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in a manner that is consistent with the provisions of the approved labeling. If we market our products for uses beyond their approved indications or otherwise inconsistent with the FDA-approved labeling, we may be subject to enforcement action for off-label marketing by the FDA and other federal and state enforcement agencies, including the Department of Justice. Violation of the FDCA and other statutes, including the False Claims Act, and equivalent legislation in other countries relating to the promotion and advertising of prescription products may also lead to investigations or allegations of violations of federal and state and other countries’ health care fraud and abuse laws and state consumer protection laws. Even if it is later determined we were not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our actions and have to divert significant management resources from other matters.

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

The Biologics Price Competition and Innovation Act of 2009 (the "BPCIA") was enacted as part of the Patient Protection and Affordable Care Act (the "ACA") to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still develop and receive approval of a competing biologic, so long as their BLA does not rely on the reference product, sponsor’s data or submit the application as a biosimilar application. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty, and any new policies or processes adopted by the FDA could have a material adverse effect on the future commercial prospects for our biological products.

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

Once an NDA is approved, the product covered thereby becomes a “reference listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of ANDAs in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials to assess safety and efficacy. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labelling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product.

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

As of December 31, 2021, we had 35 full-time employees, upon whom we rely for various administrative, research and development, business development and other support services shared among our subsidiaries and the Exscientia joint venture. The size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support the operations of all of our subsidiaries and the Exscientia joint venture, including their research and development activities, the management of financial, accounting, and reporting matters, and the oversight of our third-party vendors and partners. If our centralized team or our third party vendors and partners performing such functions fail to provide adequate administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.

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

While we provide oversight of manufacturing activities, we have limited ability to control the execution of manufacturing activities by, and are or will be dependent on, our CMOs for compliance with cGMP requirements for the manufacture of our product candidates by our CMOs. As a result, we are subject to the risk that our product candidates may have manufacturing defects or fail to comply with regulatory requirements, which we have limited ability to prevent. CMOs may also have competing obligations that prevent them from manufacturing our product candidates in a timely manner. If a CMO cannot successfully manufacture drug substance that conforms to our specifications and the regulatory requirements, we will not be able to secure or maintain regulatory approval for the use of our product candidates in clinical trials, or for commercial distribution of our product candidates, if approved. In addition, we have limited control over the ability of our CMOs to maintain adequate quality control, quality assurance, and qualified personnel, and we were not involved in developing our CMOs’ policies and procedures.

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

In the United States and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes, and additional proposed changes, to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of health care. For example, in March 2010, the ACA was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers. The ACA expanded health care coverage through a Medicaid expansion and the implementation of the individual mandate for health insurance coverage. The ACA also imposed an annual fee payable on manufacturers of branded prescription drugs and biologic agents (other than those designated as orphan drugs) and included changes to the coverage and reimbursement of drug products under government healthcare programs. Such changes included an expansion in the Medicaid drug rebate program and an increase in the statutory minimum rebates a manufacturer must pay under the program as well as a new Medicare Part D coverage gap discount program requiring manufacturers to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period in exchange for coverage of the drugs under Medicare Part D. Under the Trump administration, there were ongoing efforts to modify or repeal all or certain provisions of the Healthcare Reform Act. For example, tax reform legislation was enacted at the end of 2017 that eliminated the tax penalty established under the ACA for individuals who do not maintain the mandated health insurance coverage beginning in 2019. The ACA has also been subject to judicial challenge. As another example, in June 2021, the Supreme Court rejected the most recent challenge to the constitutionality of the ACA on the grounds that the states and individuals that brought the challenge did not have standing.

Beyond the ACA, there have been ongoing health care reform efforts, including a number of recent actions. Some recent healthcare reform efforts have sought to address certain issues related to the COVID-19 pandemic, including an expansion of telehealth coverage under Medicare, accelerated or advanced Medicare payments to healthcare providers and payments to providers for COVID-19-related expenses and lost revenues. Other reform efforts affect pricing or payment for drug products. For example, subsequent to the ACA, the Medicaid Drug Rebate Program was subject to statutory and regulatory changes and the discount that manufacturers of Medicare Part D brand name drugs must provide to Medicare Part D beneficiaries during the coverage gap increased from 50% to 70%. Additional reform efforts are likely. The Biden administration has focused on reforms that would address the high cost of drugs. In response to an Executive Order from President Biden, the Secretary of HHS issued a comprehensive plan for addressing high drug prices that describes a number of legislative approaches and identifies administrative tools to address the high cost of drugs. And Democrats included drug pricing reform provisions reflecting elements of the plan in a broader proposed spending package in late 2021 -

such as capping Medicare Part D patients out-of-pocket costs; establishing penalties for drug prices that increase faster than inflation in Medicare; and authorizing the federal government to negotiate prices on certain, select high cost drugs under Medicare Parts B and D. Healthcare reform efforts have been and may continue to be subject to scrutiny and legal challenge. For example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Pursuant to court order, the removal was delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026.

There have also been efforts by federal and state government officials or legislators to implement measures to regulate prices or payment for pharmaceutical products, including legislation on drug importation. Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, at the federal level, there have been administration initiatives, Congressional inquiries and proposed federal and state legislation designed to bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient assistance programs and reform government program reimbursement methodologies for drugs.

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

General legislative cost control measures may also affect reimbursement for our product candidates. The Budget Control Act, as amended, resulted in the imposition of 2% reductions in Medicare (but not Medicaid) payments to providers in 2013 and will remain in effect through 2030 (except May 1, 2020 to March 31, 2022) unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

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

▪
U.S. HIPAA which, in addition to privacy protections applicable to healthcare providers and other entities, prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
▪
U.S. FDCA, which among other things, strictly regulates drug marketing, prohibits manufacturers from marketing such products prior to approval or for off-label use and regulates the distribution of samples;
▪
U.S. federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;
▪
U.S. federal Open Payments (or federal “sunshine” law), which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with certain healthcare providers to CMS for re-disclosure to the public, as well as ownership and investment interests held by physicians and their immediate family members;
▪
U.S. federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
▪
analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws; state laws requiring pharmaceutical companies to comply with specific compliance standards, restrict financial interactions between pharmaceutical companies and healthcare providers or report information related to payments to health care providers, marketing expenditures or drug prices; and state laws governing privacy, security, and breaches of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts;
▪
U.S. laws and regulations prohibiting bribery and corruption, such as the FCPA, which, among other things, prohibits U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations or foreign government-owned or affiliated entities, candidates for foreign public office, and foreign political parties or officials thereof;
▪
similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of personal information, such as, where applicable, the GDPR which imposes obligations and restrictions on the collection, use, and disclosure of personal data relating to individuals located in the EU and the EEA (including health data). See “—Our business operations may subject us to data protection laws, including the GDPR, the United Kingdom GDPR, the CCPA and other similar laws”; and
▪
laws and regulations prohibiting bribery and corruption such as the FCPA, which, among other things, prohibits U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations or foreign government-owned or affiliated entities, candidates for foreign public office, and foreign political parties or officials thereof.

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

Our business operations may subject us to data protection laws, including the GDPR, the United Kingdom GDPR, the CCPA and other similar laws.

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

Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA and the United Kingdom to the United States. Most recently, on July 16, 2020, the CJEU invalidated the EU-US Privacy Shield Framework (the "Privacy Shield") under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. On June 4, 2021, the European Commission released two revised sets of standard contractual clauses, which have been designed in part to assist organizations in meeting the requirement of the CJEU’s judgment. However, it is unclear how the use of these clauses will be scrutinized and enforced by supervisory authorities and privacy interest groups, and the process of entering into agreements with new standard contractual clauses, and updating our existing agreements that contain the previous clauses, may lead to additional costs and increase our overall risk exposure.

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

In the United States, The CCPA came into effect in January 2020 and, among other things, requires new disclosures to California individuals and affords such individuals new abilities to opt out of certain sales of personal information, and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Because we have not yet generated revenue and do not meet the CCPA’s other jurisdictional tests, we do not yet meet the applicable threshold for the CCPA to apply to our business. If our business becomes subject to CCPA in the future, it could increase our compliance costs and potential liability. Further, the CPRA recently passed in California, which will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, though the obligations for covered businesses will apply to any personal information collected after January 1, 2022. Similar laws have been proposed or passed at the U.S. federal and state level, including the Virginia Consumer Data Protection Act, which will take effect on January 1, 2023 and the Colorado Consumer Protection Act, which will take effect on July 1, 2023. We expect to be subject to additional privacy laws at both the U.S. state level and abroad, as many jurisdictions worldwide in addition to those examples described above have either recently passed data privacy legislation or are considering enacting such legislation. As such, we will need to review periodically our operations in comparison to developments in such laws. Achieving and sustaining compliance with applicable international, federal and state privacy, security, fraud and reporting laws may prove time-consuming and costly.

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

We, or our licensors, may be subject to a third-party pre-issuance submission of prior art to the USPTO or become involved in opposition, derivation, revocation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others in the United States and/or foreign countries. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. If the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

In the United States, the term of a patent that covers an FDA-approved drug may be eligible for limited PTE which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, permits a PTE of up to five years beyond the expiration date of the patent. The length of the PTE is related to the length of time the drug is under regulatory review. A PTE cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. In addition, the patent term of only one patent applicable to an approved drug may be extended, and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar provisions are available in Europe and certain other non-United States jurisdictions to extend the term of a patent that covers an approved drug. While, in the future, if and when our product candidates receive FDA approval, we expect to apply for PTEs on patents covering those product candidates, there is no guarantee that the applicable authorities will agree with our assessment of whether such extensions should be granted and, even if granted, the length of such extensions. We may not be granted PTE either in the United States or in any foreign country, even where that patent is eligible for PTE, if, for example, we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the regulatory authority could be less than we request. If we obtain such an extension, it may be for a shorter period than we had sought. If we are unable to obtain any PTE or the term of any such extension is less than we request, our competitors may obtain approval of competing products following the expiration of our patent rights, and our business, financial condition, results of operations and prospects could be materially harmed.

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

▪
the patents of others may harm our business; and
▪
we may choose not to seek patent protection in order to maintain certain trade secrets or know-how, and a third-party may subsequently file a patent covering such intellectual property.

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

Since the shares of our common stock were offered in our IPO in July 2021 at a price of $13.00 per share and through March 9, 2022, the price per share of our common stock has ranged from as low as $8.33 to as high as $23.40. Some of the factors that may cause the market price of our common stock to fluctuate include:

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
▪
general economic, industry, and market conditions; and
▪
the other factors described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K.

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

A significant portion of our total outstanding shares may be sold into the market, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of March 9, 2022, we have 32,130,970 shares of common stock outstanding. All of these shares may be resold in the public market immediately, unless held by our affiliates who are subject to volume limitations under Rule 144. Moreover, as of December 31, 2021 holders of an aggregate of 23,094,614 shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also registered an aggregate of 5,731,668 shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Insiders have substantial influence over us, which could limit your ability to affect the outcome of key transactions, including a change of control.

Our directors and executive officers and their affiliates beneficially own shares representing approximately 60% of our outstanding common stock as of March 9, 2022. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

We are an “emerging growth company,” as defined in the JOBS Act and we may remain an emerging growth company until December 31, 2026. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX Section 404"), not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, the state or federal courts (as appropriate) within the State of Delaware are exclusive forums for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws, (4) action against us or any of our directors or officers involving a claim or defense arising pursuant to the Exchange Act or the Securities Act of 1933 (the "Securities Act"), or (5) any other action asserting a claim against us that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation described above. This exclusive forum provision does not apply to claims which are vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery of the State of Delaware, or for which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction. For instance, the provision does not apply to actions arising under federal securities laws, including suits brought to enforce any liability or duty created by the Exchange Act or the rules and regulations thereunder. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our federal forum provision. If the federal forum provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The federal forum provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid.

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
▪
certain expenses, including, among others, expenses for travel, translation, and insurance; and
▪
regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the FCPA its books and records provisions, or its anti-bribery provisions, as well as other applicable laws and regulations prohibiting bribery and corruption.

Any of these factors could significantly harm any future international expansion and operations and, consequently, our results of operations.

U.S. federal income tax reform could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review through the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, the Tax Cuts and Jobs Act, (the "TCJA"), was enacted in 2017 and significantly reformed the Code. The TCJA, among other things, contains significant changes to corporate and individual taxation, some of which could adversely impact an investment in our common stock. Additionally, on March 27, 2020, President Trump signed into law the CARES Act, which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 pandemic, including temporary beneficial changes to the treatment of NOLs, interest deductibility limitations and payroll tax matters. There also may be technical corrections legislation or other legislative changes proposed with respect to the TCJA and CARES Act, the effects of which cannot be predicted and may be adverse to us or our stockholders. Future changes in tax laws could have a material adverse effect on our business, cash flows, financial condition or results of operations. In particular, proposed tax legislation, including the proposed Build Back Better Act in the United States could result in significant changes in, and uncertainty with respect to, tax legislation, regulation and government policy directly affecting our business or indirectly affecting us because of impacts on our customers and suppliers. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

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

Unfavorable global economic conditions and geopolitical instability could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, or additional global financial crises, could result in a variety of risks to our business, including weakened demand for our product candidates, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. Further, geopolitical instability outside the U.S. may also impact our operations or affect global markets, such as the recent invasion of Ukraine by Russia. While we do not currently conduct clinical trials in the Ukraine or Russia, we cannot be certain what the overall impact of these events will be on our business or on the business of any of our third party partners, including our contract research organizations, contract manufacturers or other partners. The impact of these events could also expand into other markets where we do business. Similarly, the volatility associated with the COVID-19 pandemic has caused significant instability and disruptions in the capital and credit markets. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which current geopolitical tensions, the economic climate and the financial market conditions could adversely impact our business.

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

Pursuant to Section 404 of SOX Section 404, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our second filing of an Annual Report on Form 10-K with the SEC after we become a public company. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with SOX Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by SOX Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

Our corporate headquarters is located at 234 Church Street, Suite 1020, New Haven, CT 06510, where we lease and occupy 9,000 square feet of office space. The current term of our leases in New Haven expire September 30, 2025. We also lease 117 square feet of office space at 400 Farmington Avenue, Suite R2846, Farmington, CT 06032. The current term of our Farmington lease expires January 31, 2023. We believe that this office space is sufficient to meet our current needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trade on the Nasdaq Global Select Market under the symbol “RLYB.” Trading of our common stock commenced on July 29, 2021 in connection with our IPO. Prior to that time, there was no established public trading market for our common stock.

Stockholders

As of December 31, 2021, there were 52 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any dividends on our capital stock. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, business prospects and other factors our board of directors deems relevant, and subject to the restrictions contained in any future financing instruments. Our ability to pay cash dividends on our capital stock in the future may also be limited by the terms of any preferred securities we may issue or agreements governing any indebtedness we may incur.

Securities Authorized for Issuance Under Equity Compensation Plan

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	1,357,784	12.72	1,985,961
Equity compensation plans not approved by security holders	-	-	-

(1) Reflects number of shares of common stock to be issued upon exercise of outstanding options under our 2021 Equity Incentive Plan. This figure does not include 2,274,707 outstanding restricted stock awards and restricted stock units that were issued under the 2021 Equity Incentive Plan.

(2) Includes 1,694,637 shares available for future issuance under the 2021 Equity Incentive Plan and 291,324 under the 2021 Employee Stock Purchase Plan as of December 31, 2021.

Use of Proceeds from Registered Securities

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

We received aggregate gross proceeds from our IPO of $92.7 million, or aggregate net proceeds of $83.0 million after deducting underwriting discounts and commissions and other offering costs. None of the underwriting discounts and commissions or offering costs were incurred or paid, directly or indirectly, to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

As of December 31, 2021, we had not used any of the net proceeds from the IPO. There has been no material change in our planned use of the net proceeds from final prospectus for the IPO filed with the Securities Exchange Commission pursuant to Rule 424(b) under the Securities Act.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See “Cautionary Note Regarding Forward-Looking Statements.”

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

Our most advanced program is for the prevention of FNAIT, a potentially life-threatening rare hematological disease that impacts fetuses and newborns. We are evaluating RLYB211, a polyclonal anti-HPA-1a antibody, in a Phase 1/2 clinical trial, which we believe has established proof of concept for RLYB211 and provides support for our proposed mechanism of action. Our FNAIT program will move forward with our lead product candidate, RLYB212, a monoclonal anti-HPA-1a antibody. We submitted a CTA for RLYB212 in July 2021 and initiated a Phase 1 first-in-human trial in Germany in the fourth quarter of 2021. We are also focused on developing therapies that address diseases of complement dysregulation, including PNH, gMG, and ophthalmic disorders. RLYB116 is a novel, potentially long-acting, subcutaneously administered inhibitor of C5 in development for the treatment of patients with PNH and gMG. We received approval in the fourth quarter of 2021 for a HREC submission to support the Phase 1 trial of RLYB116 in healthy participants and in the first quarter of 2022, we initiated the Phase 1 trial in Australia. RLYB114 is a pegylated C5 inhibitor in preclinical development for the treatment of complement-mediated ophthalmic diseases, and we expect to submit an IND for this product candidate in the first half of 2023. Additionally, in collaboration with Exscientia, we have two discovery-stage programs focused on the identification of small molecule therapeutics for patients with rare metabolic diseases.

Since inception, we have devoted substantially all of our resources to raising capital, organizing and staffing our company, business planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing our product candidates, preparing for clinical trials and establishing arrangements with third parties for the manufacture of our product candidates and component materials, including activities relating to our preclinical development and manufacturing activities for each of our five programs. We do not have any product candidates approved for sale and have not generated any revenue from product sales.

Since our inception, we have funded our operations primarily through equity financings. From our inception and prior to our IPO, we received proceeds of approximately $182.5 million from equity financing. In August 2021, we closed our IPO and issued and sold 7,130,000 shares of common stock, inclusive of 930,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $13.00 per share. We received net proceeds of approximately $83.0 million, after deducting underwriting discounts and commissions and other offering costs paid by us.

As of December 31, 2021, we had cash and cash equivalents of $175.3 million. We believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital requirements for at least the next 18 months from the date of this report. This estimate and our expectation to advance the preclinical and clinical development of RLYB212, RLYB116, and any other product candidates are based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, or our clinical trials may be more expensive, time consuming or difficult to design or implement than we currently anticipate. See “—Liquidity and Capital Resources.”

To date, we have devoted most of our financial resources to research and development, including our preclinical development and manufacturing activities for each of our five programs. We have not commercialized any products and have never generated revenue from the commercialization of any product.

We have incurred significant operating losses since inception, including net losses of $47.0 million and $26.4 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $94.0 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We expect to incur significant additional operating losses in the foreseeable future as we advance our programs through preclinical and clinical development, expand our research and development activities, acquire and develop new product candidates, complete preclinical studies and clinical trials, finance our business development strategy, seek regulatory approval for the commercialization of our product candidates and commercialize our products, if approved. Our expenses will increase substantially if and as we:

▪
advance our Phase 1 clinical trial for RLYB212, our lead product candidate for our FNAIT prevention program;
▪
advance our clinical trial for RLYB116, and file an IND or a CTA for other product candidates;
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

In July 2021, data generated from the first cohort of healthy participants in our Phase 1/2 clinical trial for RLYB211 was presented at the ISTH Congress demonstrated the ability of an anti-HPA-1a antibody to rapidly eliminate transfused HPA-1a positive platelets from the circulation of healthy HPA-1a negative participants. In the fourth quarter of 2021, we announced additional new data from our ongoing Phase 1/2 trial of RLYB211 that demonstrated RLYB211 was able to accelerate the elimination of HPA-1a-positive platelets through 7 days following administration compared with placebo, simulating a real-world treatment approach to preventing FNAIT. Based on these results, we believe that targeting HPA-1a with an anti-HPA-1a antibody has the potential to prevent maternal alloimmunization and thereby the occurrence of FNAIT.

In the third quarter of 2021, Rallybio initiated a FNAIT natural history alloimmunization study. This prospective, non-interventional, multinational study is designed to determine the frequency of women at higher FNAIT risk among expectant mothers of different racial and ethnic characteristics, as well as the frequency of HPA-1a alloimmunization and pregnancy outcomes among these women. We expect that data from this study will be used to support future registration of RLYB212, by providing historical controlled data to support a single-arm Phase

2/3 registration trial design. Additionally, the FNAIT natural history study will operationalize de novo the laboratory test paradigm for FNAIT risk and generate FNAIT laboratory test performance data for future regulatory discussions.

In the fourth quarter of 2021, we announced additional data that demonstrated RLYB211 was able to accelerate the elimination of HPA-1a-positive platelets through 7 days following administration compared with placebo, simulating a real-world treatment approach to preventing FNAIT. Based on these results, we believe that targeting HPA-1a with an anti-HPA-1a antibody has the potential to prevent maternal alloimmunization and therefore the occurrence of FNAIT. For RLYB212, our lead product candidate we initiated a Phase 1 first-in-human trial in Germany in the fourth quarter of 2021, and anticipate reporting data from a Phase 1b proof of concept trial in the third quarter of 2022.

In the fourth quarter of 2021 we received approval for a HREC submission to support the Phase 1 trial of RLYB116 in healthy participants and in the first quarter of 2022, we initiated the Phase 1 trial in Australia.

Reorganization

Prior to the IPO and the Reorganization, the Company was a 100% owned subsidiary of Rallybio Holdings, LLC ("Rallybio Holdings"), a Delaware limited liability company which was incorporated in Delaware on March 22, 2018 and Rallybio Holdings held 100% of the outstanding membership units in five wholly-owned subsidiaries; Rallybio, LLC, Rallybio IPA, LLC, Rallybio IPB, LLC, Rallybio IPD, LLC, and IPC Research, LLC. On June 30, 2021, Rallybio Holdings completed a series of transactions pursuant to which (i) Rallybio IPD, LLC, a direct subsidiary of Rallybio Holdings that was formed in Delaware in May 2020, was converted from a Delaware limited liability company to a Delaware corporation and changed its name to Rallybio Corporation, and (ii) four direct subsidiaries of Rallybio Corporation, each a Delaware limited liability company (collectively the "Merger Subs"), each consummated a separate merger with one of Rallybio Holdings direct subsidiaries, other than Rallybio IPD, LLC (collectively the "Asset Subsidiaries"), with the Asset Subsidiaries surviving the mergers and Rallybio Holdings receiving common stock of the Company in exchange for its interest in each Asset Subsidiary, which resulted in the Asset Subsidiaries becoming subsidiaries of the Company and the Company becoming the only direct subsidiary of Rallybio Holdings. On July 28, 2021, immediately prior to the completion of the IPO, Rallybio Holdings liquidated and distributed 100% of the capital stock of the Company, consisting solely of common stock, to the unitholders of Rallybio Holdings. The liquidation of Rallybio Holdings and distribution of the capital stock of Rallybio Corporation to the unitholders of Rallybio Holdings is referred to as the “Liquidation” and these other transactions are collectively referred to as the “Reorganization.” As a result of the Reorganization and subsequent Liquidation, the unitholders of Rallybio Holdings became the holders of common stock of Rallybio Corporation, and the Company's consolidated financial statements are subsequently reported from Rallybio Corporation.

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

We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and prospects. The extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, financial condition and liquidity, including planned and future clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, including the availability, administration rates and duration of efficacy of vaccines and their effectiveness against the current or new variants of the virus, and the duration and intensity of the related effects.

Components of Results of Operations

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred in connection with our research and development activities, including our drug discovery efforts and the development of our product candidates. We expense research and development costs as incurred, which include:

▪
external research and development expenses incurred under agreements with third parties, such as CROs as well as investigative sites and consultants that conduct our clinical trials and other scientific development services;
▪
costs related to manufacturing material for our clinical trials, including fees paid to CMOs;
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

We do not allocate employee costs, costs associated with our facilities, including depreciation or other indirect costs, to specific programs because these costs are deployed across multiple programs and, as such, are not separately classified. We use internal resources and third-party consultants primarily to conduct our research and development activities as well as for managing our process development, manufacturing and clinical development activities.

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

Any changes in the outcome of any of these variables with respect to the development of our product candidates in clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. For example, if the FDA, the EMA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

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

Loss on Investment in Joint Venture

The Company recognizes its pro-rata share of losses in the joint venture with Exscientia on its consolidated statements of operations and comprehensive loss within the loss on investment in joint venture line item, with a corresponding change to the joint venture investment asset on the consolidated balance sheets for equity method investments for which it does not have a controlling interest in.

Results of Operations

Comparison of the years ended December 31, 2021 and 2020

The following table summarizes our results of operations:

	FOR THE YEAR ENDED DECEMBER 31,
	2021	2020	CHANGE
(in thousands)
Operating expenses:
Research and development	$26,909	$17,630	$9,279
General and administrative	18,739	7,673	11,066
Total operating expenses	45,648	25,303	20,345
Loss from operations	(45,648)	(25,303)	(20,345)
Total other income, net:	140	363	(223)
Income tax benefit	—	(15)	15
Loss on investment in joint venture	1,505	1,522	(17)
Net loss and comprehensive loss	$(47,013)	$(26,447)	$(20,566)

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development costs for each of the periods presented:

	FOR THE YEAR ENDED DECEMBER 31,
	2021	2020	CHANGE
(in thousands)
Direct research and development by program
RLYB211	$1,554	$4,099	$(2,545)
RLYB212	10,936	3,686	7,250
RLYB116	5,236	5,842	(606)
RLYB114	2,092	13	2,079
Other direct costs	55	37	18
Other unallocated research and development costs
Personnel expenses (including share-based compensation)	6,604	3,883	2,721
Other expenses	432	70	362
Total research and development expenses	$26,909	$17,630	$9,279

Research and development expenses were $26.9 million for the year ended December 31, 2021, compared to $17.6 million for the year ended December 31, 2020. The increase of $9.3 million was primarily due to:

▪
a $7.3 million increase in costs related to the development of RLYB212 mainly attributable to increased external clinical manufacturing activities and other research and development costs as compared to the year ended December 31, 2020, in addition to a $2.1 million increase attributable to increased preclinical research and development costs and increased external clinical manufacturing activities related to the development of RLYB114 as compared to the year ended December 31, 2020, partially offset by a $2.5 million decrease in costs related to the development of RLYB211 and a $0.6 million decrease in costs related to the development of RLYB116 as compared to the year ended December 31, 2020; and
▪
a $2.7 million increase in personnel-related costs, including share-based compensation expense, primarily due to an increase in research and development related headcount as compared to the year ended December 31, 2020.

We anticipate that our research and development expenses will continue to increase as we continue our current research programs, initiate new research programs, continue our preclinical development of product candidates and conduct future clinical trials for any of our product candidates.

General and Administrative Expenses

General and administrative expenses were $18.7 million for the year ended December 31, 2021, compared to $7.7 million for the year ended December 31, 2020. The increase of $11.1 million is primarily related to an increase in payroll and personnel-related costs due to an increase in general and administrative related headcount, including an increase of $2.0 million in share-based compensation, and an increase in other professional fees, costs associated with operating as a public company and an increase in business development supporting expenses.

We anticipate that our general and administrative expenses will continue to increase as we increase headcount that provide administrative support to our research and development activities. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs, as well as investor and public relations expenses associated with operating as a public company for a full year in 2022 as compared to 2021.

Total Other Income, Net

Total other income, net, for the year ended December 31, 2021 was $0.1 million compared to $0.4 million for the year ended December 31, 2020. The decrease in total other income of $0.2 million is primarily related to a change in estimate of our state tax credits and a decrease in interest income due to lower market interest rates during 2021 as compared to the year ended December 31, 2020.

Loss On Investment In Joint Venture

Loss on investment in joint venture for each of the years ended December 31, 2021 and 2020 was $1.5 million.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through equity financings. From our inception and prior to our IPO, we received proceeds of approximately $182.5 million from equity financings. In August 2021, we closed our IPO and issued and sold 7,130,000 shares of common stock, inclusive of 930,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $13.00 per share. We received net proceeds of approximately $83.0 million, after deducting underwriting discounts and commissions and other offering costs paid by us.

As of December 31, 2021, we had $175.3 million of cash and cash equivalents.

Uses of Liquidity

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years, other than our manufacturing, licensing and lease obligations described further below.

Funding Requirements

We believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into at least the next 18 months from the date of this report. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect, or our clinical trials may be more expensive, time consuming or difficult to design or implement than we currently anticipate.

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

Because of the numerous risks and uncertainties, length of time and scope of activities associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the actual amount of funds we will require for development, approval and any approved marketing and commercialization activities. Our future capital requirements, both near and long-term, will depend on many factors, including, but not limited to:

▪
the initiation, progress, timing, costs and results of our clinical trials through all phases of development, including our ongoing Phase 1/2 clinical trial for RLYB211 and Phase 1 clinical trial for RLYB212, the clinical trial for RLYB116 and the development of any other product candidates;

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	FOR THE YEAR ENDED DECEMBER 31,
	2021	2020
(in thousands)
Net cash used in operating activities	$(45,533)	$(22,039)
Net cash used in investing activities	(2,333)	(2,072)
Net cash provided by financing activities	82,967	144,886
Net increase in cash and cash equivalents	$35,101	$120,775

Operating Activities

During the year ended December 31, 2021, net cash used in operating activities was $45.5 million as compared to $22.0 million for the year ended December 31, 2020. The increase in cash used in operating activities was primarily due to the increase of $9.3 million in research and development for the increased efforts advancing the development of our product candidates, primarily related to RLYB212 and RLYB114, and a $11.1 million increase in general and administrative expenses related to increase in administrative supporting headcount and other professional fees associated with operating activities and becoming a public company as compared to the year ended December 31, 2020.

Investing Activities

Net cash used in investing activities was $2.3 million for the year ended December 31, 2021 as compared to $2.1 million for the year ended December 31, 2020. The increase in net cash used in investing activities was primarily related to an increase in capital expenditures as compared to the year ended December 31, 2020.

Financing Activities

Net cash provided by financing activities was $83.0 million for the year ended December 31, 2021, representing the net proceeds from the IPO after deducting underwriting fees and commissions and payments of other offering costs. Net cash provided by financing activities was $144.9 million for the year ended December 31, 2020, representing the net proceeds from an equity financing in 2020 of $145.2 million and offering costs of $0.3 million.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2021:

	PAYMENTS DUE BY PERIOD
(in thousands)	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Operating lease obligations	$771	$170	$425	$176	$—

The contractual obligation amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions and the approximate timing of the actions under the contracts.

Purchase and Other Obligations

We enter contracts in the normal course of business with CROs and other third-party vendors for clinical trials and testing and manufacturing services. Aside from those included in the table above, most contracts do not contain minimum purchase commitments and are cancellable by us upon written notice. Payments that may be due upon cancellation consist of payments for services provided or expenses incurred. These payments are not included in the table above as the amount and timing of such payments are not known.

We may incur contingent payments upon our achievement of clinical, regulatory and commercial milestones, as applicable under agreements we have entered into with various third-party entities pursuant to which we have acquired or in-licensed intellectual property. Due to the uncertainty of the achievement and timing of the events that require payment under these agreements, the amounts to be paid by us are not fixed or determinable at this time and have not been included in the table above. See “Business—License Agreement” and “Business—Asset Purchase Agreements” included elsewhere in this Annual Report on Form 10-K for a description of these agreements.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 “Summary of Significant Accounting Policies and Basis of Presentation and Principles of Consolidation” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our research and development expenses that are incurred as of each reporting period. This process involves reviewing open contracts and purchase orders, communicating with our personnel and with vendors to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary.

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

Incentive Units

Certain common shares of Rallybio Corporation were issued during the Liquidation of Rallybio Holdings to previous unit holders of Rallybio Holdings in respect of profit interest incentive units. See Note 2 “Summary of Significant Accounting Policies and Basis of Presentation and Principles of Consolidation” of our consolidated financial statements for additional information on the Reorganization. Prior to our IPO, we periodically granted incentive units to employees which vest over a four-year period. These incentive units were issued in the form of profits interests providing the employee with compensation equal to the increase in the value of the unit over a participation threshold per unit, as determined at the time of grant. The holder, therefore, had the right to participate in distributions of profits only in excess of such participation threshold. The participation threshold was based on the valuation of a single common unit on or around the grant date.

Prior to our IPO, we measured equity-based compensation based on the grant date fair value of the unit-based awards and recognized equity-based compensation expense on a straight-line basis over the requisite service period of the awards, which is generally the vesting period of the respective award. Unit-based compensation expense is classified in our consolidated statements of operations and comprehensive loss based on the function to which the related services are provided or in the same manner in which the grantee’s payroll costs are classified. Forfeitures are accounted for as they occur.

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

Emerging Growth Company and Smaller Reporting Company

As an emerging growth company (an “EGC”) under the JOBS Act, we may delay the adoption of certain accounting standards until such time as those standards apply to private companies. Other exemptions and reduced reporting requirements under the JOBS Act, for EGCs include presentation of only two years of audited financial statements in a registration statement for an initial public offering, an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation, and less extensive disclosure about our executive compensation arrangements. Additionally, the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an EGC to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an EGC. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies. Therefore, the reported results of operations contained in our consolidated financial statements may not be directly comparable to those of other public companies.

We are also a “smaller reporting company” meaning that the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue was less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an EGC, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Off-Balance Sheet Arrangements

As of December 31, 2021 and 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 “Summary of Significant Accounting Policies and Basis of Presentation and Principles of Consolidation” to our consolidated financial statements for the year ended December 31, 2021 appearing elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

The financial information required by Item 8 is located beginning on page F-1 of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, or an attestation report of our independent registered accounting firm due to a transition period established by rules of the Securities Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities Exchange Commission with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the Securities Exchange Commission with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the Securities Exchange Commission with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the Securities Exchange Commission with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the Securities Exchange Commission with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.
(3)
Exhibits:

Exhibit Number	Description
2.1

Form of Plan of Liquidation and Dissolution (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (File No. 333-257655), as amended, filed with the SEC on July 22, 2021).

3.1

Amended and Restated Certificate of Incorporation of Rallybio Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40693), filed with the SEC on August 2, 2021).

3.2	Amended and Restated Bylaws of Rallybio Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-40693), filed with the SEC on August 2, 2021).
4.1

Specimen stock certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-257655), as amended, filed with the SEC on July 22, 2021).

4.2

Registration Rights Agreement, dated July 28, 2021, among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-40693), filed with the SEC on August 2, 2021).

4.3*	Description of Registrant’s Securities.
10.1+

Asset Purchase Agreement, by and between Rallybio IPA, LLC and Prophylix AS, dated June 28, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-257655), filed with the SEC on July 2, 2021).

10.2+

Asset Transfer Agreement, by and between Swedish Orphan Biovitrum AB (PUBL) and IPC Research, LLC, dated March 15, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-257655), filed with the SEC on July 2, 2021).

10.3+

Product License Agreement, by and between Affibody AB and Swedish Orphan Biovitrum AB (PUBL), dated March 9, 2012, and assigned to IPC Research, LLC on March 15, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-257655), filed with the SEC on July 2, 2021).

10.4+

Amendment No. 1 to Product License Agreement, by and between Affibody AB and Swedish Orphan Biovitrum AB (PUBL), dated January 1, 2018, and assigned to IPC Research, LLC on March 15, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-257655), filed with the SEC on July 2, 2021).

10.5+

Amendment No. 2 to Product License Agreement, by and between Affibody AB and IPC Research, LLC, dated December 22, 2020 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-257655), filed with the SEC on July 2, 2021).

10.6+

Operating Agreement of RE Ventures I, LLC, by and between Rallybio IPB, LLC and Exscientia Limited, dated July 19, 2019 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-257655), filed with the SEC on July 2, 2021).

10.7#

Form of Indemnification Agreement, between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-257655), as amended, filed with the SEC on July 22, 2021).

10.8#

Rallybio Holdings, LLC 2018 Share Plan, as amended (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-257655), filed with the SEC on July 2, 2021).

10.9#

Form of Restricted Share Agreement (Capital Interests) under the Rallybio Holdings, LLC 2018 Share Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-257655), as amended, filed with the SEC on July 22, 2021).

10.10#

Form of Restricted Share Agreement (Profits Interests) under the Rallybio Holdings, LLC 2018 Share Plan (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-257655), as amended, filed with the SEC on July 22, 2021).

10.11#

Form of Contribution and Restricted Share Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-257655), as amended, filed with the SEC on July 22, 2021).

10.12#

Rallybio Corporation 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-257655), as amended, filed with the SEC on July 22, 2021).

10.13#

Form of Non-Qualified Stock Option Award Agreement under the Rallybio Corporation 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-257655), as amended, filed with the SEC on July 22, 2021).

10.14#

Rallybio Corporation 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-257655), as amended, filed with the SEC on July 22, 2021).

10.15#

Form of Incentive Stock Option Award Agreement under the Rallybio Corporation 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-257655), as amended, filed with the SEC on July 22, 2021).

10.16#

Form of Restricted Stock Unit Award Agreement under the Rallybio Corporation 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-257655), as amended, filed with the SEC on July 22, 2021).

10.17#

Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under the Rallybio Corporation 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-257655), as amended, filed with the SEC on July 22, 2021).

10.18#

Rallybio Corporation 2021 Cash Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-257655), as amended, filed with the SEC on July 22, 2021).

10.19#

Rallybio Corporation 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-257655), as amended, filed with the SEC on July 22, 2021).

10.20#

Amended and Restated Employment Agreement between Rallybio, LLC and Martin Mackay (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-257655), as amended, filed with the SEC on July 22, 2021).

10.21#

Amended and Restated Employment Agreement between Rallybio, LLC and Stephen Uden (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-257655), as amended, filed with the SEC on July 22, 2021).

10.22#

Amended and Restated Employment Agreement between Rallybio, LLC and Jeffrey M. Fryer (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-257655), as amended, filed with the SEC on July 22, 2021).

10.23#	Form of Equity Adjusted Notice (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-257655), as amended, filed with the SEC on July 22, 2021).
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

# Indicates management contract or compensatory plan

+ Portions of this exhibit (indicated by asterisks) have been redacted because they are both not material and the registrant customarily and actually treats such information as private or confidential.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RALLYBIO CORPORATION

Date: March 15, 2022	By:	/s/ Martin W. Mackay
Martin W. Mackay, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Martin W. Mackay	Chief Executive Officer and Director (Principal Executive	March 15, 2022
Martin W. Mackay, Ph.D.	Officer)

/s/ Jeffrey M. Fryer	Chief Financial Officer and Treasurer (Principal	March 15, 2022
Jeffrey M. Fryer, CPA	Accounting and Financial Officer)

/s/ Helen M. Boudreau	Director	March 15, 2022
Helen M. Boudreau

/s/ Rob Hopfner	Director	March 15, 2022
Rob Hopfner, R.Ph., Ph.D

/s/ Ronald M. Hunt	Director	March 15, 2022
Ronald M. Hunt

/s/ Lucian Iancovici	Director	March 15, 2022
Lucian Iancovici, MD

/s/ Kush M. Parmar	Director	March 15, 2022
Kush M. Parmar, MD, Ph.D.

/s/ Timothy M. Shannon	Director	March 15, 2022
Timothy M. Shannon, MD

/s/ Paula Soteropoulos	Director	March 15, 2022
Paula Soteropoulos

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Rallybio Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rallybio Corporation and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Hartford, Connecticut
March 15, 2022

We have served as the Company's auditor since 2018.

RALLYBIO CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share amounts)	DECEMBER 31, 2021	DECEMBER 31, 2020
Assets
Current assets:
Cash and cash equivalents	$175,334	$140,233
Prepaid expenses and other assets	5,535	1,028
Total current assets	180,869	141,261
Property and equipment, net	511	287
Investment in joint venture	805	310
Total assets	$182,185	$141,858
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$603	$1,579
Accrued expenses	5,948	4,264
Total current liabilities	6,551	5,843
Accrued expenses long-term	32	12
Total liabilities	6,583	5,855
Commitments and contingencies (Note 8)
Stockholders' equity
Common stock, $0.0001 par value per share; 200,000,000 shares authorized as of December 31, 2021 and 2020, respectively; and 32,129,970 and 23,410,348 shares issued and outstanding as of December 31, 2021 and 2020, respectively	3	2
Preferred stock, $0.0001 par value per share; 50,000,000 shares authorized as of December 31, 2021 and 2020, respectively; no shares issued or outstanding as of December 31, 2021 and 2020, respectively	—	—
Additional paid-in capital	269,626	183,015
Accumulated deficit	(94,027)	(47,014)
Total stockholders' equity	175,602	136,003
Total liabilities and stockholders' equity	$182,185	$141,858

See accompanying notes of the consolidated financial statements

RALLYBIO CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

	FOR THE YEAR ENDED DECEMBER 31,
(in thousands, except share and per share amounts)	2021	2020
Operating expenses:
Research and development	$26,909	$17,630
General and administrative	18,739	7,673
Total operating expenses	45,648	25,303
Loss from operations	(45,648)	(25,303)
Other income (expenses):
Interest income	54	171
Interest expense	(10)	(49)
Other income	96	241
Total other income, net	140	363
Loss before income taxes	(45,508)	(24,940)
Income tax benefit	—	(15)
Loss on investment in joint venture	1,505	1,522
Net loss and comprehensive loss	$(47,013)	$(26,447)
Net loss per common share, basic and diluted	$(1.84)	$(1.52)
Weighted average common shares outstanding, basic and diluted	25,519,114	17,388,239

See accompanying notes of the consolidated financial statements

RALLYBIO CORPORATION

Consolidated Statements of Changes in Stockholders' Equity

	COMMON		ADDITIONAL PAID-IN	ACCUMULATED	STOCKHOLDERS'
(in thousands, except share amounts)	SHARES	AMOUNT	CAPITAL	DEFICIT	EQUITY
December 31, 2019	6,363,455	$1	$37,426	$(20,567)	$16,860
Issuance of common stock, net of offering costs of $319	16,402,235	1	144,885	—	144,886
Issuance of restricted common stock	644,658	—	—	—	—
Share-based compensation expense	—	—	704	—	704
Net loss	—	—	—	(26,447)	(26,447)
Balance, December 31, 2020	23,410,348	$2	$183,015	$(47,014)	$136,003
Issuance of common stock upon completion of the initial public offering, net of underwriting commissions and discounts and offering costs of $9,721	7,130,000	$1	$82,966	$—	$82,967
Issuance of restricted common stock	1,589,622	—	—	—	—
Share-based compensation expense	—	—	3,645	—	3,645
Net loss	—	—	—	(47,013)	(47,013)
Balance, December 31, 2021	32,129,970	$3	$269,626	$(94,027)	$175,602

See accompanying notes of the consolidated financial statements

RALLYBIO CORPORATION

Consolidated Statements of Cash Flows

	FOR THE YEAR ENDED DECEMBER 31,
(in thousands)	2021	2020
Cash Flows used in Operating Activities:
Net loss	$(47,013)	$(26,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	109	62
Stock-based compensation	3,645	704
Loss on investment in joint venture	1,505	1,522
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,507)	434
Accounts payable	(976)	723
Accrued expenses	1,704	963
Net cash used in operating activities	(45,533)	(22,039)
Cash Flows used in Investing Activities:
Purchase of property and equipment	(333)	(137)
Investment in joint venture	(2,000)	(1,935)
Net cash used in investing activities	(2,333)	(2,072)
Cash Flows from Financing Activities:
Proceeds from the issuance of common stock upon completion of the initial public offering, net of underwriting commissions and discounts of $6,488	86,200	—
Proceeds from the issuance of common stock	—	145,205
Payments of offering costs	(3,233)	(319)
Net cash provided by financing activities	82,967	144,886
Net increase in cash and cash equivalents	35,101	120,775
Cash and cash equivalents—beginning of year	140,233	19,458
Cash and cash equivalents—end of year	$175,334	$140,233
Supplemental Disclosures of Noncash Investing and Financing Activities:
Property and equipment in accounts payable and accrued expenses	$13	$14

See accompanying notes of the consolidated financial statements

RALLYBIO CORPORATION

Notes to Consolidated Financial Statements

1. BUSINESS

Rallybio Corporation and subsidiaries (the "Company", "we", "our", or "us") is a clinical-stage biotechnology company built around a team of seasoned industry experts with a shared purpose and a track record of success in discovering, developing, manufacturing, and delivering therapies to meaningfully improve the lives of patients suffering from severe and rare diseases.

In August 2021, the Company completed its initial public offering ("IPO"), pursuant to which it issued and sold 7,130,000 shares of the Company’s common stock, inclusive of 930,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $13.00 per share. The gross proceeds from the IPO, including the exercise of the underwriter's option to purchase additional shares were $92.7 million and the net proceeds were approximately $83.0 million, after deducting underwriting discounts and commissions and other offering costs.

Prior to the IPO and Reorganization, the Company was a 100% owned subsidiary of Rallybio Holdings, LLC ("Rallybio Holdings"), a Delaware limited liability company which was incorporated in Delaware on March 22, 2018 and Rallybio Holdings held 100% of the outstanding membership units in five wholly-owned subsidiaries; Rallybio, LLC, Rallybio IPA, LLC, Rallybio IPB, LLC, Rallybio IPD, LLC, and IPC Research, LLC. On June 30, 2021, Rallybio Holdings completed a series of transactions pursuant to which (i) Rallybio IPD, LLC, a direct subsidiary of Rallybio Holdings that was formed in Delaware in May 2020, was converted from a Delaware limited liability company to a Delaware corporation and changed its name to Rallybio Corporation, and (ii) four direct subsidiaries of Rallybio Corporation, each a Delaware limited liability company (collectively the "Merger Subs"), each consummated a separate merger with one of Rallybio Holdings direct subsidiaries, other than Rallybio IPD, LLC (collectively the "Asset Subsidiaries"), with the Asset Subsidiaries surviving the mergers and Rallybio Holdings receiving common stock of the Company in exchange for its interest in each Asset Subsidiary, which resulted in the Asset Subsidiaries becoming subsidiaries of the Company and the Company becoming the only direct subsidiary of Rallybio Holdings. On July 28, 2021, immediately prior to the completion of the IPO, Rallybio Holdings liquidated and distributed 100% of the capital stock of the Company, consisting solely of common stock, to the unitholders of Rallybio Holdings. The liquidation of Rallybio Holdings and distribution of the capital stock of Rallybio Corporation to the unitholders of Rallybio Holdings is referred to as the “Liquidation” and these other transactions are collectively referred to as the “Reorganization.” As a result of the Reorganization and subsequent Liquidation, the unitholders of Rallybio Holdings became the holders of common stock of Rallybio Corporation, and the Company's consolidated financial statements are subsequently reported from Rallybio Corporation. See Note 2 for the basis of presentation of these financial statements after the Reorganization and Liquidation discussed herein.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

IPO and Reorganization — As discussed in Note 1, in connection with the Reorganization, all of Rallybio Holdings' direct subsidiaries, other than Rallybio Corporation, became direct subsidiaries of the Company prior to the Liquidation of Rallybio Holdings. Prior to the completion of the Company's IPO, Rallybio Holdings liquidated and unitholders of Rallybio Holdings became the holders of common stock of Rallybio Corporation. Subsequent to the Reorganization and the Liquidation of Rallybio Holdings the consolidated financial statements are reported from Rallybio Corporation.

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

The Reorganization and subsequent Liquidation resulted in a change in reporting entity as described in ASC 250. In accordance with the guidance applicable to these circumstances, the equity structure has been adjusted in all comparative periods up to the Liquidation to reflect the number of shares of the Company’s common stock, issued to Rallybio Holdings unitholders' in connection with the Liquidation. As such, historical Rallybio Holdings convertible redeemable preferred units, common units, and incentive units have been retroactively adjusted in these financial statements to shares and earnings per share in accordance with the ratio of common shares received by each membership unit class. Rallybio Holdings' convertible redeemable preferred units previously classified as mezzanine equity, including the Series B Preferred Unit Agreement executed during the year 2020 with a total aggregate purchase price of $145.2 million, have been retroactively adjusted in these financial statements, converted into common stock, and reclassified to permanent as a result of the retrospective application of the Liquidation and change in reporting entity.

Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates—The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. While management believes that estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates. The most significant estimates are those used in the determination of the fair value of its common units and incentive units awarded to employees prior to the Company's IPO, for purposes of recording stock-based incentive compensation, the fair value of stock options, as well as contracted research and development accruals.

Liquidity and Ability to Continue as a Going Concern—The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Management has evaluated whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Since its inception, the Company has incurred net losses and negative cash flows from operations.

During the years ended December 31, 2021 and 2020, the Company incurred a net loss of $47.0 million and $26.4 million, respectively. In addition, as of December 31, 2021, the Company had an accumulated deficit of $94.0 million. The Company expects to continue to generate operating losses and negative cash flows in the foreseeable future.

The Company currently expects that cash and cash equivalents of $175.3 million at December 31, 2021 will be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date the consolidated financial statements are issued. However, we do not anticipate that the current cash and cash equivalents as of December 31, 2021 will be sufficient for us to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates, if approved. We may satisfy our future cash needs through the sale of equity securities, debt financings, working capital lines of credit, corporate collaborations or license agreements, grant funding, interest income earned on invested cash balances or a combination of one or more of these sources.

Variable Interest Entity—The Company evaluates its ownership, contractual, and other interests in entities to determine if it has any variable interest in a variable interest entity (“VIE”). These evaluations are complex, involve judgment, and the use of estimates and assumptions based on available historical information, among other factors. If the Company determines that an entity in which it holds a contractual, or ownership, interest is a VIE and that the Company is the primary beneficiary, the Company consolidates such entity in its consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to make decisions that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status are applied prospectively. The Company evaluated its investment in REV-I (defined in Note 7) and concluded that it represented a VIE and was not deemed the primary beneficiary. If the Company is not deemed to be the primary beneficiary in a VIE, the Company accounts for the investment or other variable interests in a VIE in accordance with the applicable GAAP (See Note 7).

Equity Method Investments—The Company accounts for investments for which it does not have a controlling interest in accordance with ASC 323, Investments – Equity Method and Joint Ventures. The Company recognizes its pro-rata share of income and losses in “loss on investment in joint venture” on the consolidated statements of operations and comprehensive loss, with a corresponding change to the investment in joint venture asset on the consolidated balance sheets.

Financial Instruments—The Company’s principal financial instruments are comprised of cash and cash equivalents, accounts payable, and accrued liabilities. The carrying value of all financial instruments approximates fair value.

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. Periodically, the Company may maintain deposits in financial institutions in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at financial institutions that management believes to be of high credit quality, and the Company has not experienced any losses on these deposits.

Cash and Cash Equivalents—The Company classifies amounts on deposit in banks and cash invested temporarily in various instruments, primarily money market funds, with original maturities of three months or less at the time of purchase as cash and cash equivalents. The carrying amounts reported in the consolidated balance sheets represent the fair values of cash and cash equivalents.

Property and Equipment—Property and equipment are recorded at cost and consists of computer and other equipment, capitalized software, furniture and fixtures and leasehold improvements. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, or for leasehold improvements, over the remaining term of the lease, if shorter. The estimated useful life for each major asset classification are as follows:

Asset Classification	Estimated Useful Life
Computer and other equipment	3 years
Capitalized software	3 years
Furniture and fixtures	5 years
Leasehold improvements	lesser of lease life or useful life

Maintenance and repairs which do not extend the lives of the assets are charged directly to expense as incurred. Upon retirement or disposal, cost and related accumulated depreciation are removed from the related accounts, and any resulting gain or loss is recognized as a component of income or loss in the consolidated statements of operations and comprehensive loss.

Impairment of Long-Lived Assets—When indications of potential impairments are present, the Company evaluates the carrying value of long-lived assets. The Company adjusts the carrying value of the long-lived assets if the sum of undiscounted expected future cash flows is less than the carrying value. No such impairments were recorded during the years ended December 31, 2021 or 2020.

Income Taxes—The Company uses the asset and liability method of accounting for income taxes, as set forth in Accounting Standards Codification (ASC) 740, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence of temporary differences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carry forwards, all calculated using presently enacted tax rates. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company evaluates whether deferred tax assets are more likely than not of being realized in determining whether a valuation allowance is necessary. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. As of December 31, 2021 or 2020, the Company determined that it is more likely than not that deferred taxes will not be realized and as a result recorded a valuation allowance against its deferred tax assets. Following the Reorganization the Company files a consolidated U.S. federal income tax return and has elected to include all subsidiaries owned more than 80%. Prior to the Reorganization, the LLCs owned 100% by the Company have each elected to be treated as and taxed as a corporation and each filed a separate U.S. federal income tax return.

Research and Development Expenses—Research and development expenses are comprised of costs incurred in performing research and development activities including personnel salaries, benefits, and equity-based compensation; external research and development expenses incurred under arrangements with third parties, such as contract research organization agreements, investigational sites, and consultants; the cost of developing and manufacturing clinical study materials, program regulatory costs, expenses associated with obligations under asset acquisitions, license agreements and other direct and indirect costs. Costs incurred in connection with research and development activities are expensed as incurred. Costs are considered incurred based on an evaluation of the progress to completion of each contract using information and data provided by the respective vendors, including the Company’s clinical sites. Depending upon the timing of invoicing by the service providers, the Company recognizes prepaid expenses or accrued expenses related to these costs. These prepaid expenses or accrued expenses are based on management’s estimates of the work performed under service agreements, milestones achieved, and experience with similar contracts. The Company monitors each of these factors and adjusts estimates accordingly.

Deferred Offering Costs— The Company capitalizes incremental legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such equity financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders' equity as a reduction of additional paid-in-capital generated as a result of the offering. Should the planned equity financing no longer be considered probable of being consummated, the offering costs are expensed immediately as a charge to operating expense. Upon completion of the Company's IPO in August 2021, $3.2 million of deferred offering costs were charged against additional paid-in-capital. As a result, the Company did not have any deferred offering costs as of December 31, 2021.

Share-Based Compensation—The Company accounts for share-based compensation in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). Generally, share-based compensation is measured at the grant date for all equity-based awards made to employees based on the fair value of the awards and is recognized over the requisite service period, which is generally the vesting period. Share-based compensation for awards with performance conditions are recognized over the service period when achievement of the performance condition is probable. The Company has elected to recognize the actual forfeitures by reducing the share-based compensation in the same period as the forfeitures occur. The Company classifies share-based compensation in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipients’ payroll costs are classified.

The Company estimates the fair value of options granted using the Black-Scholes option pricing model ("Black-Scholes") for stock option grants. The fair value of the Company’s common stock is used to determine the fair value of restricted stock awards. Black-Scholes requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the award, the risk-free interest rate and expected dividends. Due to the lack of a public market for the Company’s common stock and lack of company-specific historical and implied volatility data, the Company has based its computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to the Company. The historical volatility is calculated based on a period of time corresponding with expected term assumption. The Company uses the simplified method to calculate the expected term for options granted where the expected term equals the arithmetic average of the vesting term and the original contractual term of the options due to its lack of sufficient historical data. The risk-free interest rate is based on U.S. Treasury securities with a maturity date corresponding with the expected term of the associated award. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

Fair Value Measurements—ASC Topic 820, Fair Value Measurement (“ASC 820”), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the assets or liabilities and are developed based on the best information available in the circumstances. ASC 820 identifies fair value as the price that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tiered value hierarchy that distinguishes between the following:

Level 1—Quoted market prices in active markets for identical assets or liabilities.

Level 2—Inputs other than Level 1 inputs that are either directly or indirectly observable, such as quoted market prices, interest rates and yield curves.

Level 3—Unobservable inputs for the asset or liability (i.e. supported by little or no market activity). Level 3 inputs include management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

To the extent the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair values requires more judgement. Accordingly, the degree of judgement exercised by the Company in determining fair value is greatest for instruments categorized as Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considers counterparty credit risk in its assessment of fair value.

For the year ended December 31, 2021 and 2020 the Company held money market funds that are classified as cash and cash equivalents on the Company's consolidated balance sheets of $4.0 million and $2.5 million, respectively. These money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

There were no securities transferred between Level 1, 2 and 3 during the year ended December 31, 2021.

Segment information—Operating segments are defined as components of an enterprise for which discrete financial information is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. The Company manages its operations as a single segment for the purposes of allocating resources, assessing performance, and making operating decisions. All tangible assets of the Company are held in the United States.

Basic and Diluted Net Loss Per Share—The Company calculates basic net loss per share by dividing the net loss by the weighted average number of common shares outstanding during the period, without consideration of potential dilutive securities. Unvested restricted common shares as of December 31, 2021 and 2020 are not considered participating securities and as such are excluded from the weighted average number of shares used for calculating basic and diluted net loss per share. Diluted net loss per share is computed by dividing the net loss by the sum of the weighted average number of common shares outstanding during the period plus the dilutive effects of potentially dilutive securities outstanding during the period. Potentially dilutive securities include restricted common shares and stock options. The Company has generated a net loss for all periods presented, therefore diluted net loss per share is the same as basic net loss per share since the inclusion of potentially dilutive securities would be anti-dilutive.

Recent Accounting Pronouncements—

The Company qualifies as an emerging growth company ("EGC") as defined in the Jumpstart Our Business Startups Act of 2012 and has elected not to “opt out” of the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and non-public companies, the Company can adopt the new or revised standard at the time non-public companies adopt the new or revised standard and can do so until such time that the Company either irrevocably elects to “opt out” of such extended transition period or no longer qualifies as an emerging growth company. The Company may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for non-public companies.

Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02 "Leases" that requires lessees to recognize leases on-balance sheet and to make certain disclosures associated with their leasing arrangements. The new standard establishes a right-of-use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than twelve months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The FASB issued an update that provided an additional transition option that allows companies to continue applying the guidance under the lease standard in effect at that time in the comparative periods presented in the consolidated financial statements. Companies that elect this option would record a cumulative-effect adjustment to the opening balance of retained earnings, if applicable, on the date of adoption, which the Company expects to elect. The Company also expects to elect the “package of practical expedients”, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. For the Company, as an EGC, ASU 2016-02, as amended, will be effective for annual reporting periods beginning after December 15, 2021 and interim periods within those fiscal years, with early adoption permitted.

The Company is in the process of finalizing the assessment of the standard which includes lease calculations, including the Company's discount rate assumptions. The Company is also continuing to establish new processes and internal controls that may be required to comply with the new lease accounting and disclosure requirements set by the new standard. The Company expects the impact of this standard will increase assets and liabilities within the Company's consolidated balance sheets by approximately $0.7 million in right of use assets and related lease liabilities when adopting the standard in the first quarter of 2022.

There were no changes to significant accounting policies of the Company during the year ended December 31, 2021.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of December 31, 2021 and 2020:

(in thousands)	DECEMBER 31, 2021	DECEMBER 31, 2020
Computer and other equipment	$154	$62
Capitalized software	89	86
Furniture and fixtures	151	52
Leasehold improvements	315	184
Construction in progress	8	—
Less accumulated depreciation	(206)	(97)
Property and equipment—net	$511	$287

Depreciation expense totaled $109 and $62 thousand for the years ended December 31, 2021 and 2020, respectively.

4. ACCRUED EXPENSES

Accrued expenses consisted of the following as of December 31, 2021 and 2020:

(in thousands)	DECEMBER 31, 2021	DECEMBER 31, 2020
Research and development	$1,937	$1,065
Employee expenses	2,955	1,912
Professional fees	539	185
Other	517	112
Asset purchase obligation	—	990
	$5,948	$4,264

5. STOCKHOLDERS' EQUITY

In August 2021, the Company completed its IPO, pursuant to which it issued and sold 7,130,000 shares of the Company’s common stock, inclusive of 930,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $13.00 per share. The gross proceeds from the IPO, including the exercise of the underwriter's option to purchase additional shares were $92.7 million and the net proceeds were approximately $83.0 million, after deducting underwriting discounts and commissions and other offering costs.

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

The Company evaluated the liquidation of Rallybio Holdings units and subsequent issuance of common stock awards of the Company, discussed in Note 2, as a modification under ASC 718, Share Based Payments. Under ASC 718, a modification is a change in the terms or conditions of a stock-based compensation award. In assessing the modification, the Company considered the fair value, vesting conditions and classification as an equity or liability award before Liquidation and replacement, compared to the Company’s common stock received as of the Liquidation to determine whether modification accounting must be applied. As the number of shares of common stock of the Company that the unitholders of Rallybio Holdings received in the Liquidation was based on the fair value of those units in Rallybio Holdings immediately prior to the Liquidation, unvested units were replaced with restricted common shares with the same vesting terms as the initial awards, and the classification of the awards as equity awards did not change from this action, no incremental stock-based compensation expense resulted from the modification.

Preferred Stock—The Company had 50,000,000 shares of preferred stock authorized as of December 31, 2021 and 2020, respectively, of which no shares were outstanding as of December 31, 2021 and 2020, respectively.

Common Stock—The Company had 200,000,000 shares of common stock authorized as of December 31, 2021 and 2020, respectively, of which 32,129,970 and 23,410,348 shares were issued and outstanding as of December 31, 2021 and 2020, respectively.

Share-based Compensation—

2021 Equity Incentive Plan

In connection with the Company's IPO, the board of directors adopted the Rallybio Corporation 2021 Equity Incentive Plan (the "2021 Plan"). The 2021 Plan reserves 5,440,344 for shares of the Company's common stock that have been issued in respect of outstanding equity awards granted prior to the registrant’s IPO and for future issuances of shares to employees, directors and consultants in the form of stock options, SARs, restricted and unrestricted stock and stock units, performance awards and other awards that are convertible into or otherwise based on the Company's common stock. Dividend equivalents may also be provided in connection with awards under the 2021 Plan. The share pool will automatically increase on January 1st of each year from 2022 to 2031 by the lesser of (i) five percent of the number of shares of the Company's common stock outstanding as of such date and (ii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date. As of December 31, 2021, the total number of shares of common stock that were issuable under the 2021 Plan was 3,054,421 shares, of which 1,694,637 shares remained available for future issuance.

2021 Employee Stock Purchase Plan

In connection with the Company's IPO, the board of directors adopted the Rallybio Corporation 2021 Employee Stock Purchase Plan, (the "2021 ESPP"), which reserves 291,324 shares of the Company's common stock for future issuances under this plan. During the year ended December 31, 2021, there was no activity under the 2021 ESPP.

Share-based compensation for stock options, restricted stock awards and restricted stock units is classified in the condensed consolidated statements of operations and comprehensive loss for the year ended December 31, 2021 and 2020 was as follows:

	FOR THE YEAR ENDED DECEMBER 31,
(in thousands)	2021	2020
Research and development	$1,168	$219
General and administrative	2,477	485
	$3,645	$704

The following table summarizes stock option activity for the year ended December 31, 2021:

Stock Options	Number of Option Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	—	$—
Granted	1,357,784	$12.72
Exercised	—	$—
Forfeited	—	$—
Outstanding at December 31, 2021	1,357,784	$12.72	9.7	$—
Options exercisable at December 31, 2021	25,470	$12.80	9.7	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company's common stock. Options outstanding and exercisable with an exercise price above the closing price as of December 31, 2021 are considered to have no intrinsic value. Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the year ended December 31, 2021 was $9.25 per share. There were no stock options granted during the year ended December 31, 2020. The aggregate fair value of stock options that vested during the year ended December 31, 2021 was $0.2 million. As of December 31, 2021, there was unrecognized share-based compensation expense related to unvested stock options of $11.1 million, which the Company expects to recognize over a weighted-average period of approximately 3.5 years.

The fair value of the stock options granted during the year ended December 31, 2021 was determined using the Black-Scholes option pricing model with the following assumptions:

FOR THE YEAR ENDED DECEMBER 31,
2021
Expected volatility	86.9% - 87.9%
Expected term (years)	5.50 - 6.08
Risk free interest rate	0.79% - 1.33%
Expected dividend yield	—
Exercise price	$10.76 - $13.00

A summary of the status of the Company's nonvested restricted common stock awards at December 31, 2021 and changes during the year ended December 31, 2021 was as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock awards at December 31, 2020	1,184,252	$2.55
Shares granted	1,589,622	$3.65
Shares vested	(501,167)	$3.00
Outstanding nonvested restricted stock awards at December 31, 2021	2,272,707	$3.22

As of December 31, 2021, there was unrecognized share-based compensation expense related to unvested restricted stock awards of $6.0 million, which the Company expects to recognize over a weighted-average period of approximately 3.1 years.

The restricted common stock awards that were granted during the year ended December 31, 2021 resulted from the Liquidation pursuant to which holders of unvested profit interest incentive units of Rallybio Holdings that were granted during the year ended December 31, 2021 received restricted common stock, see Note 2. The assumptions that went into the option pricing models for determining the fair value of Rallybio Holdings incentive units granted during the years ended December 31, 2021 and 2020, prior to the Liquidation, were as follows and do not include the retrospective adjustments described in Note 2:

	FOR THE YEAR ENDED DECEMBER 31,
	2021	2020
Expected volatility	71.7% - 99.5%	95.0%
Expected term (years)	0.58 - 1.00	1.50
Risk free interest rate	0.04% - 0.10%	0.16%
Expected dividend yield	—	—

A summary of the status of the Company's nonvested restricted common stock units at December 31, 2021 and changes during the year ended December 31, 2021 was as follows:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock units at December 31, 2020	—	$—
Shares granted	2,000	$10.76
Shares vested	—	$—
Outstanding nonvested restricted stock units at December 31, 2021	2,000	$10.76

As of December 31, 2021, there was unrecognized share-based compensation expense related to unvested restricted stock units of $11 thousand, which the Company expects to recognize over a weighted-average period of approximately 0.5 years.

6. INCOME TAXES

The provision for income taxes of the Company is comprised of the following for the years ended December 31, 2021 and 2020:

	2021	2020
Current:
Federal	$—	$(15)
Income tax benefit	$—	$(15)

The Company carried back $74 thousand in federal net operating losses from the year ended December 31, 2019 to the year ended December 31, 2018. This produced a $15 thousand income tax benefit in the year ended December 31, 2020 when the carryback claims were filed. There were no tax benefits in the year ended December 31, 2021.

The Company’s effective income tax rates are different from the federal statutory tax rates in 2021 and 2020 predominantly due to the valuation allowance, tax credits, state taxes, and the federal net operating loss carryback tax benefit described below:

	2021	2020
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal income tax benefit	6.7%	4.9%
Tax credits	6.8%	8.0%
Other	(1.0)%	(0.2)%
Valuation allowance	(33.5)%	(33.6)%
Effective Tax Rate	0.0%	0.1%

Deferred income taxes represent the tax effect of transactions that are reported in different periods for financial and tax reporting purposes. The combined temporary differences and carryforwards of each tax paying component of the Company that give rise to a significant portion of the deferred income tax benefits and liabilities are as follows at December 31, 2021 and 2020:

	2021	2020
Net operating loss carryforwards	$22,789	$10,675
Amortization	1,685	1,823
Research and development credits	6,213	2,687
Other	474	135
Total deferred tax assets	31,161	15,320
Less valuation allowance	(31,161)	(15,320)
Net deferred tax assets	$—	$—

At December 31, 2021, the Company has approximately $83.1 million of federal net operating loss carryforwards, which do not expire, and approximately $81.8 million of state net operating loss carryforwards, which begin expiring in 2038.

The Company has provided a valuation allowance against the Company’s deferred tax assets, since, in the opinion of management, based upon the history of losses by the Company and insufficient future federal and state taxable income; it is more likely than not that the benefits will not be realized. All or a portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

Utilization of the U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to an annual limitation under Section 382 and Section 383 of the Internal Revenue Code of 1986 ("Code"), and corresponding provisions of state law, due to ownership changes that may have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income and tax liabilities. In general, an ownership change, as defined by Section 382 of the Code, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 5% over a three-year period. The Company is currently performing a study to assess whether a change of control has occurred. If the Company has experienced a change of control, as defined by Section 382 of the Code, at any time since inception, utilization of the net operating loss carryforwards or research and development tax credit carryforwards may be subject to an annual limitation, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before their utilization.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely that not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company has no material uncertain tax positions that qualify for either recognition or disclosure in consolidated financial statements.

It is the Company’s policy to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2021 and 2020, the Company has accrued no interest and penalties related to uncertain tax positions. The Company does not have any outstanding U.S. federal income tax or material state and local tax matters for periods through December 31, 2021. There are no federal or state and local income tax returns currently under examination. The Company’s tax returns from inception to date are subject to examination by the taxing authorities.

7. INVESTMENT IN JOINT VENTURE

The Company, through one of its wholly-owned subsidiaries, has a 50% interest of the joint venture entity, RE Ventures I, LLC, a limited liability company (“REV-I”). For the year ended December 31, 2021, the Company funded $2.0 million, associated with development costs to REV-I. For the year ended December 31, 2020, the Company funded $1.9 million, associated with development costs, including $0.6 million related to the initial investment in REV-I, that was included in accrued expenses on the consolidated balance sheets as of December 31, 2019. The Company did not provide any additional financial support outside of capital contributions to REV-I during the years ended December 31, 2021 and 2020. The Company held a 50% interest in the joint venture as of December 31, 2021. As of December 31, 2021, based on management’s analysis, the Company is not the primary beneficiary of REV-1 and accordingly, the entity is not consolidated in the Company's financial statements.

For each of the years ended December 31, 2021 and 2020, the Company recorded its allocable share of REV-I’s losses, which totaled $1.5 million, respectively, as a loss on investment in joint venture within the consolidated statements of operations and comprehensive loss. After recognition of its share of losses for the period, the carrying value and maximum exposure to risk of the REV-I investment as of December 31, 2021 and 2020 was $0.8 million and $0.3 million, respectively, which was recorded in investment in joint venture in the accompanying consolidated balance sheets.

8. COMMITMENTS AND CONTINGENCIES

Purchase Commitments—The Company enters contracts in the normal course of business with contract research organizations and other third-party vendors for clinical trials and testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and are cancellable by us upon written notice. Payments that may be due upon cancellation consist of payments for services provided or expenses incurred prior to cancellation. As of December 31, 2021 and 2020 there were no amounts accrued related to termination charges.

Lease Commitments— In June 2019, the Company entered into a six-year lease to occupy office space located in New Haven, Connecticut, with the option to extend the initial term of the lease for one additional five year term. Pursuant to the lease the Company was obligated to pay for its share of costs related to the build-out of new space. All costs associated with the build-out of the new space have been capitalized as leasehold improvements and are being amortized over the life of the lease. In 2021, the Company leased an additional 4,500 square feet of office space in our New Haven, Connecticut location with terms that coincide with the original lease term expiration date.

Rent expense was $133 and $88 thousand for the years ended December 31, 2021 and 2020, respectively.

Future minimum annual lease payments are as follows:

YEAR ENDING DECEMBER 31,
(in thousands)
2022	$170
2023	195
2024	230
2025	176
Thereafter	—
$771

9. NET LOSS PER COMMON SHARE

Basic and diluted loss per common share were calculated as follows:

	FOR THE YEAR ENDED DECEMBER 31,
(in thousands except share and per share amounts)	2021	2020
Net loss	$(47,013)	$(26,447)
Weighted average number of common shares outstanding, basic and diluted	25,519,114	17,388,239
Net loss per common share, basic and diluted	$(1.84)	$(1.52)

The weighted average number of common shares outstanding diluted for the year ended December 31, 2021 excludes approximately 3.6 million stock options and unvested restricted common shares, which were not dilutive and not included in the computation of net loss per common share. The weighted average number of common shares outstanding diluted for the year ended December 31, 2020 excludes approximately 1.2 million unvested restricted common shares, which were not dilutive and not included in the computation of net loss per common share.