Form 10-Q
period 2022-03-31
Rallybio Corp
filed 2022-05-10
CIK 1739410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 4, 2022, the registrant had 32,130,970 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

RALLYBIO CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)	MARCH 31, 2022	DECEMBER 31, 2021
Assets
Current assets:
Cash and cash equivalents	$81,425	$175,334
Marketable securities	79,984	—
Prepaid expenses and other assets	6,373	5,535
Total current assets	167,782	180,869
Property and equipment, net	499	511
Operating lease right-of-use assets	657	—
Investment in joint venture	415	805
Total assets	$169,353	$182,185
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,057	$603
Accrued expenses	4,595	5,948
Operating lease liabilities	148	—
Total current liabilities	5,800	6,551
Accrued expenses, noncurrent	—	32
Operating lease liabilities, noncurrent	517	—
Total liabilities	6,317	6,583
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, $0.0001 par value per share; 200,000,000 shares authorized as of March 31, 2022 and December 31, 2021, respectively; and 32,130,970 and 32,129,970 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	3	3
Preferred stock, $0.0001 par value per share; 50,000,000 shares authorized as of March 31, 2022 and December 31, 2021, respectively; no shares issued or outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	271,680	269,626
Accumulated other comprehensive loss	(122)	—
Accumulated deficit	(108,525)	(94,027)
Total stockholders' equity	163,036	175,602
Total liabilities and stockholders' equity	$169,353	$182,185

See accompanying notes of the condensed consolidated financial statements

RALLYBIO CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
(in thousands, except share and per share amounts)	2022	2021
Operating expenses:
Research and development	$7,648	$9,037
General and administrative	6,670	3,787
Total operating expenses	14,318	12,824
Loss from operations	(14,318)	(12,824)
Other income (expenses):
Interest income	97	17
Interest expense	—	(10)
Other income	113	24
Total other income, net	210	31
Loss from continuing operations	(14,108)	(12,793)
Loss on investment in joint venture	390	482
Net loss	$(14,498)	$(13,275)

Net loss per common share, basic and diluted	$(0.48)	$(0.60)
Weighted average common shares outstanding, basic and diluted	30,318,405	22,244,883

Other comprehensive loss:
Net unrealized loss on marketable securities	122	—
Other comprehensive loss	(122)	—
Comprehensive loss	$(14,620)	$(13,275)

See accompanying notes of the condensed consolidated financial statements

RALLYBIO CORPORATION

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	COMMON		ADDITIONAL PAID-IN	ACCUMULATED	ACCUMULATED OTHER COMPREHENSIVE	STOCKHOLDERS'
(in thousands, except share amounts)	SHARES	AMOUNT	CAPITAL	DEFICIT	LOSS	EQUITY
December 31, 2020	23,410,348	$2	$183,015	$(47,014)	$—	$136,003
Issuance of restricted common stock	1,579,915	—	—	—	—	—
Share-based compensation expense	—	—	522	—	—	522
Net loss	—	—	—	(13,275)	—	(13,275)
Balance, March 31, 2021	24,990,263	$2	$183,537	$(60,289)	$—	$123,250

December 31, 2021	32,129,970	$3	$269,626	$(94,027)	$—	$175,602
Share-based compensation expense	—	—	2,054	—	—	2,054
Issuance of common stock under the stock award plan	1,000	—	—	—	—	—
Net loss	—	—	—	(14,498)	—	(14,498)
Other comprehensive loss	—	—	—	—	(122)	(122)
Balance, March 31, 2022	32,130,970	$3	$271,680	$(108,525)	$(122)	$163,036

See accompanying notes of the condensed consolidated financial statements

RALLYBIO CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
(in thousands)	2022	2021
Cash Flows used in Operating Activities:
Net loss	$(14,498)	$(13,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42	23
Net accretion of discounts/premiums on debt securities	36	—
Stock-based compensation	2,054	522
Loss on investment in joint venture	390	482
Changes in operating assets and liabilities:
Prepaid expenses, right-of-use assets and other assets	(794)	61
Accounts payable	447	1,430
Accrued expenses and operating lease liability	(1,408)	(1,172)
Net cash used in operating activities	$(13,731)	$(11,929)
Cash Flows used in Investing Activities:
Purchases of marketable securities	(80,142)	—
Purchase of property and equipment	(36)	(62)
Investment in joint venture	—	(500)
Net cash used in investing activities	$(80,178)	$(562)
Cash Flows from Financing Activities:
Net cash provided by financing activities	$—	$—
Net decrease in cash and cash equivalents	(93,909)	(12,491)
Cash and cash equivalents—beginning of period	175,334	140,233
Cash and cash equivalents—end of period	$81,425	$127,742

Supplemental Disclosures of Noncash Investing and Financing Activities:
Property and equipment in accounts payable	$8	$—

See accompanying notes of the condensed consolidated financial statements

RALLYBIO CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company had cash, cash equivalents and marketable securities of $161.4 million at March 31, 2022. The Company currently expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date the condensed consolidated financial statements are issued. However, we do not anticipate that the current cash, cash equivalents and marketable securities as of March 31, 2022 will be sufficient for us to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates, if approved. We may satisfy our future cash needs through the sale of equity securities, debt financings, working capital lines of credit, corporate collaborations or license agreements, grant funding, interest income earned on invested cash balances or a combination of one or more of these sources.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

Unaudited Financial Information — The unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of the Company, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the financial position and results of operations for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

The accompanying unaudited condensed consolidated financial statements include the accounts of Rallybio Corporation and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

These accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 (our "Annual Report") which includes a description of reorganization and liquidation of Rallybio Holdings, LLC ("Rallybio Holdings") prior to our IPO that resulted in a change in reporting entity as described in Accounting Standards Codification ("ASC") 250. In accordance with the guidance applicable to these circumstances, the equity structure has been adjusted in all comparative periods to reflect the number of shares of the Company’s common stock issued to Rallybio Holdings unitholders in connection with the liquidation. As such, historical Rallybio Holdings convertible redeemable preferred units, common units, and incentive units have been retroactively adjusted in these condensed consolidated financial statements to shares and earnings per share in accordance with the ratio of common shares received by each membership unit class during the liquidation.

Our significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report. Updates to our accounting policies, including impacts from the adoption of new accounting standards are discussed below.

Marketable Securities — We invest our excess cash balances in highly rated U.S. government-backed debt securities and treasuries. We classify our marketable securities as available-for-sale and accordingly, record such securities at fair value. Debt securities with original maturities of greater than 90 days are classified as available-for-sale marketable securities and debt securities with original maturities of less than 90 days from the date of purchase are classified as cash equivalents.

Unrealized gains and losses on our marketable debt securities that are deemed temporary are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. If any adjustment to fair value reflects a significant decline in the value of the security, we evaluate the extent to which the decline is determined to be other-than-temporary and would mark the security to market through a charge to our condensed consolidated statements of operations and comprehensive loss. Credit losses are identified when we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security. In the event of a credit loss, only the amount associated with the credit loss is recognized in operating results, with the amount of loss relating to other factors recorded in accumulated other comprehensive income (loss).

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ( the "FASB") issued Accounting Standards Update ("ASU") 2016-02 "Leases" that requires lessees to recognize leases on-balance sheet and to make certain disclosures associated with their leasing arrangements. The new standard establishes a right-of-use ("ROU") model that requires a lessee to recognize an ROU asset and lease liability on the condensed consolidated balance sheets for all leases with a term longer than twelve months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statements of operations and comprehensive loss. The Company adopted ASU 2016-02 Leases on January 1, 2022 using the modified retrospective approach and elected to apply the transition method that allows companies to continue applying guidance under the lease standard in effect at that time in the comparative periods condensed consolidated financial statements and recognize a cumulative-effect adjustment to the condensed consolidated balance sheets on the date of adoption. The Company elected the package of practical expedients to not reassess its prior conclusions about lease identification, lease classification and initial direct costs. At adoption we recognized approximately $0.7 million of ROU assets and corresponding lease liabilities. See Note 5.

In June 2016, the FASB issued ASC 2016-13 "Financial Instruments - Credit Losses", a new standard intended to improve reporting requirements specific to loans, receivables and other financial instruments. The new standard requires that credit losses on financial assets measured at amortized cost be determined using an expected loss model, instead of the current incurred loss model, and requires that credit losses related to available-for-sale debt securities be recorded through an allowance for credit losses and limited to the amount by which carrying value exceeds fair value. We adopted the new standard on January 1, 2022 and have completed our assessment of the standard based on the composition of our portfolio of financial instruments. Our significant financial assets that are within the scope of the new standard consist available for sale debt securities. There was no impact to our condensed consolidated statements of operations and comprehensive loss or condensed consolidated balance sheets upon adoption. See Note 3 for discussion of unrealized losses on our available for sale marketable securities.

3. MARKETABLE SECURITIES

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of our marketable securities by type of security as of March 31, 2022 was as follows:

	March 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$89,610	$1	$(123)	$89,488
Money market funds	11,175	—	—	11,175
	$100,785	$1	$(123)	$100,663

The fair values of marketable securities by classification in the condensed consolidated balance sheets was as follows:

(in thousands)	March 31, 2022
Cash and cash equivalents	$20,679
Marketable securities	79,984
$100,663

The fair values of available-for-sale debt securities as of March 31, 2022 , by contractual maturity, are summarized as follows:

March 31, 2022
Due in one year or less	$100,663
Due after one year through two years	—
$100,663

The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of March 31, 2022 was $70.0 million. We did not have any investments in a continuous unrealized loss position for more than twelve months as of March 31, 2022. As of March 31, 2022, we believe that the cost basis of our available-for-sale debt securities is recoverable. No allowance for credit losses was recorded as of March 31, 2022.

4. FAIR VALUE MEASUREMENTS

ASC Topic 820, Fair Value Measurement (“ASC 820”), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). ASC 820 identifies fair value as the price that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The Company’s principal financial instruments comprise cash, marketable securities. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tiered value hierarchy that distinguishes between the following:

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

Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of March 31, 2022 was as follows:

	March 31, 2022
(in thousands)	Level 1	Level 2	Level 3
Financial assets:
Money market fund	$11,175	$—	$—
U.S. treasury securities	89,488	—	—
Total financial assets	$100,663	$—	$—

There were no securities transferred between Level 1, 2 and 3 during the three months ended March 31, 2022.

For the year ended December 31, 2021 the Company held money market funds that are classified as cash and cash equivalents on the Company's condensed consolidated balance sheets of $4.0 million. These money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

5. LEASES

At the inception of an arrangement, we determine if an arrangement is, or contains, a lease based on the facts and circumstances present in that arrangement. Lease classification, recognition, and measurement are then determined at the lease commencement date. For arrangements that contain a lease we i) identify lease and non-lease components, ii) determine the consideration in the contract, iii) determine whether the lease is an operating or financing lease; and iv) recognize lease ROU assets and liabilities. Lease liabilities and their corresponding ROU assets are recorded based on the present value of fixed, or in substance fixed, lease payments over the expected lease term. When the interest rate implicit in lease contracts is not readily determinable we use our incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment. The weighted average discount rate utilized on our operating lease liabilities as of March 31, 2022 was 4.00%.

We have operating leases for approximately 9,000 square feet of corporate office space. We have elected to combine lease components with non-lease components on our office real estate asset class. Fixed, or in substance fixed, lease payments on operating leases are recognized over the expected term of the lease on a straight-line basis. Variable lease expenses that are not considered fixed, or in substance fixed, are recognized as incurred. Fixed and variable lease expense on operating leases is recognized within operating expenses within our condensed consolidated statements of operations and comprehensive loss. Some leases include options to extend or terminate the lease and the Company includes these options in the recognition of the Company’s ROU assets and lease liabilities when it is reasonably certain that the Company will exercise such options. We have elected the short-term lease exemption and, therefore, do not recognize a ROU asset or corresponding liability for lease arrangements with an original term of 12 months or less. The weighted average remaining lease term is 3.3 years.

Operating leases are included in ROU operating assets, other current liabilities, and noncurrent operating lease liabilities in our condensed consolidated balance sheets as of March 31, 2022.

The following table summarizes the presentation of the Company's operating lease as presented on the condensed consolidated balance sheets:

(in thousands)	March 31, 2022
Assets:
Operating lease right-of-use assets	$657
Liabilities:
Operating lease liabilities	$148
Operating lease liabilities, noncurrent	517
Total operating lease liabilities	$665

Future minimum lease payments from March 31, 2022 until the expiration of the operating lease are as follows:

(in thousands)
2022	$128
2023	200
2024	230
2025	156
Total lease payments	714
Less: imputed discount rate	(49)
Carrying value of operating lease liabilities	$665

The Company incurred $51 thousand and $26 thousand in operating lease rent expense for the three months ended March 31, 2022 and 2021, respectively. Lease payments made were $43 thousand and $19 thousand for the three months ended March 31, 2022 and 2021, respectively, with such amounts reflected in the condensed consolidated statements of cash flows in operating activities.

As the result of adopting ASU 2016-02 Leases using the modified retrospective transition method, we did not restate periods prior to the adoption date of January 1, 2022. These periods continue to be presented in accordance with ASC 840. As of December 31, 2021 the future undiscounted minimum lease payments on our operating leases was as follows:

YEAR ENDING DECEMBER 31,
(in thousands)
2022	$170
2023	195
2024	230
2025	176
Thereafter	—
$771

6. ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2022 and December 31, 2021:

(in thousands)	MARCH 31, 2022	DECEMBER 31, 2021
Research and development	$2,435	$1,937
Employee expenses	1,043	2,955
Professional fees	457	539
Other	660	517
	$4,595	$5,948

7. STOCKHOLDERS' EQUITY

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

A reorganization and liquidation of Rallybio Holdings, LLC was completed prior to the Company's IPO, which resulted in a change in reporting entity to Rallybio Corporation. In accordance with the applicable accounting guidance related to changes in reporting entities, the financial statements for all periods presented have been retrospectively adjusted giving effect to the reorganization and liquidation as applicable to all periods presented.

Preferred Stock—The Company had 50,000,000 shares of preferred stock authorized as of March 31, 2022 and December 31, 2021, respectively, of which no shares were outstanding as of March 31, 2022 and December 31, 2021.

Common Stock—The Company had 200,000,000 shares of common stock authorized as of March 31, 2022 and December 31, 2021, respectively, of which 32,130,970 and 32,129,970 shares were issued and outstanding as of March 31, 2022 and December 31, 2021.

Share-based Compensation—

2021 Equity Incentive Plan

In 2021 the board of directors adopted the Rallybio Corporation 2021 Equity Incentive Plan (the "2021 Plan"). The 2021 Plan reserves 5,440,344 for shares of the Company's common stock that have been issued in respect of outstanding equity awards granted prior to the registrant’s IPO and for future issuances of shares to employees, directors and consultants in the form of stock options, SARs, restricted and unrestricted stock and stock units, performance awards and other awards that are convertible into or otherwise based on the Company's common stock. Dividend equivalents may also be provided in connection with awards under the 2021 Plan. The share pool will automatically increase on January 1st of each year from 2022 to 2031 by the lesser of (i) five percent of the number of shares of the Company's common stock outstanding as of such date and (ii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date. On January 1, 2022, the 2021 Plan share pool was automatically increased by 1,606,549 shares. As of March 31, 2022, the total number of shares of common stock that were issuable under the 2021 Plan was 4,659,970 shares, of which 2,131,231 shares remained available for future issuance.

2021 Employee Stock Purchase Plan

In connection with the Company's IPO, the board of directors adopted the Rallybio Corporation 2021 Employee Stock Purchase Plan, (the "2021 ESPP"), which reserves 291,324 shares of the Company's common stock for future issuances under this plan. During the three months ended March 31, 2022, there was no activity under the 2021 ESPP.

Share-based compensation for stock options, restricted stock awards and restricted stock units is classified in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021 was as follows:

	FOR THE THREE MONTHS ENDED MARCH 31,
(in thousands)	2022	2021
Research and development	$725	$161
General and administrative	1,329	361
	$2,054	$522

The following table summarizes stock option activity for the three months ended March 31, 2022:

Stock Options	Number of Option Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	1,357,784	$12.72	9.7	$—
Granted	1,091,655	$14.80
Exercised	—	$—
Forfeited	—	$—
Outstanding at March 31, 2022	2,449,439	$13.65	9.6	$—
Options exercisable at March 31, 2022	78,053	$13.14	9.6	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company's common stock. Options outstanding and exercisable with an exercise price above the closing price as of March 31, 2022 are considered to have no intrinsic value. Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended March 31, 2022 was $10.96 per share. There were no stock options granted during the three months ended March 31, 2021. Options vested during the three months ended March 31, 2022 with an exercise price above the closing price as of March 31, 2022 are considered to have no intrinsic value. As of March 31, 2022, there was unrecognized share-based compensation expense related to unvested stock options of $21.7 million, which the Company expects to recognize over a weighted-average period of approximately 3.5 years.

The fair value of the stock options granted during the three months ended March 31, 2022 was determined using the Black-Scholes option pricing model with the following assumptions:

FOR THE THREE MONTHS ENDED MARCH 31,
2022
Expected volatility	89.3% - 89.6%
Expected term (years)	5.50 - 6.08
Risk free interest rate	1.42% - 1.79%
Expected dividend yield	—
Exercise price	$9.91 - $15.04

A summary of the status of the Company's nonvested restricted common stock awards at March 31, 2022 and changes during the three months ended March 31, 2022 was as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock awards at December 31, 2021	2,272,707	$3.22
Shares granted	—	$—
Shares vested	(525,222)	$2.68
Outstanding nonvested restricted stock awards at March 31, 2022	1,747,485	$3.38

As of March 31, 2022, there was unrecognized share-based compensation expense related to unvested restricted stock awards of $5.5 million, which the Company expects to recognize over a weighted-average period of approximately 2.8 years.

A summary of the status of the Company's nonvested restricted common stock units at March 31, 2022 and changes during the three months ended March 31, 2022 was as follows:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock units at December 31, 2021	2,000	$10.76
Shares granted	78,300	$15.04
Shares vested	(1,000)	$10.76
Outstanding nonvested restricted stock units at March 31, 2022	79,300	$14.99

As of March 31, 2022, there was unrecognized share-based compensation expense related to unvested restricted stock units of $1.1 million, which the Company expects to recognize over a weighted-average period of approximately 2.8 years.

8. INVESTMENT IN JOINT VENTURE

The Company, through one of its wholly-owned subsidiaries, has a 50% interest of the joint venture entity, RE Ventures I, LLC, a limited liability company (“REV-I”). For the three months ended March 31, 2022, the Company did not provide funding to REV-I. For the three months ended March 31, 2021, the Company funded $0.5 million to REV-I associated with the Company's commitment and its share of REV-1 development costs. The Company did not provide any additional financial support outside of capital contributions to REV-I during the three months ended March 31, 2022 and 2021. While the Company held a 50% interest in the joint venture as of March 31, 2022, based on management’s analysis, the Company is not the primary beneficiary of REV-1 and accordingly, the entity is not consolidated in the Company's financial statements.

For the three months ended March 31, 2022 and 2021, the Company recorded its allocable share of REV-I’s losses, which totaled $0.4 million and $0.5 million, respectively, as a loss on investment in joint venture within the condensed consolidated statements of operations and comprehensive loss. After recognition of its share of losses for the period, the carrying value and maximum exposure to risk of the REV-I investment as of March 31, 2022 and December 31, 2021 was $0.4 million and $0.8 million, respectively, which was recorded in investment in joint venture in the accompanying condensed consolidated balance sheets.

9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments—The Company enters contracts in the normal course of business with contract research organizations and other third-party vendors for clinical trials and testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and are cancellable by us upon written notice. Payments that may be due upon cancellation consist of payments for services provided or expenses incurred prior to cancellation. As of March 31, 2022 and December 31, 2021 there were no amounts accrued related to termination charges.

10. NET LOSS PER COMMON SHARE

Basic and diluted loss per common share was calculated as follows:

	FOR THE THREE MONTHS ENDED MARCH 31,
(in thousands except share and per share amounts)	2022	2021
Net loss	$(14,498)	$(13,275)
Weighted average number of common shares outstanding, basic and diluted	30,318,405	22,244,883
Net loss per common share, basic and diluted	$(0.48)	$(0.60)

The weighted average number of common shares outstanding diluted for the three months ended March 31, 2022 excludes approximately 4.3 million stock options and unvested restricted common shares, which were not dilutive and not included in the computation of net loss per common share. The weighted average number of common shares outstanding diluted for the three months ended March 31, 2021 excludes approximately 2.7 million unvested restricted common shares, which were not dilutive and not included in the computation of net loss per common share.

11. SUBSEQUENT EVENTS

In May 2022, we obtained worldwide exclusive rights to Sanofi’s KY1066, now referred to as RLYB331, a preclinical potentially first-in-class antibody. RLYB331 has the potential to address a significant unmet need for patients with severe anemias with ineffective erythropoiesis and iron overload, including beta thalassemia and a subset of myelodysplastic syndromes. Currently these patients are underserved by the existing standard of care. RLYB331 is a monoclonal antibody that inhibits Matriptase-2 ("MTP-2"). The inhibition of MTP-2 significantly increases levels of hepcidin, decreases iron load and treats ineffective erythropoiesis. We plan to initiate IND-enabling activities for RLYB331 to support transition of the asset into clinical development. Under the terms of the agreement, we will make an upfront payment of $3.0 million for the exclusive license to KY1066. We could also be required to pay up to up to an aggregate of $43.0 million in development and regulatory milestones and up to an aggregate of $150.0 million in commercial milestones for a product in its first indication, plus tiered low-to-mid double digit percentages of such milestone amounts for up to three additional indications, and mid to high single digit royalties on net sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See “Cautionary Note Regarding Forward-Looking Statements.”

Our Business

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

RLYB212 & RLYB211
Our most advanced program is for the prevention of fetal and neonatal alloimmune thrombocytopenia ("FNAIT"), a potentially life-threatening rare hematological disease that impacts fetuses and newborns. We are evaluating RLYB211, a polyclonal anti-HPA-1a antibody, in a Phase 1/2 clinical trial, which we believe has established proof of concept for RLYB211 and provides support for our proposed mechanism of action. Our lead product candidate is RLYB212, a monoclonal anti-HPA-1a antibody. We submitted a clinical trial application ("CTA") for RLYB212 in July 2021 and initiated a Phase 1 first-in-human trial in Germany in the fourth quarter of 2021. In January 2022, we announced that the first subjects were dosed in the Phase 1 study of RLYB212. This ongoing single-blind, placebo-controlled Phase 1 study is designed to evaluate the safety and pharmacokinetic ("PK") of single and repeat subcutaneous doses of RLYB212 in HPA-1a negative healthy subjects. In the second quarter of 2022, we initiated a Phase 1b proof-of-concept study to establish the ability of RLYB212 to rapidly eliminate transfused HPA-1a positive platelets from the circulation of HPA-1a negative healthy subjects. We expect initial data from this proof-of-concept study in the third quarter of 2022. Additionally, in the third quarter of 2021, we initiated a FNAIT natural history alloimmunization study. This prospective, non-interventional, multinational natural history study is designed to screen up to 30,000 expectant mothers presenting at Gestation Week 10 to 14 prenatal visit to determine the frequency of women at higher FNAIT risk among expectant mothers of different racial and ethnic characteristics, as well as the frequency of HPA-1a alloimmunization and pregnancy outcomes among these women. We expect that data from this study will contribute to a control dataset for a future single-arm Phase 2/3 registration trial for RLYB212. The FNAIT natural history study will operationalize de novo the laboratory test paradigm for FNAIT risk and generate FNAIT laboratory test performance data for future regulatory discussions. Screening of expectant mothers is currently underway.

RLYB116 & RLYB114
We are also focused on developing therapies that address diseases of complement dysregulation, including paroxysmal nocturnal hemoglobinuria ("PNH"), generalized myasthenia gravis ("gMG"), and ophthalmic disorders. RLYB116 is a novel, potentially long-acting, subcutaneously administered inhibitor of complement factor 5 ("C5") in development for the treatment of patients with PNH and gMG. We received approval in the fourth quarter of 2021 for a Human Research Ethics Committee ("HREC") submission to support the Phase 1 trial of RLYB116 in healthy participants and in the first quarter of 2022, we initiated the Phase 1 trial in Australia. The single-blind, placebo-controlled dose escalation study is designed to evaluate the safety, PK, and pharmacodynamics of single dose RLYB116 in healthy volunteers and remains on track, with initial data expected in the second half of 2022. RLYB114 is a pegylated C5 inhibitor in preclinical development for the treatment of complement-mediated ophthalmic diseases, and we expect to submit an investigational new drug application ("IND") for this product candidate in the first half of 2023.

Other Programs
Additionally, in collaboration with Exscientia Limited ("Exscientia"), we have two discovery-stage programs focused on the identification of small molecule therapeutics for patients with rare metabolic diseases. Rallybio, together with its partner Exscientia, continues to work toward the selection of a development candidate to advance into the clinic targeting ENPP1 for the treatment of patients with hypophosphatasia ("HPP"). Investigational new drug enabling studies are expected to commence in the second half of 2022.

Recent Developments

In May 2022, we obtained worldwide exclusive rights to Sanofi’s KY1066, now referred to as RLYB331, a preclinical potentially first-in-class antibody. RLYB331 has the potential to address a significant unmet need for patients with severe anemias with ineffective erythropoiesis and iron overload, including beta thalassemia and a subset of myelodysplastic syndromes. Currently these patients are underserved by the existing standard of care. RLYB331 is a monoclonal antibody that inhibits Matriptase-2 ("MTP-2"). The inhibition of MTP-2 significantly increases levels of hepcidin, decreases iron load and treats ineffective erythropoiesis. We plan to initiate IND-enabling activities for RLYB331 to support transition of the asset into clinical development. Under the terms of the agreement, we will make an upfront payment of $3.0 million for the exclusive license to KY1066. We could also be required to pay up to up to an aggregate of $43.0 million in development and regulatory milestones and up to an aggregate of $150.0 million in commercial milestones for a product in its first indication, plus tiered low-to-mid double digit percentages of such milestone amounts for up to three additional indications, and mid to high single digit royalties on net sales.

Our Operations

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

As of March 31, 2022, we had cash, cash equivalents and marketable securities of $161.4 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital requirements into at least the next 16 months from the date of this report. Our funding estimates include the impact of operating expenses from our RLYB331 program, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” for additional information. This estimate and our expectation to advance the preclinical and clinical development of RLYB212, RLYB116, and any other product candidates are based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, or our clinical trials may be more expensive, time consuming or difficult to design or implement than we currently anticipate. See “—Liquidity and Capital Resources.”

We have incurred significant operating losses since inception, including net losses of $14.5 million and $13.3 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $108.5 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We have not commercialized any products and have never generated revenue from the commercialization of any product. We expect to incur significant additional operating losses in the foreseeable future as we advance our programs through preclinical and clinical development, expand our research and development activities, acquire and develop new product candidates, complete preclinical studies and clinical trials, finance our business development strategy, seek regulatory approval for the commercialization of our product candidates and commercialize our products, if approved. Our expenses will increase substantially if and as we:

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

We continue to monitor the potential impact of the COVID-19 pandemic on our business and financial statements. To date, we have not incurred impairment losses in the carrying values of our assets as a result of the COVID-19 pandemic and we are not aware of any specific related event or circumstance that would require us to revise our estimates reflected in our financial statements. We are following, and plan to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures.

We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and prospects. The extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, financial condition and liquidity, including our ability to obtain financing and planned and future clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, including the availability, administration rates and duration of efficacy of vaccines and their effectiveness against the current or new variants of the virus, and the duration and intensity of the related effects.

Components of Results of Operations

Operating Expenses

Research and Development Expenses

Research and development expenses consist of costs incurred in connection with our research and development activities, including our drug discovery efforts and the development of our product candidates. We expense research and development costs as incurred, which include:

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
▪
costs related to compliance with regulatory requirements; and
▪
facilities, depreciation and other indirect costs allocated to employees and activities supporting our research and development efforts.

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

Total Other Income, Net

Total other income, net, includes interest income earned on cash, cash equivalents and marketable securities, interest expense and other income and expense items.

Loss on Investment in Joint Venture

The Company recognizes its pro-rata share of losses in the joint venture with Exscientia on its condensed consolidated statements of operations and comprehensive loss within the loss on investment in joint venture line item, with a corresponding change to the joint venture investment asset on the condensed consolidated balance sheets for equity method investments for which it does not have a controlling interest in.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

The following table summarizes our results of operations:

	FOR THE THREE MONTHS ENDED MARCH 31,
	2022	2021	CHANGE
(in thousands)
Operating expenses:
Research and development	$7,648	$9,037	$(1,389)
General and administrative	6,670	3,787	2,883
Total operating expenses	14,318	12,824	1,494
Loss from operations	(14,318)	(12,824)	(1,494)
Total other income, net	210	31	179
Loss from continuing operations	(14,108)	(12,793)	(1,315)
Loss on investment in joint venture	390	482	(92)
Net loss	$(14,498)	$(13,275)	$(1,223)

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development costs for each of the periods presented:

	FOR THE THREE MONTHS ENDED MARCH 31,
	2022	2021	CHANGE
(in thousands)
Direct research and development by program
RLYB211	$156	$743	$(587)
RLYB212	2,491	3,909	(1,418)
RLYB116	618	2,593	(1,975)
RLYB114	1,227	10	1,217
Other direct costs	—	338	(338)
Other unallocated research and development costs
Personnel expenses (including share-based compensation)	3,033	1,325	1,708
Other expenses	123	119	4
Total research and development expenses	$7,648	$9,037	$(1,389)

Research and development expenses were $7.6 million for the three months ended March 31, 2022, compared to $9.0 million for the three months ended March 31, 2021. The decrease of $1.4 million in the first quarter of 2022 as compared to 2021 was primarily due to:

▪
a $2.0 million and $1.4 million decrease related to the development of RLYB116 and RLYB212, respectively, primarily attributable to a decrease in clinical manufacturing expenses.
▪
a $0.6 million decrease in costs related to the development of RLYB211.

These decreases were partially offset by:

▪
a $1.2 million increase in RLYB114 mainly attributable to increased preclinical research and development costs and increased external clinical manufacturing activities; and $0.6 million decrease in costs related to the development of RLYB211.
▪
a $1.7 million increase in personnel expenses, including share-based compensation expense, primarily due to an increase in research and development related headcount in 2022.

We anticipate that our research and development expenses will increase as we continue our current research programs, initiate new research programs, continue our preclinical development of product candidates and conduct future clinical trials for any of our product candidates.

General and Administrative Expenses

General and administrative expenses were $6.7 million for the three months ended March 31, 2022, compared to $3.8 million for the three months ended March 31, 2021. The increase of $2.9 million is primarily related to an increase in payroll and personnel-related costs due to an increase in general and administrative related headcount, including an increase of $1.0 million in share-based compensation, an increase in other professional fees, costs associated with operating as a public company and an increase in business development supporting expenses.

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

Total Other Income, Net

Total other income, net, for the three months ended March 31, 2022 was $0.2 million. Total other income, net for the three months ended March 31, 2021 was not material.

Loss On Investment In Joint Venture

Loss on investment in joint venture for the three months ended March 31, 2022 was $0.4 million compared to $0.5 million for the three months ended March 31, 2021.

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

As of March 31, 2022, we had $161.4 million of cash, cash equivalents and marketable securities.

Uses of Liquidity

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years. See "Contractual Obligations" below.

Funding Requirements

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into at least the next 16 months from the date of this report. Our funding estimates include the impact of operating expenses from our RLYB331 program, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” for additional information. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect, or our clinical trials may be more expensive, time consuming or difficult to design or implement than we currently anticipate.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	FOR THE THREE MONTHS ENDED MARCH 31,
	2022	2021
(in thousands)
Net cash used in operating activities	$(13,731)	$(11,929)
Net cash used in investing activities	(80,178)	(562)
Net cash provided by financing activities	—	—
Net decrease in cash and cash equivalents	$(93,909)	$(12,491)

Operating Activities

During the three months ended March 31, 2022, net cash used in operating activities was $13.7 million as compared to $11.9 million for the three months ended March 31, 2021. The increase in cash used in operating activities was primarily due to an increase in general and administrative expenses related to our increase in headcount and the costs of operating as a public company as compared to the three months ended March 31, 2021.

Investing Activities

Net cash used in investing activities was $80.2 million for the three months ended March 31, 2022 as compared to $0.6 million for the three months ended March 31, 2021. The increase in net cash used in investing activities was primarily related to our purchases of highly rated debt securities as compared to the three months ended March 31, 2021.

Financing Activities

During the three months ended March 31, 2022 and 2021, no cash was provided or used in financing activities.

Contractual Obligations

There have been no other material changes in our contractual obligations and commitments during the three months ended March 31, 2022 from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report other than the contractual obligations resulting from the RLYB331 program. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” contained in this Quarterly Report on Form 10-Q for additional information.

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

For a complete discussion of our significant accounting policies and recent accounting pronouncements, see Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and Note 2 to our Annual Report. We believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

Emerging Growth Company and Smaller Reporting Company

As an emerging growth company (an “EGC”) under the Jumpstart Our Business Startups Act ( the "JOBS Act"), we may delay the adoption of certain accounting standards until such time as those standards apply to private companies. Other exemptions and reduced reporting requirements under the JOBS Act, for EGCs include presentation of only two years of audited financial statements in a registration statement for an initial public offering, an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation, and less extensive disclosure about our executive compensation arrangements. Additionally, the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an EGC to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an EGC. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies. Therefore, the reported results of operations contained in our condensed consolidated financial statements may not be directly comparable to those of other public companies.

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

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting.

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, or an attestation report of our independent registered accounting firm due to a transition period established by rules of the Securities Exchange Commission for newly public companies.

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

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes appearing in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report, and the section of this Quarterly Report on Form 10-Q titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Some of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic (including any resurgences thereof) and any worsening of the global business and economic environment as a result. Negative consequences from these risks could harm our business, prospects, operating results and financial condition or cause the trading price of our common stock to decline. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. See “Cautionary Note Regarding Forward-Looking Statements.”

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

We are a clinical-stage biotechnology company with a limited operating history. As a result, we are not profitable and have incurred significant losses since our formation. We had net losses of $14.5 million and $13.3 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $108.5 million. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to gain regulatory approval and become commercially viable. Since inception, we have devoted substantially all of our resources to raising capital, organizing and staffing our company, business planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing our product candidates and preparing for clinical trials and establishing arrangements with third parties for the manufacture of our product candidates and component materials, including activities relating to our preclinical development and manufacturing activities for each of our five programs and our Phase 1/2 clinical trial for RLYB211 and Phase 1 clinical trials for RLYB212 and RLYB116. We do not have any product candidates approved for sale and have not generated any revenue from product sales.

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

We expect to spend significant amounts of capital to complete the development of, seek regulatory approvals for and, if approved, commercialize RLYB212 and RLYB116. These expenditures will include costs related to our ongoing Phase 1/2 clinical trial for RLYB211 and Phase 1 clinical trials for RLYB212 and RLYB116. We expect similar expenditures as we advance our FNAIT Natural History Alloimmunization Study. In addition, we are obligated to make certain milestone and royalty payments in connection with achievement of certain development and commercial milestones as well as the sale of resulting products under our agreements with Prophylix AS ("Prophylix"), Swedish Orphan Biovitrum AB (Publ) ("Sobi") and Affibody AB ("Affibody"). We may also spend significant capital to develop laboratory tests, and if required by the FDA or other healthcare agencies, one or more companion diagnostics, to identify patients for inclusion in our clinical trials or who are likely to respond to our product candidates.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of March 31, 2022, will be sufficient to fund our operating expenses and capital expenditure requirements into at least the next 16 months from the date of this report. Our funding estimates include the impact of operating expenses from our RLYB331 program, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” for additional information. This estimate and our expectation to advance the preclinical and clinical development of RLYB212, RLYB116 and any other product candidates are based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, or our clinical trials may be more expensive, time consuming or difficult to design or implement than we currently anticipate. Changing circumstances, including any unanticipated expenses, could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because of the numerous risks and uncertainties, the length of time and scope of activities associated with development of RLYB212, RLYB116 or any product candidate we may develop is highly uncertain, we are unable to estimate the actual amount of funds we will require for development, approval and any approved marketing and commercialization activities. Our future capital requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

Rallybio was founded in January 2018 and our operations to date have been limited to financing and staffing our company, identifying, evaluating and acquiring or in-licensing product candidates and technologies, conducting preclinical studies and our clinical trials for RLYB211, RLYB212 and RLYB116, and preclinical studies for RLYB211, RLYB212, RLYB116 and RLYB114, and developing a pipeline of other preclinical and research programs. We have not yet demonstrated the ability to complete successfully a large-scale, pivotal clinical trial, obtain marketing approval, manufacture a commercial-scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing, obtaining marketing approval for and commercializing pharmaceutical products.

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

We have incurred substantial NOLs during our history. To the extent that we continue to generate taxable losses, unused losses will carry forward and can be used to offset future taxable income, if any, until such unused losses expire. NOLs generated in taxable years beginning after December 31, 2017 are not subject to expiration. Federal NOLs generated in taxable years beginning after December 31, 2017 generally may not be carried back to prior taxable years except that, under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), federal NOLs generated in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the taxable year in which the loss arises. Additionally, the deduction for NOLs arising in taxable years beginning after December 31, 2017 is generally limited to 80% of current year taxable income, however, as a result of the CARES Act, for taxable years beginning before January 1, 2021, the deductibility of federal NOLs generated in taxable years beginning after December 31, 2017 is not so limited. We also have substantial federal and state research and development and other tax credit carryforwards. These tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOLs and tax credit carryforwards to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Some of our historical NOL’s may be subject to annual limitations on our ability to use them due to prior ownership changes. Additionally, we may experience such ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. If we undergo an ownership change, our ability to use our NOLs and income tax credit carryforwards could be further limited. For these reasons, we may not be able to use a material portion of our NOLs or tax credit carryforwards, even if we attain profitability.

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
▪
delays in reaching an agreement on acceptable terms with prospective contract research organizations CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
▪
delays in obtaining institutional review board ("IRB") approval at each site within the United States, or Independent Ethics Committee ("IEC") approval at sites outside the United States;
▪
delays or problems in analyzing data, or the need for additional analysis or data or the need to enroll additional patients;
▪
failure by us, our CROs, trial sites or investigators to adhere to clinical trial, regulatory, legal or contractual requirements and perform trials in accordance with the FDA’s good clinical practice ("GCP") requirements and trial protocol;
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

Our lead product candidates, RLYB212 and RLYB116, are still in development and will require the successful completion of one or more registrational clinical trials before we are prepared to submit a biologics license application ("BLA") for regulatory approval by the FDA. We cannot predict with any certainty if or when we might complete the development of RLYB212 or RLYB116, submit a BLA for regulatory approval or whether any such BLA will be approved by the FDA.

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

In the United States, we are not permitted to market a product candidate until we receive approval of a BLA or a New Drug Application ("NDA") from the FDA. The process of obtaining BLA and NDA approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Approval policies or regulations may change, and the FDA and other regulatory authorities have substantial discretion in the approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. In addition, the FDA may require post-approval clinical trials or studies as a condition of approval, which also may be costly. The FDA approval for a limited indication or approval with required warning language, such as a boxed warning, could significantly impact our ability to successfully market our product candidates. The FDA also may require adoption of a REMS requiring prescriber training, post-market registries, or otherwise restricting the marketing and dissemination of these products. The FDA may inform us that an approved device, including a companion diagnostic, is required to obtain marketing approval of RLYB212. Companion diagnostics are subject to regulation as medical devices and must be separately approved for marketing by the FDA. Certain of our product candidates will rely on delivery systems, such as PFSs, pen-injectors and/or autoinjectors, and may ultimately be regulated as a drug/device combination product. Although the FDA and similar foreign regulatory agencies have systems in place for the review and approval of combination products, we may experience delays in the development and commercialization of our product candidates due to regulatory timing constraints and uncertainties in the product development and approval process. Despite the time and expense invested in the clinical development of product candidates, regulatory approval is never guaranteed for our product candidates or a companion diagnostic, if required. Assuming successful clinical development, we intend to seek product approvals in countries outside the United States, including in Europe. As a result, we would be subject to regulation by the EMA, as well as the other regulatory agencies in these countries.

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

If safe and effective use of RLYB212 or any of our other product candidates depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of that test, known as a companion diagnostic, at the same time that the FDA approves our product candidates. The process of development and approval of such diagnostic is time consuming and costly. Companion diagnostics, which provide information that is essential for the safe and effective use of a corresponding therapeutic product, are subject to regulation by the FDA, EMA and other comparable foreign regulatory authorities as medical devices and require separate regulatory approval from therapeutic approval prior to commercialization. The FDA previously has required in vitro diagnostic tests intended to select the patients who will respond to a product candidate to obtain a pre-market approval ("PMA") simultaneously with approval of the therapeutic candidate. The PMA process, including the gathering of preclinical and clinical data and the submission and review by the FDA, can take several years or longer. It involves a rigorous pre-market review during which the applicant must prepare and provide FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing, and labeling. After a device is placed on the market, it remains subject to significant regulatory requirements, including requirements governing development, testing, manufacturing, distribution, marketing, promotion, labeling, import, export, record-keeping, and adverse event reporting.

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

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval preclinical and clinical testing, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, and advertising and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of the FDA and other regulatory authorities. These requirements include submissions of safety and other post- marketing information and reports, establishment registration and drug listing requirements, continued compliance with current Good Manufacturing Practice ("cGMP") requirements regarding the distribution of samples to physicians and recordkeeping and Good Laboratory Practice ("GLP") and GCP requirements for non-clinical studies and any clinical trials that we conduct post-approval.

The FDA may also require costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. Additionally, the FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in a manner that is consistent with the provisions of the approved labeling. If we market our products for uses beyond their approved indications or otherwise inconsistent with the FDA-approved labeling, we may be subject to enforcement action for off-label marketing by the FDA and other federal and state enforcement agencies, including the Department of Justice. Violation of the Federal Food, Drug and Cosmetic Act (the "FDCA") and other statutes, including the False Claims Act, and equivalent legislation in other countries relating to the promotion and advertising of prescription products may also lead to investigations or allegations of violations of federal and state and other countries’ health care fraud and abuse laws and state consumer protection laws. Even if it is later determined we were not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our actions and have to divert significant management resources from other matters.

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

Once an NDA is approved, the product covered thereby becomes a “reference listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of abbreviated new drug applications ("ANDAs") in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials to assess safety and efficacy. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labelling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product.

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

As of March 31, 2022, we had 40 full-time employees, upon whom we rely for various administrative, research and development, business development and other support services shared among our subsidiaries and the Exscientia joint venture. The size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support the operations of all of our subsidiaries and the Exscientia joint venture, including their research and development activities, the management of financial, accounting, and reporting matters, and the oversight of our third-party vendors and partners. If our centralized team or our third party vendors and partners performing such functions fail to provide adequate administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.

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
▪
U.S. laws and regulations prohibiting bribery and corruption, such as the Foreign Corrupt Practices Act ("FCPA"), which, among other things, prohibits U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations or foreign government-owned or affiliated entities, candidates for foreign public office, and foreign political parties or officials thereof; and
▪
similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of personal information, such as, where applicable, the General Data Protection Regulation (the "GDPR") which imposes obligations and restrictions on the collection, use, and disclosure of personal data relating to individuals located in the EU and the European Economic Area ("EEA") (including health data). See “—Our business operations may subject us to data protection laws, including the GDPR, the United Kingdom GDPR, the California Consumer Privacy Act ("CCPA") and other similar laws.

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

Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA and the United Kingdom to the United States. Most recently, on July 16, 2020, the Court of Justice of the European Union ("CJEU") invalidated the EU-US Privacy Shield Framework (the "Privacy Shield") under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. On June 4, 2021, the European

Commission released two revised sets of standard contractual clauses, which have been designed in part to assist organizations in meeting the requirement of the CJEU’s judgment. However, it is unclear how the use of these clauses will be scrutinized and enforced by supervisory authorities and privacy interest groups, and the process of entering into agreements with new standard contractual clauses, and updating our existing agreements that contain the previous clauses, may lead to additional costs and increase our overall risk exposure.

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

In the United States, The CCPA came into effect in January 2020 and, among other things, requires new disclosures to California individuals and affords such individuals new abilities to opt out of certain sales of personal information, and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Because we have not yet generated revenue and do not meet the CCPA’s other jurisdictional tests, we do not yet meet the applicable threshold for the CCPA to apply to our business. If our business becomes subject to CCPA in the future, it could increase our compliance costs and potential liability. Further, the California Privacy Rights Act recently passed in California, which will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, though the obligations for covered businesses will apply to any personal information collected after January 1, 2022. Similar laws have been proposed or passed at the U.S. federal and state level, including the Virginia Consumer Data Protection Act, which will take effect on January 1, 2023 and the Colorado Consumer Protection Act, which will take effect on July 1, 2023. We expect to be subject to additional privacy laws at both the U.S. state level and abroad, as many jurisdictions worldwide in addition to those examples described above have either recently passed data privacy legislation or are considering enacting such legislation. As such, we will need to review periodically our operations in comparison to developments in such laws. Achieving and sustaining compliance with applicable international, federal and state privacy, security, fraud and reporting laws may prove time-consuming and costly.

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

We, or our licensors, may be subject to a third-party pre-issuance submission of prior art to the United States Patent and Trademark Office (the "USPTO") or become involved in opposition, derivation, revocation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others in the United States and/or foreign countries. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. If the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Since the shares of our common stock were offered in our IPO in July 2021 at a price of $13.00 per share and through May 4, 2022, the price per share of our common stock has ranged from as low as $6.91 to as high as $23.40. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of May 4, 2022, we have 32,130,970 shares of common stock outstanding. All of these shares may be resold in the public market immediately, unless held by our affiliates who are subject to volume limitations under Rule 144. Moreover, as of March 31, 2022 holders of up to an aggregate of 23,094,614 shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also registered an aggregate of 5,731,668 shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Insiders have substantial influence over us, which could limit your ability to affect the outcome of key transactions, including a change of control.

Our directors and executive officers and their affiliates beneficially own shares representing approximately 50% of our outstanding common stock as of May 4, 2022. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Equity Securities

On July 28, 2021, in connection with the Reorganization and pursuant to the Liquidation, we issued an aggregate of 24,999,970 shares of our common stock to the holders of units in Rallybio Holdings, LLC. The issuance of shares of common stock described in this paragraph were made in reliance on Section 4(a)(2) of the Securities Act.

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

As of March 31, 2022, we had not used any of the net proceeds from the IPO. There has been no material change in our planned use of the net proceeds from the IPO as described in the IPO Prospectus.

Item 6. Exhibits, Financial Statement Schedules.

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

RALLYBIO CORPORATION

Date: May 10, 2022	By:	/s/ Martin W. Mackay
Martin W. Mackay, Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Jeffrey M. Fryer
Jeffrey M. Fryer, CPA
Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)