Form 10-Q
period 2022-06-30
Rallybio Corp
filed 2022-08-08
CIK 1739410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 1, 2022, the registrant had 32,131,970 shares of common stock, $0.0001 par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:

•
the initiation, timing, progress, results, and cost of our research and development programs, and our current and future preclinical and clinical studies, including statements regarding the timing of initiation and completion of our clinical trials for RLYB211, RLYB212, RLYB116 and RLYB331, and the natural history study for our FNAIT prevention program, and related preparatory work, and the period during which the results of the trials will become available;
•
the success, cost and timing of our clinical development of our product candidates, including RLYB212, RLYB116, RLYB114, and RLYB331;
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
•
the size and growth potential of the markets for RLYB212, RLYB116, RLYB114, RLYB331 and any of our current product candidates or other product candidates we may identify and pursue, and our ability to serve those markets;
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
•
We are heavily dependent on the success of RLYB212 and RLYB116, which are in early-stage clinical development. If we are not able to develop, obtain regulatory approval for, or successfully commercialize our product candidates, or if we experience significant delays in doing so, our business will be materially harmed;
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
•
Our product candidates target rare diseases and conditions, and the market opportunities for RLYB212, RLYB116 and any of our other product candidates, if approved, may be smaller than we anticipate. As a result, our commercial opportunity may be limited and because the target populations of our product candidates are for rare diseases, we must be able to successfully identify patients and capture a significant market share to achieve profitability and growth;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

RALLYBIO CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)	JUNE 30, 2022	DECEMBER 31, 2021
Assets
Current assets:
Cash and cash equivalents	$60,753	$175,334
Marketable securities	86,615	—
Prepaid expenses and other assets	6,931	5,535
Total current assets	154,299	180,869
Property and equipment, net	468	511
Operating lease right-of-use assets	613	—
Investment in joint venture	227	805
Total assets	$155,607	$182,185
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$633	$603
Accrued expenses	6,495	5,948
Operating lease liabilities	150	—
Total current liabilities	7,278	6,551
Accrued expenses, noncurrent	—	32
Operating lease liabilities, noncurrent	478	—
Total liabilities	7,756	6,583
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock, $0.0001 par value per share; 200,000,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively; and 32,130,970 and 32,129,970 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	3	3
Preferred stock, $0.0001 par value per share; 50,000,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively; no shares issued or outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	274,327	269,626
Accumulated other comprehensive loss	(371)	—
Accumulated deficit	(126,108)	(94,027)
Total stockholders' equity	147,851	175,602
Total liabilities and stockholders' equity	$155,607	$182,185

See accompanying notes of the condensed consolidated financial statements

RALLYBIO CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Operating expenses:
Research and development	$10,138	$6,818	$17,786	$15,855
General and administrative	7,477	3,712	14,147	7,499
Total operating expenses	17,615	10,530	31,933	23,354
Loss from operations	(17,615)	(10,530)	(31,933)	(23,354)
Other income (expenses):
Interest income	270	13	367	30
Interest expense	—	—	—	(10)
Other income (expense)	100	(142)	213	(118)
Total other income (expense), net	370	(129)	580	(98)
Loss from continuing operations	(17,245)	(10,659)	(31,353)	(23,452)
Loss on investment in joint venture	338	468	728	950
Net loss	$(17,583)	$(11,127)	$(32,081)	$(24,402)

Net loss per common share, basic and diluted	$(0.57)	$(0.49)	$(1.05)	$(1.09)
Weighted average common shares outstanding, basic and diluted	30,588,931	22,559,706	30,453,913	22,309,203

Other comprehensive loss:
Net unrealized loss on marketable securities	249	—	371	—
Other comprehensive loss	(249)	—	(371)	—
Comprehensive loss	$(17,832)	$(11,127)	$(32,452)	$(24,402)

See accompanying notes of the condensed consolidated financial statements

RALLYBIO CORPORATION

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

For the Three Months Ended June 30, 2022 and 2021	COMMON		ADDITIONAL PAID-IN	ACCUMULATED	ACCUMULATED OTHER COMPREHENSIVE	STOCKHOLDERS'
(in thousands, except share amounts)	SHARES	AMOUNT	CAPITAL	DEFICIT	LOSS	EQUITY
March 31, 2021	24,990,263	$2	$183,537	$(60,289)	$—	$123,250
Issuance of restricted common stock	9,707	—	—	—	—	—
Share-based compensation expense	—	—	539	—	—	539
Net loss	—	—	—	(11,127)	—	(11,127)
Other comprehensive loss	—	—	—	—	—	—
Balance, June 30, 2021	24,999,970	$2	$184,076	$(71,416)	$—	$112,662

March 31, 2022	32,130,970	$3	$271,680	$(108,525)	$(122)	$163,036
Share-based compensation expense	—	—	2,647	—	—	2,647
Net loss	—	—	—	(17,583)	—	(17,583)
Other comprehensive loss	—	—	—	—	(249)	(249)
Balance, June 30, 2022	32,130,970	$3	$274,327	$(126,108)	$(371)	$147,851

For the Six Months Ended June 30, 2022 and 2021	COMMON		ADDITIONAL PAID-IN	ACCUMULATED	ACCUMULATED OTHER COMPREHENSIVE	STOCKHOLDERS'
(in thousands, except share amounts)	SHARES	AMOUNT	CAPITAL	DEFICIT	LOSS	EQUITY
December 31, 2020	23,410,348	$2	$183,015	$(47,014)	$—	$136,003
Issuance of restricted common stock	1,589,622	—	—	—	—	—
Share-based compensation expense	—	—	1,061	—	—	1,061
Net loss	—	—	—	(24,402)	—	(24,402)
Other comprehensive loss	—	—	—	—	—	—
Balance, June 30, 2021	24,999,970	$2	$184,076	$(71,416)	$—	$112,662

December 31, 2021	32,129,970	$3	$269,626	$(94,027)	$—	$175,602
Share-based compensation expense	—	—	4,701	—	—	4,701
Issuance of common stock under the stock award plan	1,000	—	—	—	—	—
Net loss	—	—	—	(32,081)	—	(32,081)
Other comprehensive loss	—	—	—	—	(371)	(371)
Balance, June 30, 2022	32,130,970	$3	$274,327	$(126,108)	$(371)	$147,851

See accompanying notes of the condensed consolidated financial statements

RALLYBIO CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	SIX MONTHS ENDED JUNE 30,
(in thousands)	2022	2021
Cash Flows used in Operating Activities:
Net loss	$(32,081)	$(24,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86	48
Net accretion of discounts/premiums on debt securities	109	—
Stock-based compensation	4,701	1,061
Loss on investment in joint venture	728	950
Changes in operating assets and liabilities:
Prepaid expenses, right-of-use assets and other assets	(1,308)	(2,249)
Accounts payable	23	787
Accrued expenses and operating lease liability	457	(970)
Net cash used in operating activities	$(27,285)	$(24,775)
Cash Flows used in Investing Activities:
Purchases of marketable securities	(109,096)	—
Proceeds from maturities of marketable securities	22,000	—
Purchase of property and equipment	(50)	(66)
Investment in joint venture	(150)	(2,000)
Net cash used in investing activities	$(87,296)	$(2,066)
Cash Flows from Financing Activities:
Payments of offering costs	—	(663)
Net cash used by financing activities	$—	$(663)
Net decrease in cash and cash equivalents	(114,581)	(27,504)
Cash and cash equivalents—beginning of period	175,334	140,233
Cash and cash equivalents—end of period	$60,753	$112,729

Supplemental Disclosures of Noncash Investing and Financing Activities:
Offering costs in accounts payable and accrued expenses	$—	$1,762
Property and equipment in accounts payable and accrued expenses	$6	$15

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

The Company had cash, cash equivalents and marketable securities of $147.4 million at June 30, 2022. The Company currently expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date the condensed consolidated financial statements are issued. However, we do not anticipate that the current cash, cash equivalents and marketable securities as of June 30, 2022 will be sufficient for us to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates, if approved. We may satisfy our future cash needs through the sale of equity securities, debt financings, working capital lines of credit, corporate collaborations or license agreements, grant funding, interest income earned on invested cash balances or a combination of one or more of these sources.

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-02 "Leases" that requires lessees to recognize leases on-balance sheet and to make certain disclosures associated with their leasing arrangements. The new standard establishes a right-of-use ("ROU") model that requires a lessee to recognize an ROU asset and lease liability on the condensed consolidated balance sheets for all leases with a term longer than twelve months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the condensed consolidated statements of operations and comprehensive loss. The Company adopted ASU 2016-02 Leases on January 1, 2022 using the modified retrospective approach and elected to apply the transition method that allows companies to continue applying guidance under the lease standard in effect at that time in the comparative periods condensed consolidated financial statements and recognize a cumulative-effect adjustment to the condensed consolidated balance sheets on the date of adoption. The Company elected the package of practical expedients to not reassess its prior conclusions about lease identification, lease classification and initial direct costs. At adoption we recognized approximately $0.7 million of ROU assets and corresponding lease liabilities. See Note 6.

In June 2016, the FASB issued ASC 2016-13 "Financial Instruments - Credit Losses", a new standard intended to improve reporting requirements specific to loans, receivables and other financial instruments. The new standard requires that credit losses on financial assets measured at amortized cost be determined using an expected loss model, instead of the current incurred loss model, and requires that credit losses related to available-for-sale debt securities be recorded through an allowance for credit losses and limited to the amount by which carrying value exceeds fair value. We adopted the new standard on January 1, 2022 and have completed our assessment of the standard based on the composition of our portfolio of financial instruments. Our significant financial assets that are within the scope of the new standard consist of available for sale debt securities. There was no impact to our condensed consolidated statements of operations and comprehensive loss or condensed consolidated balance sheets upon adoption. See Note 4 for discussion of unrealized losses on our available for sale marketable securities.

3. ASSET ACQUISITIONS

The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If this screen criteria is met, the transaction is accounted for as an asset acquisition. If not, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs, which would meet the definition of a business. The Company measures and recognizes asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets, which includes transaction costs. In an asset acquisition, the cost allocated to acquire in-process research and development (IPR&D) with no alternative future use is charged to research and development expense at the acquisition date.

In May 2022, we obtained worldwide exclusive rights to Sanofi’s KY1066, now referred to as RLYB331, a preclinical potentially first-in-class antibody that has the potential to address a significant unmet need for patients with severe anemias with ineffective erythropoiesis and iron overload, including beta thalassemia and a subset of myelodysplastic syndromes. Under the terms of the license agreement, we made an upfront payment to Sanofi of $3.0 million in the second quarter of 2022 for the exclusive license to KY1066. We could also be required to pay up to an aggregate of $43.0 million in development and regulatory milestone payments and up to an aggregate of $150.0 million in commercial milestone payments for a product in its first indication, plus tiered low-to-mid double digit percentages of such milestone amounts for up to three additional indications, and mid to high single digit royalties on net sales. The license was accounted for as an asset acquisition as substantially all of the fair value of the asset acquired was concentrated in a single asset and thus the acquisition was deemed not to be a business combination. The acquired license rights represent an IPR&D asset that was determined to have no alternative future use. Accordingly, the Company recorded an IPR&D charge of $3.1 million to research and development expense, including transaction costs associated with this asset acquisition of $0.1 million, in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022.

4. MARKETABLE SECURITIES

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of our marketable securities by type of security as of June 30, 2022 was as follows:

	JUNE 30, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$86,986	$—	$(371)	$86,615
Money market funds	13,773	—	—	13,773
	$100,759	$—	$(371)	$100,388

The fair values of marketable securities by classification in the condensed consolidated balance sheets was as follows:

(in thousands)	JUNE 30, 2022
Cash and cash equivalents	$13,773
Marketable securities	86,615
$100,388

The fair values of available-for-sale debt securities as of June 30, 2022 , by contractual maturity, are summarized as follows:

(in thousands)	JUNE 30, 2022
Due in one year or less	$100,388
Due after one year through two years	—
$100,388

The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of June 30, 2022 was $86.6 million. We did not have any investments in a continuous unrealized loss position for more than twelve months as of June 30, 2022. As of June 30, 2022, we believe that the cost basis of our available-for-sale debt securities is recoverable. No allowance for credit losses was recorded as of June 30, 2022.

5. FAIR VALUE MEASUREMENTS

ASC Topic 820, Fair Value Measurement (“ASC 820”), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). ASC 820 identifies fair value as the price that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The Company’s principal financial instruments comprise of cash, cash equivalents and marketable securities. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tiered value hierarchy that distinguishes between the following:

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

Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of June 30, 2022 was as follows:

	JUNE 30, 2022
(in thousands)	Level 1	Level 2	Level 3
Financial assets:
Money market fund	$13,773	$—	$—
U.S. treasury securities	86,615	—	—
Total financial assets	$100,388	$—	$—

There were no securities transferred between Level 1, 2 and 3 during the six months ended June 30, 2022.

For the year ended December 31, 2021, the Company held money market funds that were classified as cash and cash equivalents on the Company's condensed consolidated balance sheets of $4.0 million. These money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

6. LEASES

At the inception of an arrangement, we determine if an arrangement is, or contains, a lease based on the facts and circumstances present in that arrangement. Lease classification, recognition, and measurement are then determined at the lease commencement date. For arrangements that contain a lease we i) identify lease and non-lease components, ii) determine the consideration in the contract, iii) determine whether the lease is an operating or financing lease; and iv) recognize lease ROU assets and liabilities. Lease liabilities and their corresponding ROU assets are recorded based on the present value of fixed, or in substance fixed, lease payments over the expected lease term. When the interest rate implicit in lease contracts is not readily determinable we use our incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment. The weighted average discount rate utilized on our operating lease liabilities as of June 30, 2022 was 4.00%.

We have operating leases for approximately nine thousand square feet of corporate office space. We have elected to combine lease components with non-lease components on our office real estate asset class. Fixed, or in substance fixed, lease payments on operating leases are recognized over the expected term of the lease on a straight-line basis. Variable lease expenses that are not considered fixed, or in substance fixed, are recognized as incurred. Fixed and variable lease expense on operating leases is recognized within operating expenses within our condensed consolidated statements of operations and comprehensive loss. Some leases include options to extend or terminate the lease and the Company includes these options in the recognition of the Company’s ROU assets and lease liabilities when it is reasonably certain that the Company will exercise such options. We have elected the short-term lease exemption and, therefore, do not recognize a ROU asset or corresponding liability for lease arrangements with an original term of 12 months or less. The weighted average remaining lease term is 3.0 years.

Operating leases are included in ROU operating assets, other current liabilities, and noncurrent operating lease liabilities in our condensed consolidated balance sheets as of June 30, 2022.

The following table summarizes the presentation of the Company's operating lease as presented on the condensed consolidated balance sheets:

(in thousands)	JUNE 30, 2022
Assets:
Operating lease right-of-use assets	$613
Liabilities:
Operating lease liabilities	$150
Operating lease liabilities, noncurrent	478
Total operating lease liabilities	$628

Future minimum lease payments from June 30, 2022 until the expiration of the operating lease are as follows:

(in thousands)
2022	$86
2023	200
2024	230
2025	156
Thereafter	—
Total lease payments	672
Less: imputed discount rate	(44)
Carrying value of operating lease liabilities	$628

The Company incurred $51 thousand and $28 thousand in operating lease rent expense for the three months ended June 30, 2022 and 2021, respectively and $102 thousand and $54 thousand for the six months ended June 30, 2022 and 2021, respectively. Lease payments made were $43 thousand and $20 thousand for the three months ended June 30, 2022 and 2021, respectively and $87 thousand and $39 thousand for the six months ended June 30, 2022 and 2021, respectively, with such amounts reflected in the condensed consolidated statements of cash flows in operating activities.

As the result of adopting ASU 2016-02 Leases using the modified retrospective transition method, we did not restate periods prior to the adoption date of January 1, 2022. These periods continue to be presented in accordance with ASC 840. As of December 31, 2021, the future undiscounted minimum lease payments on our operating leases was as follows:

YEAR ENDING DECEMBER 31,
(in thousands)
2022	$170
2023	195
2024	230
2025	176
Thereafter	—
$771

7. ACCRUED EXPENSES

Accrued expenses consisted of the following as of June 30, 2022 and December 31, 2021:

(in thousands)	JUNE 30, 2022	DECEMBER 31, 2021
Research and development	$2,847	$1,937
Employee expenses	2,680	2,955
Professional fees	445	539
Other	523	517
	$6,495	$5,948

8. STOCKHOLDERS' EQUITY

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

Preferred Stock—The Company had 50,000,000 shares of preferred stock authorized as of June 30, 2022 and December 31, 2021, respectively, of which no shares were outstanding as of June 30, 2022 and December 31, 2021.

Common Stock—The Company had 200,000,000 shares of common stock authorized as of June 30, 2022 and December 31, 2021, respectively, of which 32,130,970 and 32,129,970 shares were issued and outstanding as of June 30, 2022 and December 31, 2021.

Share-based Compensation—

2021 Equity Incentive Plan

In 2021, the board of directors adopted the Rallybio Corporation 2021 Equity Incentive Plan (the "2021 Plan"). The 2021 Plan reserves 5,440,344 for shares of the Company's common stock that have been issued in respect of outstanding equity awards granted prior to the registrant’s IPO and for future issuances of shares to employees, directors and consultants in the form of stock options, SARs, restricted and unrestricted stock and stock units, performance awards and other awards that are convertible into or otherwise based on the Company's common stock. Dividend equivalents may also be provided in connection with awards under the 2021 Plan. The share pool will automatically increase on January 1st of each year from 2022 to 2031 by the lesser of (i) five percent of the number of shares of the Company's common stock outstanding as of such date and (ii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date. On January 1, 2022, the 2021 Plan share pool was automatically increased by 1,606,549 shares. As of June 30, 2022, the total number of shares of common stock that were issuable under the 2021 Plan was 4,659,970 shares, of which 1,826,218 shares remained available for future issuance.

2021 Employee Stock Purchase Plan

In connection with the Company's IPO, the board of directors adopted the Rallybio Corporation 2021 Employee Stock Purchase Plan, (the "2021 ESPP"), which reserves 291,324 shares of the Company's common stock for future issuances under this plan. The share pool will automatically increase on January 1st of each year from 2022 to 2031 by the lesser of (i) one percent of the number of shares of the Company's common stock outstanding as of such date and (ii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date. In 2022 the 2021 ESPP share pool was automatically increased by 321,309 shares. During the six months ended June 30, 2022, there was no activity under the 2021 ESPP.

Share-based compensation for stock options, restricted stock awards and restricted stock units is classified in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021 and was as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(in thousands)	2022	2021	2022	2021
Research and development	$911	$193	$1,636	$354
General and administrative	1,736	346	3,065	707
	$2,647	$539	$4,701	$1,061

The following table summarizes stock option activity for the six months ended June 30, 2022:

Stock Options	Number of Option Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	1,357,784	$12.72	9.7	$—
Granted	1,392,995	$13.70
Exercised	—	$—
Forfeited	(4,027)	$10.38
Outstanding at June 30, 2022	2,746,752	$13.22	9.4	$—
Options exercisable at June 30, 2022	249,700	$13.44	8.8	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company's common stock. Options outstanding and exercisable with an exercise price above the closing price as of June 30, 2022 are considered to have no intrinsic value. Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the six months ended June 30, 2022 was $10.17 per share. There were no stock options granted during the six months ended June 30, 2021. Options vested during the six months ended June 30, 2022 with an exercise price above the closing price as of June 30, 2022 are considered to have no intrinsic value. As of June 30, 2022, there was unrecognized share-based compensation expense related to unvested stock options of $22.1 million, which the Company expects to recognize over a weighted-average period of approximately 3.3 years.

The fair value of the stock options granted during the six months ended June 30, 2022 was determined using the Black-Scholes option pricing model with the following assumptions:

FOR THE SIX MONTHS ENDED JUNE 30,
2022
Expected volatility	89.3% - 90.8%
Expected term (years)	5.50 - 6.08
Risk free interest rate	1.42% - 2.94%
Expected dividend yield	—
Exercise price	$7.68 - $15.04

A summary of the status of the Company's nonvested restricted common stock awards at June 30, 2022 and changes during the six months ended June 30, 2022 was as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock awards at December 31, 2021	2,272,707	$3.22
Shares granted	—	$—
Shares vested	(810,881)	$2.99
Outstanding nonvested restricted stock awards at June 30, 2022	1,461,826	$3.35

As of June 30, 2022, there was unrecognized share-based compensation expense related to unvested restricted stock awards of $4.7 million, which the Company expects to recognize over a weighted-average period of approximately 2.6 years.

A summary of the status of the Company's nonvested restricted common stock units at June 30, 2022 and changes during the six months ended June 30, 2022 was as follows:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock units at December 31, 2021	2,000	$10.76
Shares granted	86,000	$14.38
Shares vested	(1,000)	$10.76
Outstanding nonvested restricted stock units at June 30, 2022	87,000	$14.34

As of June 30, 2022, there was unrecognized share-based compensation expense related to unvested restricted stock units of $1.1 million, which the Company expects to recognize over a weighted-average period of approximately 2.7 years.

9. INVESTMENT IN JOINT VENTURE

The Company, through one of its wholly-owned subsidiaries, has a 50% interest of the joint venture entity, RE Ventures I, LLC, a limited liability company (“REV-I”). For the three months ended June 30, 2022 and 2021, the Company funded $0.2 million and $1.5 million, respectively, associated with the Company's commitment and its share of REV-I development. For the six months ended June 30, 2022 and 2021 the Company funded $0.2 million and $2.0 million, respectively, associated with the Company's commitment and its share of REV-I development. The Company did not provide any additional financial support outside of capital contributions to REV-I during the three and six months ended June 30, 2022 and 2021. While the Company held a 50% interest in the joint venture as of June 30, 2022, based on management’s analysis, the Company is not the primary beneficiary of REV-1 and accordingly, the entity is not consolidated in the Company's financial statements.

For the three months ended June 30, 2022 and 2021, the Company recorded its allocable share of REV-I’s losses, which totaled $0.3 million and $0.5 million, respectively, and $0.7 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively, as a loss on investment in joint venture within the condensed consolidated statements of operations and comprehensive loss. After recognition of its share of losses for the period, the carrying value and maximum exposure to risk of the REV-I investment as of June 30, 2022 and December 31, 2021 was $0.2 million and $0.8 million, respectively, which was recorded in investment in joint venture in the accompanying condensed consolidated balance sheets.

10. COMMITMENTS AND CONTINGENCIES

Purchase Commitments—The Company enters contracts in the normal course of business with contract research organizations and other third-party vendors for clinical trials and testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and are cancellable by us upon written notice. Payments that may be due upon cancellation consist of payments for services provided or expenses incurred prior to cancellation. As of June 30, 2022 and December 31, 2021 there were no amounts accrued related to termination charges.

11. NET LOSS PER COMMON SHARE

Basic and diluted loss per common share was calculated as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(in thousands except share and per share amounts)	2022	2021	2022	2021
Net loss	$(17,583)	$(11,127)	$(32,081)	$(24,402)
Weighted average number of common shares outstanding, basic and diluted	30,588,931	22,559,706	30,453,913	22,309,203
Net loss per common share, basic and diluted	$(0.57)	$(0.49)	$(1.05)	$(1.09)

The weighted average number of common shares outstanding diluted for the three and six months ended June 30, 2022 excludes approximately 4.3 million stock options and unvested restricted share awards/units, which were not dilutive and not included in the computation of net loss per common share. The weighted average number of common shares outstanding diluted for the three and six months ended June 30, 2021 excludes approximately 2.4 million unvested restricted share awards/units which were not dilutive and not included in the computation of net loss per common share.

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

Our Business

We are a clinical-stage biotechnology company built around a team of seasoned industry experts with a shared purpose and a track record of success in discovering, developing, manufacturing and delivering therapies that meaningfully improve the lives of patients suffering from severe and rare diseases. Our mission at Rallybio is aligned with our expertise, and we believe we have assembled the best people, partners and science to forge new paths to life-changing therapies. Since our launch in January 2018, we have acquired a portfolio of promising product candidates and we are focused on further expanding our portfolio with the goal of making a profound impact on the lives of even more patients. We are drawing on our decades of knowledge and experience with a determination to tackle the undone, the too difficult, the inaccessible – and change the odds for rare disease patients.

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

In August 2022, we announced that the clinical data from our ongoing Phase 1b proof-of-concept study of subcutaneous RLYB212 shows rapid and complete elimination of transfused HPA-1a positive platelets. These data are consistent with the projected effective therapeutic target concentrations of RLYB212 required to prevent maternal alloimmunization and FNAIT. In order to further characterize the advantages associated with subcutaneous dosing, we are amending the protocol to expand the dose range of RLYB212. This amendment will provide a broader range of PK and pharmacodynamics (PD) data to inform decision-making as we seek to select dosing for a future registrational study. We expect to discuss the preliminary platelet elimination data by the end of the third quarter of 2022 as planned and to release proof-of-concept data in the first quarter of 2023.

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

RLYB116 & RLYB114
We are also focused on developing therapies that address diseases of complement dysregulation, including paroxysmal nocturnal hemoglobinuria ("PNH"), generalized myasthenia gravis ("gMG"), and ophthalmic disorders. RLYB116 is a novel, potentially long-acting, subcutaneously administered inhibitor of complement factor 5 ("C5") in development for the treatment of patients with PNH and gMG. We received approval in the fourth quarter of 2021 for a Human Research Ethics Committee ("HREC") submission to support the Phase 1 trial of RLYB116 in healthy participants and in the first quarter of 2022, we initiated the Phase 1 trial in Australia. The single-blind, placebo-controlled dose escalation study is designed to evaluate the safety, PK, and pharmacodynamics of single dose RLYB116 in healthy volunteers and remains on track, with initial data expected for the 30 mg dose in the fourth quarter of 2022. RLYB114 is a pegylated C5 inhibitor in preclinical development for the treatment of complement-mediated ophthalmic diseases.

RLYB331
In May 2022, we obtained worldwide exclusive rights to Sanofi’s KY1066, now referred to as RLYB331, a preclinical potentially first-in-class antibody. We believe RLYB331 has the potential to address a significant unmet need for patients with severe anemias with ineffective erythropoiesis and iron overload, including beta thalassemia and a subset of myelodysplastic syndromes. Currently these patients are underserved by the existing standard of care. RLYB331 is a monoclonal antibody that inhibits Matriptase-2 ("MTP-2"). The inhibition of MTP-2 significantly increases levels of hepcidin, decreases iron load and treats ineffective erythropoiesis. We are conducting IND-enabling activities for RLYB331 to support transition of the asset into clinical development.

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

Recent Developments

Rallybio announced in June 2022 that Jeffrey Fryer, CPA, will retire from his position as Chief Financial Officer ("CFO"). Mr. Fryer will continue to serve as Rallybio’s CFO until a new CFO has been appointed and will retire from the Company following a transition period. Rallybio has initiated an external search to identify its next CFO.

In August 2022, Rallybio announced the appointment of Wendy Chung, M.D., Ph.D., to its Board of Directors.

Our Operations

Since inception, we have devoted substantially all of our resources to raising capital, organizing and staffing our company, business planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing our product candidates, preparing for clinical trials and establishing arrangements with third parties for the manufacture of our product candidates and component materials, including activities relating to our preclinical development and manufacturing activities for each of our programs. We do not have any product candidates approved for sale and have not generated any revenue from product sales.

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

As of June 30, 2022, we had cash, cash equivalents and marketable securities of $147.4 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. This estimate and our expectation to advance the preclinical and clinical development of RLYB212, RLYB116, and any other product candidates are based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, or our clinical trials may be more expensive, time consuming or difficult to design or implement than we currently anticipate. See “—Liquidity and Capital Resources.”

We have incurred significant operating losses since inception, including net losses of $17.6 million and $11.1 million for the three months ended June 30, 2022 and 2021, respectively and $32.1 million and $24.4 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $126.1 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We have not commercialized any products and have never generated revenue from the commercialization of any product. We expect to incur significant additional operating losses in the foreseeable future as we advance our programs through preclinical and clinical development, expand our research and development activities, acquire and develop new product candidates, complete preclinical studies and clinical trials, finance our business development strategy, seek regulatory approval for the commercialization of our product candidates and commercialize our products, if approved. Our expenses will increase substantially if and as we:

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
▪
continue and expand upon our discovery and development joint venture with Exscientia;
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

Total Other Income (Expense), Net

Total other income (expense), net, includes interest income earned on cash, cash equivalents and marketable securities, interest expense and other income and expense items.

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

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

The following table summarizes our results of operations:

	FOR THE THREE MONTHS ENDED JUNE 30,
	2022	2021	CHANGE
(in thousands)
Operating expenses:
Research and development	$10,138	$6,818	$3,320
General and administrative	7,477	3,712	3,765
Total operating expenses	17,615	10,530	7,085
Loss from operations	(17,615)	(10,530)	(7,085)
Total other income (expense), net:	370	(129)	499
Loss from continuing operations	(17,245)	(10,659)	(6,586)
Loss on investment in joint venture	338	468	(130)
Net loss	$(17,583)	$(11,127)	$(6,456)

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development costs for each of the periods presented:

	THREE MONTHS ENDED JUNE 30,
	2022	2021	CHANGE
(in thousands)
Direct research and development by program
RLYB211	$79	$519	$(440)
RLYB212	2,106	3,026	(920)
RLYB116	903	1,341	(438)
RLYB114	493	514	(21)
Other program candidates	47	(331)	378
Asset acquisitions IPR&D expense	3,073	—	3,073
Other unallocated research and development costs
Personnel expenses (including share-based compensation)	3,303	1,549	1,754
Other expenses	134	200	(66)
Total research and development expenses	$10,138	$6,818	$3,320

Research and development expenses were $10.1 million for the three months ended June 30, 2022, compared to $6.8 million for the three months ended June 30, 2021. The increase of $3.3 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was primarily due to:

▪
a $3.1 million increase in asset acquisition IPR&D expense related to the second quarter 2022 acquisition of the worldwide exclusive rights to Sanofi’s KY1066, now referred to as RLYB331; and
▪
a $1.8 million increase in personnel expenses, including share-based compensation expense, primarily due to an increase in research and development related headcount in 2022.

This increase was partially offset by:

▪
a $0.9 million and a $0.4 million decrease related to the development of RLYB212 and RLYB116, respectively, primarily attributable to a decrease in clinical manufacturing expenses; and
▪
a $0.4 million decrease in costs related to the development of RLYB211 as we continue to develop our lead product candidate, RLYB212.

General and Administrative Expenses

General and administrative expenses were $7.5 million for the three months ended June 30, 2022, compared to $3.7 million for the three months ended June 30, 2021. The increase of $3.8 million is primarily related to an increase in payroll and personnel-related costs due to an increase in general and administrative related headcount, including an increase of $1.4 million in share-based compensation, an increase in other professional fees, costs associated with operating as a public company and an increase in business development supporting expenses.

Total Other Income (Expense), Net

Total other income (expense), net, for the three months ended June 30, 2022 was income of $0.4 million compared to an expense of $0.1 million for the three months ended June 30, 2021. The change was due to an increase in interest income of $0.5 million primarily related to an increase in interest income from marketable securities.

Loss On Investment In Joint Venture

Loss on investment in joint venture for the three months ended June 30, 2022 was $0.3 million compared to $0.5 million for the three months ended June 30, 2021.

Results of Operations

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes our results of operations:

	FOR THE SIX MONTHS ENDED JUNE 30,
	2022	2021	CHANGE
(in thousands)
Operating expenses:
Research and development	$17,786	$15,855	$1,931
General and administrative	14,147	7,499	6,648
Total operating expenses	31,933	23,354	8,579
Loss from operations	(31,933)	(23,354)	(8,579)
Total other income (expense), net	580	(98)	678
Loss from continuing operations	(31,353)	(23,452)	(7,901)
Loss on investment in joint venture	728	950	(222)
Net loss	$(32,081)	$(24,402)	$(7,679)

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development costs for each of the periods presented:

	SIX MONTHS ENDED JUNE 30,
	2022	2021	CHANGE
(in thousands)
Direct research and development by program
RLYB211	$235	$1,262	$(1,027)
RLYB212	4,597	6,935	(2,338)
RLYB116	1,521	3,934	(2,413)
RLYB114	1,720	524	1,196
Other program candidates	47	7	40
Asset acquisitions IPR&D expense	3,073	—	3,073
Other unallocated research and development costs
Personnel expenses (including share-based compensation)	6,336	2,874	3,462
Other expenses	257	319	(62)
Total research and development expenses	$17,786	$15,855	$1,931

Research and development expenses were $17.8 million for the six months ended June 30, 2022, compared to $15.9 million for the six months ended June 30, 2021. The increase of $1.9 million in 2022 as compared to 2021 was primarily due to:

▪
a $3.1 million increase in asset acquisition IPR&D expense related to the second quarter 2022 acquisition of the worldwide exclusive rights to Sanofi’s KY1066, now referred to as RLYB331;
▪
a $1.2 million increase attributable to increased preclinical research and development costs and clinical manufacturing expenses to advance RLYB114; and
▪
a $3.5 million increase in personnel expenses, including share-based compensation expense, primarily due to an increase in research and development related headcount in 2022.

These increases were partially offset by:

▪
a $2.4 million and a $2.3 million decrease related to the development of RLYB116 and RLYB212, respectively, primarily attributable to a decrease in clinical manufacturing expenses; and
▪
a $1.0 million decrease in costs related to the development of RLYB211 as we continue to develop our lead product candidate, RLYB212.

We anticipate that our research and development expenses will increase as we continue our current research programs, initiate new research programs, continue our preclinical development of product candidates and conduct future clinical trials for any of our product candidates.

General and Administrative Expenses

General and administrative expenses were $14.1 million for the six months ended June 30, 2022, compared to $7.5 million for the six months ended June 30, 2021. The increase of $6.6 million is primarily related to an increase in payroll and personnel-related costs due to an increase in general and administrative related headcount, including an increase of $2.4 million in share-based compensation, an increase in other professional fees, costs associated with operating as a public company and an increase in business development supporting expenses.

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

Total Other Income (Expense), Net

Total other income (expense), net, for the six months ended June 30, 2022 was income of $0.6 million compared to an expense of $0.1 million for the six months ended June 30, 2021. The change was due to an increase in interest income of $0.7 million from marketable securities.

Loss On Investment In Joint Venture

Loss on investment in joint venture for the six months ended June 30, 2022 was $0.7 million compared to $1.0 million for the six months ended June 30, 2021.

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

As of June 30, 2022, we had $147.4 million of cash, cash equivalents and marketable securities.

Uses of Liquidity

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years. See "Contractual Obligations" below.

Funding Requirements

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. The Company has implemented cash preservation initiatives including reviewing certain discretionary expenses and managing the timing of certain future preclinical development activities. These initiatives do not impact the future clinical development plans for RLYB212 or RLYB116. This estimate and our expectation to advance the preclinical and clinical development of RLYB212, RLYB116, and any other product candidates are based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, or our clinical trials may be more expensive, time consuming or difficult to design or implement than we currently anticipate.

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

▪
the initiation, progress, timing, costs and results of our clinical trials through all phases of development, including our ongoing Phase 1/2 clinical trial for RLYB211 and Phase 1 and Phase 1b clinical trials for RLYB212, the clinical trial for RLYB116 and the development of any other product candidates;
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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	FOR THE SIX MONTHS ENDED JUNE 30,
	2022	2021
(in thousands)
Net cash used in operating activities	$(27,285)	$(24,775)
Net cash used in investing activities	(87,296)	(2,066)
Net cash used by financing activities	—	(663)
Net decrease in cash and cash equivalents	$(114,581)	$(27,504)

Operating Activities

During the six months ended June 30, 2022, net cash used in operating activities was $27.3 million as compared to $24.8 million for the six months ended June 30, 2021. The increase in cash used in operating activities was primarily due to an increase in general and administrative expenses related to our increase in headcount and the costs of operating as a public company as compared to the six months ended June 30, 2021, and an increase in research and development primarily related to IPR&D expenses associated with the acquisition to obtain worldwide exclusive rights to Sanofi’s KY1066, now referred to as RLYB331 as compared to the six months ended June 30, 2021.

Investing Activities

Net cash used in investing activities was $87.3 million for the six months ended June 30, 2022 as compared to $2.1 million for the six months ended June 30, 2021. The increase in net cash used in investing activities was primarily related to the purchases of highly rated debt securities as compared to the six months ended June 30, 2021.

Financing Activities

No cash was provided or used in financing activities for the six months ended June 30, 2022 as compared to $0.7 million for the six months ended June 30, 2021, representing payments for offering costs related to our IPO of $0.7 million.

Contractual Obligations

There have been no other material changes in our contractual obligations and commitments during the six months ended June 30, 2022 from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report other than the contractual obligations resulting from the RLYB331 program. In May 2022, we obtained worldwide exclusive rights to Sanofi’s KY1066, now referred to as RLYB331, a preclinical potentially first-in-class antibody. Under the terms of the license agreement, we made an upfront payment of $3.0 million for the exclusive license to KY1066. We could also be required to pay up to an aggregate of $43.0 million in development and regulatory milestone payments and up to an aggregate of $150.0 million in commercial milestone payments for a product in its first indication, plus tiered low-to-mid double digit percentages of such milestone amounts for up to three additional indications, and mid to high single digit royalties on net sales.

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

Emerging Growth Company and Smaller Reporting Company

As an emerging growth company (an “EGC”) under the Jumpstart Our Business Startups Act (the "JOBS Act"), we may delay the adoption of certain accounting standards until such time as those standards apply to private companies. Other exemptions and reduced reporting requirements under the JOBS Act, for EGCs include presentation of only two years of audited financial statements in a registration statement for an initial public offering, an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation, and less extensive disclosure about our executive compensation arrangements. Additionally, the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an EGC to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an EGC. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies. Therefore, the reported results of operations contained in our condensed consolidated financial statements may not be directly comparable to those of other public companies.

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

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a clinical-stage biotechnology company with a limited operating history. As a result, we are not profitable and have incurred significant losses since our formation. We had net losses of $47.0 million and $26.4 million for the years ended December 31, 2021 and 2020, respectively, net losses of $17.6 million and $11.1 million for the three months ended June 30, 2022 and 2021, respectively and $32.1 million and $24.4 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $126.1 million. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to gain regulatory approval and become commercially viable. Since inception, we have devoted substantially all of our resources to raising capital, organizing and staffing our company, business planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing our product candidates and preparing for clinical trials and establishing arrangements with third parties for the manufacture of our product candidates and component materials, including activities relating to our preclinical development and manufacturing activities for each of our programs and our Phase 1/2 clinical trial for RLYB211 and Phase 1 clinical trials for RLYB212 and RLYB116. We do not have any product candidates approved for sale and have not generated any revenue from product sales.

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

We expect to spend significant amounts of capital to complete the development of, seek regulatory approvals for and, if approved, commercialize RLYB212 and RLYB116. These expenditures will include costs related to our ongoing Phase 1/2 clinical trial for RLYB211 and Phase 1 clinical trials for RLYB212 and RLYB116. We expect similar expenditures as we advance our FNAIT Natural History Alloimmunization Study. In addition, we are obligated to make certain milestone and royalty payments in connection with achievement of certain development and commercial milestones as well as the sale of resulting products under our agreements with Prophylix AS ("Prophylix"), Swedish Orphan Biovitrum AB (Publ) ("Sobi") , Affibody AB ("Affibody"), and Sanofi. We may also spend significant capital to develop laboratory tests, and if required by the FDA or other healthcare agencies, one or more companion diagnostics, to identify patients for inclusion in our clinical trials or who are likely to respond to our product candidates.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of June 30, 2022, will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. This estimate and our expectation to advance the preclinical and clinical development of RLYB212, RLYB116 and any other product candidates are based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, or our clinical trials may be more expensive, time consuming or difficult to design or implement than we currently anticipate. Changing circumstances, including any unanticipated expenses, could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because of the numerous risks and uncertainties, the length of time and scope of activities associated with development of RLYB212, RLYB116 or any product candidate we may develop is highly uncertain, we are unable to estimate the actual amount of funds we will require for development, approval and any approved marketing and commercialization activities. Our future capital requirements, both near and long-term, will depend on many factors, including, but not limited to:

▪
the initiation, progress, timing, costs and results of our clinical trials through all phases of development, including our ongoing Phase 1/2 clinical trial for RLYB211 and Phase 1 and Phase 1b clinical trials for RLYB212 and RLYB116, and the development of any other product candidates;
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

We have incurred substantial NOLs during our history. To the extent that we continue to generate taxable losses, unused losses will carry forward and can be used to offset future taxable income, if any, until such unused losses expire. NOLs generated in taxable years beginning after December 31, 2017 are not subject to expiration. Federal NOLs generated in taxable years beginning after December 31, 2017 generally may not be carried back to prior taxable years except that, under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), federal NOLs generated in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the taxable year in which the loss arises. Additionally, the deduction for NOLs arising in taxable years beginning after December 31, 2017 is generally limited to 80% of current year taxable income, however, as a result of the CARES Act, for taxable years beginning before January 1, 2021, the deductibility of federal NOLs generated in taxable years beginning after December 31, 2017 is not so limited. We also have substantial federal and state research and development and other tax credit carryforwards. These tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOLs and tax credit carryforwards to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Some of our historical NOLs may be subject to annual limitations on our ability to use them due to prior ownership changes. Additionally, we may experience such ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. If we undergo an ownership change, our ability to use our NOLs and income tax credit carryforwards could be further limited. For these reasons, we may not be able to use a material portion of our NOLs or tax credit carryforwards, even if we attain profitability.

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

We are heavily dependent on the success of RLYB212 and RLYB116, which are in early-stage clinical development. If we are not able to develop, obtain regulatory approval for, or successfully commercialize our product candidates, or if we experience significant delays in doing so, our business will be materially harmed.

Our lead programs are in early-stage clinical development and we do not currently have any commercial products that generate revenues or any other sources of revenue. To date, we have invested a significant portion of our efforts and financial resources in the development of RLYB211 and RLYB212 for the prevention of FNAIT and the development of RLYB116. Our future success is substantially dependent on our ability to successfully complete preclinical and clinical development for, obtain regulatory approval for, and successfully commercialize, our product candidates, which may never occur. We currently have no products that are approved for commercial sale and may never be able to develop a marketable product.

In addition, we submitted a CTA in Germany for RLYB212 in July 2021 and we initiated a Phase 1 first-in-human trial in Germany in the fourth quarter of 2021, with proof of concept data from a subsequent Phase 1b trial expected in the first quarter of 2023. Any delays in the advancement of our Phase 1 or Phase 1b trials for RLYB212 could impact our product development timelines, result in increased costs, affect our ability to obtain marketing approval for RLYB212 according to our plans, and delay commercialization.

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

The results of preclinical studies, clinical trials or analyses of the results from such trials, may not be predictive of the results of later clinical trials. Product candidates in later clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and prior clinical trials or having shown promising results based on analyses of data from earlier trials. Late-stage clinical trials may include a larger number of patients and could differ in other significant ways from early-stage clinical trials, including changes to inclusion and exclusion criteria, patient population, efficacy endpoints, dosing regimen and statistical design. Our Phase 1/2 clinical trial for RLYB211 is single blinded, making it difficult to predict how rapid platelet clearance will lead to prevention of alloimmunization in pregnant women at higher risk for FNAIT and whether the results that we have and may observe in such trial will be repeated in larger and more advanced clinical trials, including our trials for RLYB212. A number of companies in the biopharmaceutical industry have suffered significant setbacks in later-stage clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding earlier promising results. In addition, conclusions based on promising data from analyses of clinical results, such as the prospective and post hoc analysis of results may be shown to be incorrect in subsequent clinical trials that have pre-specified end points or may not be considered adequate by regulatory authorities. We believe data from our Phase 1/2 clinical trial of RLYB211 has demonstrated proof of concept of our proposed mechanism of action and supported advancing RLYB212 into clinical trials, however, we cannot guarantee that clinical trial results will be similar for RLYB212. Even if we complete later clinical trials as planned, we cannot be certain that their results will support the safety and efficacy requirements sufficient to obtain regulatory approval, and, as a result, our clinical development plans may be materially harmed.

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

Our product candidates target rare diseases and conditions, and the market opportunities for RLYB212, RLYB116 or any of our other product candidates, if approved, may be smaller than we anticipate. As a result, our commercial opportunity may be limited and because the target populations of our product candidates are for rare diseases, we must be able to successfully identify patients and capture a significant market share to achieve profitability and growth.

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

Given our limited experience in developing and commercializing in vitro diagnostic devices, including companion diagnostic tests, we do not plan to develop such tests internally and thus will be dependent on the sustained cooperation and effort of third-party collaborators in developing and obtaining approval for these in vitro diagnostic tests. We may not be able to enter into arrangements with a provider to develop screening and/or diagnostic tests for use in connection with a registrational trial for RLYB212 or for commercialization of RLYB212, or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of RLYB212. We and our future collaborators may encounter difficulties in developing and obtaining approval for such tests, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. Any delay or failure by our collaborators to develop or obtain regulatory approval of in vitro diagnostic tests could delay or prevent approval of RLYB212 or any of our other product candidates. In addition, we, our collaborators or third parties may encounter production difficulties that could constrain the supply of such tests, and both they and we may have difficulties gaining acceptance of the use of such tests by physicians. We believe that adoption of screening and treatment into clinical practice guidelines is important for market access, third-party payer reimbursement, utilization in medical practice and commercial success. Both our collaborators and we may have difficulty gaining acceptance of such screening and/or diagnostic tests into clinical practice guidelines. If such tests fail to gain market acceptance, it would have an adverse effect on our ability to derive revenues from sales, if any, of RLYB212 if it is approved for commercial sale, or any other approved products that require an in vitro diagnostic test. In addition, any collaborator or third-party with whom we contract may decide not to commercialize or to discontinue selling or manufacturing the test that we anticipate using in connection with development and commercialization of our product candidates, or our relationship with such collaborator or third-party may otherwise terminate. We may not be able to enter into arrangements with another provider to obtain supplies of an alternative in vitro diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our product candidates.

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

In response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. In April 2021, the FDA released additional guidance on its handling of inspections during the COVID-19 pandemic, addressing situations where the FDA may request to conduct a remote interactive evaluation. While participation in a remote interactive evaluation is voluntary, declining the FDA’s guidance could impede the FDA’s ability to make a timely regulatory decision (e.g., regarding adequacy of a clinical trial used in support of a pending application or adequacy of a drug manufacturing operation described in the application). Additionally, in July 2021, the FDA transitioned to the “base-case scenario” in its “Resiliency Roadmap for FDA Inspectional Oversight,” where the FDA will move to standard operational levels for domestic surveillance inspections, though there was another pause in domestic inspectional activities in early 2022 as a result of the COVID-19 Omicron variant, which was lifted on February 7, 2022. Regulatory authorities outside the United States may also impose similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We acquired all rights to RLYB211 and RLYB212 from Prophylix in 2019 and rights to RLYB116 and RLYB114 from Sobi in 2019. We also obtained worldwide exclusive rights to Sanofi’s KY1066, now referred to as RLYB331, and have entered into joint ventures with Exscientia for the development of small molecule therapeutics for rare diseases. An important component of our approach to product development is to acquire or in-license rights to product candidates, products or technologies, acquire other businesses or enter into collaborations with third parties. We may not be able to enter into such transactions on favorable terms, or at all. Any such acquisitions, in-licenses or collaborations may not strengthen our competitive position, and these transactions may be viewed negatively by analysts, investors, customers, or other third parties with whom we have relationships. We may decide to incur debt in connection with an acquisition, or in-license or issue our common stock or other equity securities as consideration for the acquisition, which would reduce the percentage ownership of our existing stockholders. We could incur losses resulting from undiscovered liabilities of the acquired business that are not covered by the indemnification we may obtain from the sellers of the acquired business. In addition, we may not be able to successfully integrate the acquired personnel, technologies, and operations into our existing business in an effective, timely, and non-disruptive manner. Such transactions may also divert management attention from day-to-day responsibilities, increase our expenses, and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of future acquisitions or in-licenses or the effect that any such transactions might have on our operating results.

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

As of June 30, 2022, we had 45 full-time employees, upon whom we rely for various administrative, research and development, business development and other support services shared among our subsidiaries and the Exscientia joint venture. The size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support the operations of all of our subsidiaries and the Exscientia joint venture, including their research and development activities, the management of financial, accounting, and reporting matters, and the oversight of our third-party vendors and partners. If our centralized team or our third party vendors and partners performing such functions fail to provide adequate administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.

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

Beyond the ACA, there have been ongoing health care reform efforts, including a number of recent actions. Some recent healthcare reform efforts have sought to address certain issues related to the COVID-19 pandemic, including an expansion of telehealth coverage under Medicare, accelerated or advanced Medicare payments to healthcare providers and payments to providers for COVID-19-related expenses and lost revenues. Other reform efforts affect pricing or payment for drug products. For example, subsequent to the ACA, the Medicaid Drug Rebate Program was subject to statutory and regulatory changes and the discount that manufacturers of Medicare Part D brand name drugs must provide to Medicare Part D beneficiaries during the coverage gap increased from 50% to 70%. Additional reform efforts are likely. The Biden administration has focused on reforms that would address the high cost of drugs. In response to an Executive Order from President Biden, the Secretary of HHS issued a comprehensive plan for addressing high drug prices that describes a number of legislative approaches and identifies administrative tools to address the high cost of drugs. Drug pricing reforms were included in major legislation supported by President Biden in 2021 (which ultimately stalled) and President Biden addressed drug pricing reform in his 2022 State of the Union Address. Healthcare reform efforts have been and may continue to be subject to scrutiny and legal challenge. For example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Pursuant to court order, the removal was delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026.

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

General legislative cost control measures may also affect reimbursement for our product candidates. The Budget Control Act, as amended, resulted in the imposition of reductions in Medicare (but not Medicaid) payments to providers in 2013 and will remain in effect through 2031 (except May 1, 2020 to March 31, 2022) unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

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

We may also have to comply with the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law following "Brexit." The UK GDPR mirrors the fines under the GDPR with fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term. On June 28, 2021 the European Commission issued an adequacy decision in respect of the UK’s data protection framework, enabling data transfers from EU member states to the UK to continue without requiring organizations to put in place contractual or other measures in order to lawfully transfer personal data between the territories. While it is intended to last for at least four years, the European Commission may unilaterally revoke the adequacy decision at any point, and if this occurs it could lead to additional costs and increase our overall risk exposure.

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

In the United States, the CCPA came into effect in January 2020 and, among other things, requires new disclosures to California individuals and affords such individuals new abilities to opt out of certain sales of personal information, and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Because we have not yet generated revenue and do not meet the CCPA’s other jurisdictional tests, we do not yet meet the applicable threshold for the CCPA to apply to our business. If our business becomes subject to CCPA in the future, it could increase our compliance costs and potential liability. Further, the California Privacy Rights Act was approved by California voters in 2020, and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, though the obligations for covered businesses will apply to any personal information collected after January 1, 2022. Similar laws have been proposed or passed at the U.S. federal and state level, including the Virginia Consumer Data Protection Act, which will take effect on January 1, 2023, the Colorado Consumer Protection Act, which will take effect on July 1, 2023, the Connecticut Data Privacy Act, which will take effect on July 1, 2023, and the Utah Consumer Privacy Act, which will take effect on December 31, 2023. We expect to be subject to additional privacy laws at both the U.S. state level and abroad, as many jurisdictions worldwide in addition to those examples described above have either recently passed data privacy legislation or are considering enacting such legislation. As such, we will need to review periodically our operations in comparison to developments in such laws. Achieving and sustaining compliance with applicable international, federal and state privacy, security, fraud and reporting laws may prove time-consuming and costly.

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

Many of our employees were previously employed by Alexion (now part of AstraZeneca), a potential competitor. To the extent we employ or engage personnel from competitors, we may be subject to allegations that such individuals have been improperly solicited or have divulged proprietary or other confidential information, or that their former employers own their research output.

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

Since the shares of our common stock were offered in our IPO in July 2021 at a price of $13.00 per share and through August 1, 2022, the closing price per share of our common stock has ranged from as low as $6.26 to as high as $23.40. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of August 1, 2022, we have 32,131,970 shares of common stock outstanding. All of these shares may be resold in the public market immediately, unless held by our affiliates who are subject to volume limitations under Rule 144. Moreover, as of June 30, 2022 holders of up to an aggregate of 22,634,614 shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also registered an aggregate of 7,659,526 shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Insiders have substantial influence over us, which could limit your ability to affect the outcome of key transactions, including a change of control.

Our directors and executive officers and their affiliates beneficially own shares representing approximately 44% of our outstanding common stock as of August 1, 2022. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, period of sustained increased inflation, or additional global financial crises, could result in a variety of risks to our business, including weakened demand for our product candidates, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. Further, geopolitical instability outside the U.S. may also impact our operations or affect global markets, such as the recent invasion of Ukraine by Russia. While we do not currently conduct clinical trials in the Ukraine or Russia, we cannot be certain what the overall impact of these events will be on our business or on the business of any of our third party partners, including our contract research organizations, contract manufacturers or other partners. The impact of these events could also expand into other markets where we do business. Similarly, the volatility associated with the COVID-19 pandemic has caused significant instability and disruptions in the capital and credit markets. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which current geopolitical tensions, the economic climate and the financial market conditions could adversely impact our business.

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

As of June 30, 2022, we had not used any of the net proceeds from the IPO. There has been no material change in our planned use of the net proceeds from the IPO as described in the IPO Prospectus, other than that a portion of the net proceeds may be used for preclinical development of RLYB331.

Item 6. Exhibits.

Exhibit Number	Description
10.1*	License Agreement by and between Rallybio IPE, LLC and Kymab Limited, dated as of May 5, 2022.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RALLYBIO CORPORATION

Date: August 8, 2022	By:	/s/ Martin W. Mackay
Martin W. Mackay, Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 8, 2022	By:	/s/ Jeffrey M. Fryer
Jeffrey M. Fryer, CPA
Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)