Form 10-Q
period 2022-09-30
Rallybio Corp
filed 2022-11-07
CIK 1739410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 1, 2022, the registrant had 32,034,632 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our expected uses of the net proceeds from our initial public offering or any subsequent offerings;
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
•
The COVID-19 pandemic in the United States and other countries has resulted in and may further result in disruptions to our preclinical studies, clinical trials, manufacturing and other business operations, which could adversely affect our business and the market price of our common stock;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

RALLYBIO CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)	SEPTEMBER 30, 2022	DECEMBER 31, 2021
Assets
Current assets:
Cash and cash equivalents	$51,711	$175,334
Marketable securities	80,709	—
Prepaid expenses and other assets	10,009	5,535
Total current assets	142,429	180,869
Property and equipment, net	424	511
Operating lease right-of-use assets	569	—
Investment in joint venture	244	805
Total assets	$143,666	$182,185
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$828	$603
Accrued expenses	10,302	5,948
Operating lease liabilities	165	—
Total current liabilities	11,295	6,551
Accrued expenses, noncurrent	—	32
Operating lease liabilities, noncurrent	428	—
Total liabilities	11,723	6,583
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock, $0.0001 par value per share; 200,000,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively; and 32,091,398 and 32,129,970 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	3	3
Preferred stock, $0.0001 par value per share; 50,000,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively; no shares issued or outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	276,852	269,626
Accumulated other comprehensive loss	(434)	—
Accumulated deficit	(144,478)	(94,027)
Total stockholders' equity	131,943	175,602
Total liabilities and stockholders' equity	$143,666	$182,185

See accompanying notes of the condensed consolidated financial statements

RALLYBIO CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Operating expenses:
Research and development	$12,110	$4,960	$29,896	$20,815
General and administrative	6,750	5,021	20,897	12,520
Total operating expenses	18,860	9,981	50,793	33,335
Loss from operations	(18,860)	(9,981)	(50,793)	(33,335)
Other income (expenses):
Interest income	525	12	892	42
Interest expense	—	—	—	(10)
Other income (expense)	98	105	311	(13)
Total other income, net	623	117	1,203	19
Loss from continuing operations	(18,237)	(9,864)	(49,590)	(33,316)
Loss on investment in joint venture	133	332	861	1,282
Net loss	$(18,370)	$(10,196)	$(50,451)	$(34,598)

Net loss per common share, basic and diluted	$(0.60)	$(0.37)	$(1.65)	$(1.44)
Weighted average common shares outstanding, basic and diluted	30,777,797	27,527,770	30,562,723	24,011,862

Other comprehensive loss:
Net unrealized loss on marketable securities	63	—	434	—
Other comprehensive loss	(63)	—	(434)	—
Comprehensive loss	$(18,433)	$(10,196)	$(50,885)	$(34,598)

See accompanying notes of the condensed consolidated financial statements

RALLYBIO CORPORATION

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

For the Three Months Ended September 30, 2022 and 2021	COMMON		ADDITIONAL PAID-IN	ACCUMULATED	ACCUMULATED OTHER COMPREHENSIVE	STOCKHOLDERS'
(in thousands, except share amounts)	SHARES	AMOUNT	CAPITAL	DEFICIT	LOSS	EQUITY
June 30, 2021	24,999,970	$2	$184,076	$(71,416)	$—	$112,662
Issuance of common stock upon completion of the initial public offering, net of underwriting commissions and discounts and offering costs of $9,721	7,130,000	1	82,966	—	—	82,967
Share-based compensation expense	—	—	1,055	—	—	1,055
Net loss	—	—	—	(10,196)	—	(10,196)
Other comprehensive loss	—	—	—	—	—	—
Balance, September 30, 2021	32,129,970	$3	$268,097	$(81,612)	$—	$186,488

June 30, 2022	32,130,970	$3	$274,327	$(126,108)	$(371)	$147,851
Share-based compensation expense	—	—	2,504	—	—	2,504
Issuance of common stock under the stock award plan	1,000	—	—	—	—	—
Forfeiture of restricted common stock	(42,586)	—	—	—	—	—
Issuance of common stock from exercise of stock options	2,014	—	21	—	—	21
Net loss	—	—	—	(18,370)	—	(18,370)
Other comprehensive loss	—	—	—	—	(63)	(63)
Balance, September 30, 2022	32,091,398	$3	$276,852	$(144,478)	$(434)	$131,943

For the Nine Months Ended September 30, 2022 and 2021	COMMON		ADDITIONAL PAID-IN	ACCUMULATED	ACCUMULATED OTHER COMPREHENSIVE	STOCKHOLDERS'
(in thousands, except share amounts)	SHARES	AMOUNT	CAPITAL	DEFICIT	LOSS	EQUITY
December 31, 2020	23,410,348	$2	$183,015	$(47,014)	$—	$136,003
Issuance of common stock upon completion of the initial public offering, net of underwriting commissions and discounts and offering costs of $9,721	7,130,000	1	82,966	—	—	82,967
Issuance of restricted common stock	1,589,622	—	—	—	—	—
Share-based compensation expense	—	—	2,116	—	—	2,116
Net loss	—	—	—	(34,598)	—	(34,598)
Other comprehensive loss	—	—	—	—	—	—
Balance, September 30, 2021	32,129,970	$3	$268,097	$(81,612)	$—	$186,488

December 31, 2021	32,129,970	$3	$269,626	$(94,027)	$—	$175,602
Share-based compensation expense	—	—	7,205	—	—	7,205
Issuance of common stock under the stock award plan	2,000	—	—	—	—	—
Forfeiture of restricted common stock	(42,586)	—	—	—	—	—
Issuance of common stock from exercise of stock options	2,014	—	21	—	—	21
Net loss	—	—	—	(50,451)	—	(50,451)
Other comprehensive loss	—	—	—	—	(434)	(434)
Balance, September 30, 2022	32,091,398	$3	$276,852	$(144,478)	$(434)	$131,943

See accompanying notes of the condensed consolidated financial statements

RALLYBIO CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2022	2021
Cash Flows used in Operating Activities:
Net loss	$(50,451)	$(34,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	128	74
Net accretion of discounts/premiums on debt securities	27	—
Stock-based compensation	7,205	2,116
Loss on investment in joint venture	861	1,282
Changes in operating assets and liabilities:
Prepaid expenses, right-of-use assets and other assets	(3,948)	(4,386)
Accounts payable	95	(607)
Accrued expenses and operating lease liability	4,063	472
Net cash used in operating activities	$(42,020)	$(35,647)
Cash Flows used in Investing Activities:
Purchases of marketable securities	(136,670)	—
Proceeds from maturities of marketable securities	55,500	—
Purchase of property and equipment	(54)	(196)
Investment in joint venture	(300)	(2,000)
Net cash used in investing activities	$(81,524)	$(2,196)
Cash Flows from Financing Activities:
Proceeds from the issuance of common stock upon completion of the initial public offering, net of underwriting commissions and discounts of $6,488	—	86,200
Proceeds from the issuance of common stock from exercise of stock options	21	—
Payments of offering costs	(100)	(1,612)
Net cash provided (used) by financing activities	$(79)	$84,588
Net increase (decrease) in cash and cash equivalents	(123,623)	46,745
Cash and cash equivalents—beginning of period	175,334	140,233
Cash and cash equivalents—end of period	$51,711	$186,978

Supplemental Disclosures of Noncash Investing and Financing Activities:
Offering costs in accounts payable and accrued expenses	$294	$1,621
Property and equipment in accounts payable and accrued expenses	$—	$36

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

The Company had cash, cash equivalents and marketable securities of $132.4 million at September 30, 2022. The Company currently expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date the condensed consolidated financial statements were issued. However, we do not anticipate that the current cash, cash equivalents and marketable securities as of September 30, 2022 will be sufficient for us to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates, if approved. We may satisfy our future cash needs through the sale of equity securities, debt financings, working capital lines of credit, corporate collaborations or license agreements, grant funding, interest income earned on invested cash balances or a combination of one or more of these sources.

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

Recently Adopted Accounting Pronouncements—

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

3. ASSET ACQUISITIONS

The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If this screen criteria is met, the transaction is accounted for as an asset acquisition. If not, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs, which would meet the definition of a business. The Company measures and recognizes asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets, which includes transaction costs. In an asset acquisition, the cost allocated to acquire in-process research and development ("IPR&D") with no alternative future use is charged to research and development expense at the acquisition date.

In May 2022, we obtained worldwide exclusive rights to Sanofi’s KY1066, now referred to as RLYB331, a preclinical potentially first-in-class antibody that has the potential to address a significant unmet need for patients with severe anemias with ineffective erythropoiesis and iron overload, including beta thalassemia and a subset of myelodysplastic syndromes. Under the terms of the license agreement, we made an upfront payment to Sanofi of $3.0 million in the second quarter of 2022 for the exclusive license to KY1066. We could also be required to pay up to an aggregate of $43.0 million in development and regulatory milestone payments and up to an aggregate of $150.0 million in commercial milestone payments for a product in its first indication, plus tiered low-to-mid double digit percentages of such milestone amounts for up to three additional indications, and mid to high single digit royalties on net sales. The license was accounted for as an asset acquisition as substantially all of the fair value of the asset acquired was concentrated in a single asset and thus the acquisition was deemed not to be a business combination. The acquired license rights represent an IPR&D asset that was determined to have no alternative future use. Accordingly, the Company recorded an IPR&D charge of $3.1 million to research and development expense, including transaction costs associated with this asset acquisition of $0.1 million, in the accompanying condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2022.

4. MARKETABLE SECURITIES

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of our marketable securities by type of security as of September 30, 2022 was as follows:

	SEPTEMBER 30, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury securities	$71,268	$—	$(392)	$70,876
U.S. government agency securities	9,875	—	(42)	9,833
Money market funds	15,480	—	—	15,480
	$96,623	$—	$(434)	$96,189

The fair values of marketable securities by classification in the condensed consolidated balance sheets was as follows:

(in thousands)	SEPTEMBER 30, 2022
Cash and cash equivalents	$15,480
Marketable securities	80,709
$96,189

The fair values of available-for-sale debt securities as of September 30, 2022, by contractual maturity, are summarized as follows:

(in thousands)	SEPTEMBER 30, 2022
Due in one year or less	$96,189
Due after one year through two years	—
$96,189

The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of September 30, 2022 was $77.7 million. We did not have any investments in a continuous unrealized loss position for more than twelve months as of September 30, 2022. As of September 30, 2022, we believe that the cost basis of our available-for-sale debt securities is recoverable. No allowance for credit losses was recorded as of September 30, 2022.

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

Financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements by major security type as of September 30, 2022 was as follows:

	SEPTEMBER 30, 2022
(in thousands)	Level 1	Level 2	Level 3
Financial assets:
Money market funds	$15,480	$—	$—
U.S. treasury securities	70,876	—	—
U.S. government agency securities	9,833	—	—
Total financial assets	$96,189	$—	$—

There were no securities transferred between Level 1, 2 and 3 during the nine months ended September 30, 2022.

For the year ended December 31, 2021, the Company held money market funds that were classified as cash and cash equivalents on the Company's consolidated balance sheets of $4.0 million. These money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

6. LEASES

At the inception of an arrangement, we determine if an arrangement is, or contains, a lease based on the facts and circumstances present in that arrangement. Lease classification, recognition, and measurement are then determined at the lease commencement date. For arrangements that contain a lease we i) identify lease and non-lease components, ii) determine the consideration in the contract, iii) determine whether the lease is an operating or financing lease; and iv) recognize lease ROU assets and liabilities. Lease liabilities and their corresponding ROU assets are recorded based on the present value of fixed, or in substance fixed, lease payments over the expected lease term. When the interest rate implicit in lease contracts is not readily determinable we use our incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment. The weighted average discount rate utilized on our operating lease liabilities as of September 30, 2022 was 4.00%.

We have operating leases for approximately nine thousand square feet of corporate office space and we have elected to combine lease components with non-lease components on our office real estate asset class. Fixed, or in substance fixed, lease payments on operating leases are recognized over the expected term of the lease on a straight-line basis. Variable lease expenses that are not considered fixed, or in substance fixed, are recognized as incurred. Fixed and variable lease expense on operating leases is recognized within operating expenses within our condensed consolidated statements of operations and comprehensive loss. Some leases include options to extend or terminate the lease and the Company includes these options in the recognition of the Company’s ROU assets and lease liabilities when it is reasonably certain that the Company will exercise such options. We have elected the short-term lease exemption and, therefore, do not recognize a ROU asset or corresponding liability for lease arrangements with an original term of 12 months or less. The weighted average remaining lease term is 2.8 years.

Operating leases are included in ROU operating assets, other current liabilities, and noncurrent operating lease liabilities in our condensed consolidated balance sheets as of September 30, 2022.

The following table summarizes the presentation of the Company's operating lease as presented on the condensed consolidated balance sheets:

(in thousands)	SEPTEMBER 30, 2022
Assets:
Operating lease right-of-use assets	$569
Liabilities:
Operating lease liabilities	$165
Operating lease liabilities, noncurrent	428
Total operating lease liabilities	$593

Future minimum lease payments from September 30, 2022 until the expiration of the operating lease are as follows:

(in thousands)
2022	$43
2023	200
2024	230
2025	156
Thereafter	—
Total lease payments	629
Less: imputed discount rate	(36)
Carrying value of operating lease liabilities	$593

The Company incurred $51 thousand and $37 thousand in operating lease rent expense for the three months ended September 30, 2022 and 2021, respectively and $153 thousand and $91 thousand for the nine months ended September 30, 2022 and 2021, respectively. Lease payments made were $29 thousand and $30 thousand for the three months ended September 30, 2022 and 2021, respectively and $116 thousand and $69 thousand for the nine months ended September 30, 2022 and 2021, respectively, with such amounts reflected in the condensed consolidated statements of cash flows in operating activities.

As the result of adopting ASU 2016-02 Leases using the modified retrospective transition method, we did not restate periods prior to the adoption date of January 1, 2022. These periods continue to be presented in accordance with ASC 840. As of December 31, 2021, the future undiscounted minimum lease payments on our operating leases were as follows:

YEAR ENDING DECEMBER 31,
(in thousands)
2022	$170
2023	195
2024	230
2025	176
Thereafter	—
$771

7. BALANCE SHEET COMPONENTS

Prepaid expenses and other assets—

Prepaid expenses and other assets consisted of the following as of September 30, 2022 and December 31, 2021:

(in thousands)	SEPTEMBER 30, 2022	DECEMBER 31, 2021
Research and development	$6,781	$3,303
Insurance	1,337	1,467
Other prepaids	715	370
Other assets	1,176	395
	$10,009	$5,535

Accrued Expenses—

Accrued expenses consisted of the following as of September 30, 2022 and December 31, 2021:

(in thousands)	SEPTEMBER 30, 2022	DECEMBER 31, 2021
Research and development	$5,117	$1,937
Compensation and related expenses	4,178	2,955
Professional fees	588	539
Other	419	517
	$10,302	$5,948

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

Preferred Stock—The Company had 50,000,000 shares of preferred stock authorized as of September 30, 2022 and December 31, 2021, respectively, of which no shares were outstanding as of September 30, 2022 and December 31, 2021.

Common Stock—The Company had 200,000,000 shares of common stock authorized as of September 30, 2022 and December 31, 2021, respectively, of which 32,091,398 and 32,129,970 shares were issued and outstanding as of September 30, 2022 and December 31, 2021.

Share-based Compensation—

Share-based compensation comprised of stock options, restricted stock awards, restricted stock units and the employee stock purchase plan is classified in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021 was as follows:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2022	2021	2022	2021
Research and development	$984	$266	$2,620	$620
General and administrative	1,520	789	4,585	1,496
	$2,504	$1,055	$7,205	$2,116

2021 Equity Incentive Plan

In 2021, the board of directors adopted the Rallybio Corporation 2021 Equity Incentive Plan (the "2021 Plan"). The 2021 Plan reserves 5,440,344 for shares of the Company's common stock that have been issued in respect of outstanding equity awards granted prior to the registrant’s IPO and for future issuances of shares to employees, directors and consultants in the form of stock options, SARs, restricted and unrestricted stock and stock units, performance awards and other awards that are convertible into or otherwise based on the Company's common stock. Dividend equivalents may also be provided in connection with awards under the 2021 Plan. The share pool will automatically increase on January 1st of each year from 2022 to 2031 by the lesser of (i) five percent of the number of shares of the Company's common stock outstanding as of such date and (ii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date. On January 1, 2022, the 2021 Plan share pool was automatically increased by 1,606,549 shares. As of September 30, 2022, the total number of shares of common stock that were issuable under the 2021 Plan was 4,699,542 shares, of which 1,817,719 shares remained available for future issuance.

The following table summarizes stock option activity for the nine months ended September 30, 2022:

Stock Options	Number of Option Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	1,357,784	$12.72	9.7	$—
Granted	1,458,800	$13.45
Forfeited	(58,807)	$14.13
Expired	(13,440)	$13.00
Exercised	(2,014)	$10.38
Outstanding at September 30, 2022	2,742,323	$13.08	8.9	$4,359
Options exercisable at September 30, 2022	534,872	$13.38	8.6	$658

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company's common stock. Options outstanding and exercisable with an exercise price above the closing price as of September 30, 2022 are considered to have no intrinsic value. Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2022 and 2021 was $9.99 per share and $9.40 per share, respectively. Options vested during the nine months ended September 30, 2022 with an exercise price above the closing price have an intrinsic value of $0.7 million. No options vested during the nine months ended September 30, 2021. As of September 30, 2022, there was unrecognized share-based compensation expense related to unvested stock options of $20.6 million, which the Company expects to recognize over a weighted-average period of approximately 3.1 years.

The fair value of the stock options granted during the nine months ended September 30, 2022 was determined using the Black-Scholes option pricing model with the following assumptions:

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021
Expected volatility	89.31% - 91.62%	87.76% - 87.87%
Expected term (years)	5.50 - 6.08	5.50 - 6.08
Risk free interest rate	1.42% - 2.94%	0.79% - 0.97%
Expected dividend yield	—	—
Exercise price	$7.54 - $15.04	$12.80 - $13.00

A summary of the status of the Company's nonvested restricted common stock awards at September 30, 2022 and changes during the nine months ended September 30, 2022 was as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock awards at December 31, 2021	2,272,707	$3.22
Granted	—	$—
Vested	(973,238)	$3.02
Forfeited	(42,586)	$2.97
Outstanding nonvested restricted stock awards at September 30, 2022	1,256,883	$3.39

As of September 30, 2022, there was unrecognized share-based compensation expense related to unvested restricted stock awards of $4.2 million, which the Company expects to recognize over a weighted-average period of approximately 2.3 years.

A summary of the status of the Company's nonvested restricted common stock units at September 30, 2022 and changes during the nine months ended September 30, 2022 was as follows:

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested restricted stock units at December 31, 2021	2,000	$10.76
Granted	150,400	$11.69
Forfeited	(10,900)	$15.04
Vested	(2,000)	$10.76
Outstanding nonvested restricted stock units at September 30, 2022	139,500	$11.43

As of September 30, 2022, there was unrecognized share-based compensation expense related to unvested restricted stock units of $1.5 million, which the Company expects to recognize over a weighted-average period of approximately 2.5 years.

2021 Employee Stock Purchase Plan

In connection with the Company's IPO, the board of directors adopted the Rallybio Corporation 2021 Employee Stock Purchase Plan (the "2021 ESPP"), which reserves 291,324 shares of the Company's common stock for future issuances under this plan. The share pool will automatically increase on January 1st of each year from 2022 to 2031 by the lesser of (i) one percent of the number of shares of the Company's common stock outstanding as of such date and (ii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date. On January 1, 2022, the 2021 ESPP share pool was automatically increased by 321,309 shares. During the nine months ended September 30, 2022, the Company did not issue any shares under the 2021 ESPP.

For the three and nine months ended September 30, 2022, the total share-based compensation for ESPP was $64 thousand, respectively.

9. INVESTMENT IN JOINT VENTURE

The Company, through one of its wholly-owned subsidiaries, has a 50% interest of the joint venture entity, RE Ventures I, LLC, a limited liability company (“REV-I”). For the nine months ended September 30, 2022 and 2021 the Company funded $0.3 million and $2.0 million, respectively, associated with the Company's commitment and its share of REV-I development. The Company did not provide any additional financial support outside of capital contributions to REV-I during the nine months ended September 30, 2022 and 2021. While the Company held a 50% interest in the joint venture as of September 30, 2022, based on management’s analysis, the Company is not the primary beneficiary of REV-1 and accordingly, the entity is not consolidated in the Company's condensed consolidated financial statements.

For the three months ended September 30, 2022 and 2021, the Company recorded its allocable share of REV-I’s losses, which totaled $0.1 million and $0.3 million, respectively, and $0.9 million and $1.3 million for the nine months ended September 30, 2022 and 2021, respectively, as a loss on investment in joint venture within the condensed consolidated statements of operations and comprehensive loss. After recognition of its share of losses for the period, the carrying value and maximum exposure to risk of the REV-I investment as of September 30, 2022 and December 31, 2021 was $0.2 million and $0.8 million, respectively, which was recorded in investment in joint venture in the accompanying condensed consolidated balance sheets.

10. COMMITMENTS AND CONTINGENCIES

Purchase Commitments—The Company enters contracts in the normal course of business with contract research organizations and other third-party vendors for clinical trials and testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and are cancellable by us upon written notice. Payments that may be due upon cancellation consist of payments for services provided or expenses incurred prior to cancellation. As of September 30, 2022 and December 31, 2021 there were no amounts accrued related to termination charges.

11. NET LOSS PER COMMON SHARE

Basic and diluted loss per common share was calculated as follows:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(in thousands except share and per share amounts)	2022	2021	2022	2021
Net loss	$(18,370)	$(10,196)	$(50,451)	$(34,598)
Weighted average number of common shares outstanding, basic and diluted	30,777,797	27,527,770	30,562,723	24,011,862
Net loss per common share, basic and diluted	$(0.60)	$(0.37)	$(1.65)	$(1.44)

The weighted average number of common shares outstanding diluted for the three and nine months ended September 30, 2022 excludes approximately 4.1 million stock options and unvested restricted share awards/units, which were not dilutive and not included in the computation of net loss per common share. The weighted average number of common shares outstanding diluted for the three and nine months ended September 30, 2021 excludes approximately 3.6 million stock options and unvested restricted share awards/units, which were not dilutive and not included in the computation of net loss per common share.

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

RLYB212 & RLYB211
Our most advanced program is for the prevention of fetal and neonatal alloimmune thrombocytopenia ("FNAIT"), a potentially life-threatening rare hematological disease that impacts fetuses and newborns. We are evaluating RLYB211, a polyclonal anti-HPA-1a antibody, in a Phase 1/2 clinical trial, which we believe has established proof-of-concept for RLYB211 and provides support for our proposed mechanism of action. Our lead product candidate is RLYB212, a monoclonal anti-HPA-1a antibody. We submitted a clinical trial application ("CTA") for RLYB212 in July 2021 and initiated a Phase 1 first-in-human trial in Germany in the fourth quarter of 2021. In January 2022, we announced that the first subjects were dosed in the Phase 1 study of RLYB212. This ongoing single-blind, placebo-controlled Phase 1 study is designed to evaluate the safety and pharmacokinetics ("PK") of single and repeat subcutaneous doses of RLYB212 in HPA-1a negative healthy subjects. In the second quarter of 2022, we initiated a Phase 1b proof-of-concept study to evaluate the ability of RLYB212 to rapidly eliminate transfused HPA-1a positive platelets from the circulation of HPA-1a negative healthy subjects.

In the third quarter of 2022, we amended the protocol to expand the dose range of our ongoing Phase 1b proof-of-concept study of subcutaneous RLYB212 in order to further characterize the potential advantages associated with subcutaneous dosing. We also announced preliminary platelet elimination results from our ongoing Phase 1b proof-of-concept study for RLYB212 in the third quarter of 2022. These data demonstrated that one week after a single subcutaneous dose, RLYB212 eliminated transfused HPA-1a positive platelets rapidly compared to placebo in a challenge model of a catastrophic fetal maternal hemorrhage. Further, these data showed rapid and complete elimination of transfused platelets in all subjects to date, with a greater than 90% reduction of the mean platelet elimination half-life compared to placebo, which is consistent with our proof-of-concept criteria. In September 2022, we then announced that dosing under the amended protocol, which increases the dose of RLYB212, had commenced. We expect the broader range of PK and pharmacodynamics (“PD”) data to enable substantive modeling of the concentration-effect relationship that further informs dosing for a future registrational study. We expect to discuss these proof-of-concept data in the first quarter of 2023.

Additionally, in the third quarter of 2021, we initiated a FNAIT natural history alloimmunization study. This prospective, non-interventional, multinational natural history study is designed to screen up to 30,000 expectant mothers presenting at Gestation Week 10 to 14 prenatal visit to determine the frequency of women at higher FNAIT risk among expectant mothers of different racial and ethnic characteristics, as well as the frequency of HPA-1a alloimmunization and pregnancy outcomes among these women. Subject to discussion with regulatory authorities, we expect that data from this study will contribute to a control dataset for a future single-arm Phase 2/3 registration trial for RLYB212. The FNAIT natural history study will operationalize de novo the laboratory test paradigm for FNAIT risk and generate FNAIT laboratory test performance data that we plan to use for future regulatory discussions. Screening of expectant mothers is currently underway.

RLYB116 & RLYB114
We are also focused on developing therapies that address diseases of complement dysregulation, including paroxysmal nocturnal hemoglobinuria ("PNH"), generalized myasthenia gravis ("gMG"), and ophthalmic disorders. RLYB116 is a novel, potentially long-acting, subcutaneously administered inhibitor of complement factor 5 ("C5") in development for the treatment of patients with PNH and gMG. We received approval in the fourth quarter of 2021 for a Human Research Ethics Committee ("HREC") submission to support the Phase 1 trial of RLYB116 in healthy participants and in the first quarter of 2022, we initiated the Phase 1 trial in Australia. The single-blind, placebo-controlled dose escalation study is designed to evaluate the safety, PK, and PD of single dose RLYB116 in healthy volunteers. In November 2022, we announced positive topline results from our Phase 1 single ascending dose study of RLYB116. These preliminary data showed that all study participants that were administered a single 1 mL subcutaneous injection of 100 mg of RLYB116 (n=6) demonstrated a reduction in free C5 greater than 99% within 24 hours of dosing. The terminal elimination half-life of RLYB116 was greater than 300 hours. Subcutaneously administered RLYB116 was observed to be generally well-tolerated at the 100 mg dose, with mild or moderate adverse events and no drug-related serious adverse events reported. We currently expect to initiate the multiple ascending dose Phase 1 study of RLYB116 in the first quarter of 2023.

RLYB114 is a pegylated C5 inhibitor in preclinical development for the treatment of complement-mediated ophthalmic diseases.

RLYB331
In May 2022, we obtained worldwide exclusive rights to Sanofi’s KY1066, now referred to as RLYB331, a preclinical potentially first-in-class antibody. We believe RLYB331 has the potential to address a significant unmet need for patients with severe anemias with ineffective erythropoiesis and iron overload, including beta thalassemia and a subset of lower risk myelodysplastic syndromes. Currently these patients are underserved by the existing standard of care. RLYB331 is a monoclonal antibody that is designed to inhibit Matriptase-2 ("MTP-2"). The inhibition of MTP-2 significantly increases levels of hepcidin, decreases iron load and treats ineffective erythropoiesis. We are continuing to conduct investigational new drug ("IND") enabling activities for RLYB331 to support transition of the asset into clinical development.

Other Programs
Additionally, in collaboration with Exscientia Limited ("Exscientia"), we continue to work toward the selection of a small molecule development candidate to advance into the clinic targeting ENPP1 for the treatment of patients with hypophosphatasia ("HPP"). Significant progress has been made to identify a lead compound and generate mouse in vivo biomarker evidence to support modulation of on-target activity. Through our collaboration with a leading global HPP expert, in vivo efficacy data is expected in the second half of 2023. Following those results, both companies expect to commence IND-enabling studies.

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

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $132.4 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. This estimate and our expectation to advance the preclinical and clinical development of RLYB212, RLYB116, and any other product candidates are based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, or our clinical trials may be more expensive, time consuming or difficult to design or implement than we currently anticipate. See “—Liquidity and Capital Resources.”

We have incurred significant operating losses since inception, including net losses of $18.4 million and $10.2 million for the three months ended September 30, 2022 and 2021, respectively and $50.5 million and $34.6 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $144.5 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We have not commercialized any products and have never generated revenue from the commercialization of any product. We expect to incur significant additional operating losses in the foreseeable future as we advance our programs through preclinical and clinical development, expand our research and development activities, acquire and develop new product candidates, complete preclinical studies and clinical trials, finance our business development strategy, seek regulatory approval for the commercialization of our product candidates and commercialize our products, if approved. Our expenses will increase substantially if and as we:

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
▪
continue our discovery and development activities with Exscientia;
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

Impact of COVID-19

The COVID-19 pandemic has impacted our preclinical studies and clinical trials, including at our clinical sites and the startup activities for our clinical trials, as well as our manufacturing and supply chain, and the pandemic may affect our ability to timely complete our clinical trials and delay the initiation and/or enrollment of any future clinical trials, disrupt regulatory activities or have other adverse effects on our business and operations.

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

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

The following table summarizes our results of operations:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2022	2021	CHANGE
(in thousands)
Operating expenses:
Research and development	$12,110	$4,960	$7,150
General and administrative	6,750	5,021	1,729
Total operating expenses	18,860	9,981	8,879
Loss from operations	(18,860)	(9,981)	(8,879)
Total other income, net:	623	117	506
Loss from continuing operations	(18,237)	(9,864)	(8,373)
Loss on investment in joint venture	133	332	(199)
Net loss	$(18,370)	$(10,196)	$(8,174)

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development costs for each of the periods presented:

	THREE MONTHS ENDED SEPTEMBER 30,
	2022	2021	CHANGE
(in thousands)
Direct research and development by program
RLYB211	$29	$216	$(187)
RLYB212	3,479	1,575	1,904
RLYB116	4,636	693	3,943
RLYB114	202	646	(444)
Other program candidates	336	—	336
Other unallocated research and development costs
Personnel expenses (including share-based compensation)	3,361	1,675	1,686
Other expenses	67	155	(88)
Total research and development expenses	$12,110	$4,960	$7,150

Research and development expenses were $12.1 million for the three months ended September 30, 2022, compared to $5.0 million for the three months ended September 30, 2021. The increase of $7.2 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was primarily due to:

▪
a $1.9 million increase in costs related to the development of RLYB212, primarily attributable to an increase in clinical development costs to advance RLYB212;
▪
a $3.9 million increase in costs related to the development of RLYB116, primarily attributable to increased clinical development costs and clinical manufacturing costs to advance RLYB116; and
▪
a $1.7 million increase in personnel expenses, including share-based compensation expense, primarily due to an increase in research and development related headcount in 2022.

This increase was partially offset by:

▪
a $0.2 million decrease in costs related to the development of RLYB211 as we prioritized development of our lead product candidate, RLYB212; and
▪
a $0.4 million decrease in costs related to the development of RLYB114, primarily attributable to decreased preclinical development costs and clinical manufacturing costs.

General and Administrative Expenses

General and administrative expenses were $6.8 million for the three months ended September 30, 2022, compared to $5.0 million for the three months ended September 30, 2021. The increase of $1.7 million is primarily related to an increase in payroll and personnel-related costs due to an increase in general and administrative related headcount, including an increase of $0.7 million in share-based compensation.

Total Other Income, Net

Total other income, net, for the three months ended September 30, 2022 was income of $0.6 million compared to income of $0.1 million for the three months ended September 30, 2021. The change was due to an increase in interest income of $0.5 million primarily attributable to an increase in interest income from marketable securities.

Loss On Investment In Joint Venture

Loss on investment in joint venture for the three months ended September 30, 2022 was $0.1 million compared to $0.3 million for the three months ended September 30, 2021.

Results of Operations

Comparison of the nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations:

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	CHANGE
(in thousands)
Operating expenses:
Research and development	$29,896	$20,815	$9,081
General and administrative	20,897	12,520	8,377
Total operating expenses	50,793	33,335	17,458
Loss from operations	(50,793)	(33,335)	(17,458)
Total other income, net	1,203	19	1,184
Loss from continuing operations	(49,590)	(33,316)	(16,274)
Loss on investment in joint venture	861	1,282	(421)
Net loss	$(50,451)	$(34,598)	$(15,853)

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development costs for each of the periods presented:

	NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	CHANGE
(in thousands)
Direct research and development by program
RLYB211	$264	$1,478	$(1,214)
RLYB212	8,076	8,510	(434)
RLYB116	6,157	4,627	1,530
RLYB114	1,922	1,170	752
Other program candidates	383	7	376
Asset acquisitions IPR&D expense	3,073	—	3,073
Other unallocated research and development costs
Personnel expenses (including share-based compensation)	9,697	4,549	5,148
Other expenses	324	474	(150)
Total research and development expenses	$29,896	$20,815	$9,081

Research and development expenses were $29.9 million for the nine months ended September 30, 2022, compared to $20.8 million for the nine months ended September 30, 2021. The increase of $9.1 million in 2022 as compared to 2021 was primarily due to:

▪
a $ 3.1 million increase in asset acquisition IPR&D expense related to the second quarter 2022 acquisition of the worldwide exclusive rights to Sanofi’s KY1066, now referred to as RLYB331;
▪
a $1.5 million increase primarily attributable to increased clinical development costs and clinical manufacturing costs to advance RLYB116;
▪
a $0.8 million increase primarily attributable to increased preclinical research and development costs and clinical manufacturing costs to advance RLYB114; and
▪
a $5.1 million increase in personnel expenses, including an increase of $2.0 million in non-cash share-based compensation expense, primarily due to an increase in research and development related headcount in 2022.

These increases were partially offset by:

▪
a $0.4 million net decrease related to the development of RLYB212. This net decrease was primarily attributable to a decrease in preclinical research and development costs and clinical manufacturing costs; offset by an increase in clinical development costs to advance RLYB212; and
▪
a $1.2 million decrease in costs related to the development of RLYB211 as we prioritized development of our lead product candidate, RLYB212.

We anticipate that our research and development expenses will increase as we continue our current research programs, initiate new research programs and conduct clinical trials for current and future product candidates.

General and Administrative Expenses

General and administrative expenses were $20.9 million for the nine months ended September 30, 2022, compared to $12.5 million for the nine months ended September 30, 2021. The increase of $8.4 million is primarily related to an increase in payroll and personnel-related costs due to an increase in general and administrative related headcount, including an increase of $3.1 million in share-based compensation and an increase in costs associated with operating as a public company for the nine months ended September 30, 2022.

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

Total Other Income, Net

Total other income, net, for the nine months ended September 30, 2022 was income of $1.2 million compared to income of $19 thousand for the nine months ended September 30, 2021. The change was due to an increase in interest income primarily attributable to an increase in interest income from marketable securities.

Loss On Investment In Joint Venture

Loss on investment in joint venture for the nine months ended September 30, 2022 was $0.9 million compared to $1.3 million for the nine months ended September 30, 2021.

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

In August 2022, the Company filed a Registration Statement on Form S-3 (the “Shelf”) with the SEC in relation to the registration and potential future issuance of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $300.0 million. The Shelf was declared effective on August 15, 2022. The Company also simultaneously entered into a Sales Agreement with Cowen. In accordance with the terms of the

Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time at prices through Cowen acting as our agent. Pursuant to the Sales Agreement, Sales of our common stock, if any, will be made in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the "Securities Act"). Under the Sales Agreement, Cowen will be entitled to compensation equal to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. As of September 30, 2022, the Company has not sold any shares of common stock pursuant to the Sales Agreement.

As of September 30, 2022, we had $132.4 million of cash, cash equivalents and marketable securities.

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

Because of the numerous risks and uncertainties, length of time and scope of activities associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the actual amount of funds we will require for development, approval and any approved marketing and commercialization activities. Our future capital requirements, both near and long-term, will depend on many factors, including, but not limited to:

▪
the initiation, progress, timing, costs and results of our clinical trials through all phases of development, including our ongoing Phase 1/2 clinical trial for RLYB211 and Phase 1 and Phase 1b clinical trials for RLYB212, the Phase 1 and Phase 1b clinical trials for RLYB116 and the development of any other product candidates;
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
▪
the progress, timing and costs of the development by us or third parties of companion diagnostics, for RLYB212 or any other product candidates, if required, including design, manufacturing and regulatory approval;
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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021
(in thousands)
Net cash used in operating activities	$(42,020)	$(35,647)
Net cash used in investing activities	(81,524)	(2,196)
Net cash provided (used) by financing activities	(79)	84,588
Net increase (decrease) in cash and cash equivalents	$(123,623)	$46,745

Operating Activities

During the nine months ended September 30, 2022, net cash used in operating activities was $42.0 million as compared to $35.6 million for the nine months ended September 30, 2021. The increase in cash used in operating activities was primarily due to an increase in both research and development and general and administrative expenses. Our research and development expenses increased as a result of IPR&D expenses associated with the acquisition of worldwide exclusive rights to Sanofi’s KY1066, now referred to as RLYB331 and an increase in research and development activities and research and development headcount related expenses as compared to the nine months ended September 30, 2021. General and administrative expenses increased due to increases in our general and administrative supporting functions and the costs of operating as a public company, as compared to the nine months ended September 30, 2021.

Investing Activities

Net cash used in investing activities was $81.5 million for the nine months ended September 30, 2022 as compared to $2.2 million for the nine months ended September 30, 2021. The increase in net cash used in investing activities was primarily related to the purchases of highly rated debt securities as compared to the nine months ended September 30, 2021.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2022 was $0.1 million, representing offering costs related to our Form S-3 Shelf Registration Statement, filed with the SEC on August 8, 2022. Net cash provided by financing activities for the nine months ended September 30, 2021 was $84.6 million, representing the net proceeds from the IPO after deducting underwriting fees and commissions and payments of other offering costs.

Contractual Obligations

There have been no other material changes in our contractual obligations and commitments during the nine months ended September 30, 2022 from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report other than the contractual obligations resulting from the RLYB331 program. In May 2022, we obtained worldwide exclusive rights to Sanofi’s KY1066, now referred to as RLYB331, a preclinical potentially first-in-class antibody. Under the terms of the license agreement, we made an upfront payment of $3.0 million for the exclusive license to KY1066. We could also be required to pay up to an aggregate of $43.0 million in development and regulatory milestone payments and up to an aggregate of $150.0 million in commercial milestone payments for a product in its first indication, plus tiered low-to-mid double-digit percentages of such milestone amounts for up to three additional indications, and mid to high single digit royalties on net sales.

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

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes appearing in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report, and the section of this Quarterly Report on Form 10-Q titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Some of the following risks and uncertainties are exacerbated by the COVID-19 pandemic (including any resurgences thereof) and any worsening of the global business and economic environment as a result. Negative consequences from these risks could harm our business, prospects, operating results and financial condition or cause the trading price of our common stock to decline. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. See “Cautionary Note Regarding Forward-Looking Statements.”

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

We are a clinical-stage biotechnology company with a limited operating history. As a result, we are not profitable and have incurred significant losses since our formation. We had net losses of $47.0 million and $26.4 million for the years ended December 31, 2021 and 2020, respectively, net losses of $18.4 million and $10.2 million for the three months ended September 30, 2022 and 2021, respectively and $50.5 million and $34.6 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $144.5 million. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to gain regulatory approval and become commercially viable. Since inception, we have devoted substantially all of our resources to raising capital, organizing and staffing our company, business planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing our product candidates and preparing for clinical trials and establishing arrangements with third parties for the manufacture of our product candidates and component materials, including activities relating to our preclinical development and manufacturing activities for each of our programs and our Phase 1/2 clinical trial for RLYB211 and Phase 1 clinical trials for RLYB212 and RLYB116. We do not have any product candidates approved for sale and have not generated any revenue from product sales.

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

▪
advance Phase 1 and Phase1b clinical trials for RLYB212, our lead product candidate for our FNAIT program;
▪
advance Phase 1 and Phase1b clinical trials for RLYB116, and file an IND or a CTA for other product candidates;
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
▪
continue our discovery and development activities with Exscientia;
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

We expect to spend significant amounts of capital to complete the development of, seek regulatory approvals for and, if approved, commercialize RLYB212 and RLYB116. These expenditures will include costs related to our ongoing Phase 1/2 clinical trial for RLYB211 and Phase 1 and Phase 1b clinical trials for RLYB212 and RLYB116. We expect similar expenditures as we advance our FNAIT Natural History Alloimmunization Study. In addition, we are obligated to make certain milestone and royalty payments in connection with achievement of certain development and commercial milestones as well as the sale of resulting products under our agreements with Prophylix AS ("Prophylix"), Swedish Orphan Biovitrum AB (Publ) ("Sobi"), Affibody AB ("Affibody"), and Sanofi. We may also spend significant capital to develop laboratory tests, and if required by the FDA or other healthcare agencies, one or more companion diagnostics, to identify patients for inclusion in our clinical trials or who are likely to respond to our product candidates.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of September 30, 2022, will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. This estimate and our expectation to advance the preclinical and clinical development of RLYB212, RLYB116 and any other product candidates are based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, or our clinical trials may be more expensive, time consuming or difficult to design or implement than we currently anticipate. Changing circumstances, including any unanticipated expenses, could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because of the numerous risks and uncertainties, the length of time and scope of activities associated with development of RLYB212, RLYB116 or any product candidate we may develop is highly uncertain, we are unable to estimate the actual amount of funds we will require for development, approval and any approved marketing and commercialization activities. Our future capital requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

To the extent that we raise additional capital through the future sale of equity or convertible debt securities, including sales of our common stock pursuant to our Sales Agreement with Cowen, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. In addition, debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and we may need to dedicate a substantial additional portion of any operating cash flows to the payment of principal and interest on such indebtedness. Any future indebtedness, combined with our other financial obligations, could increase our vulnerability to adverse changes in general economic, industry and market conditions, limit our flexibility in planning for, or reacting to, changes in our business and the industry and impose a competitive disadvantage compared to our competitors that have less debt or better debt servicing options. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, intellectual property, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. Furthermore, any capital raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to advance research programs, product development activities or product candidates. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate product candidate development or future commercialization efforts.

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

Risks Related to Discovery, Development, Clinical Testing, Manufacturing, and Regulatory Approval

The COVID-19 pandemic in the United States and other countries has resulted in and may further result in disruptions to our preclinical studies, clinical trials, manufacturing and other business operations, which could adversely affect our business and the market price of our common stock.

The global COVID-19 pandemic is impacting worldwide economic activity, particularly economic activity in the United States, and poses the risk that we or our employees, contractors, suppliers, or other partners may be prevented from or delayed in conducting business activities for an indefinite period of time, including due to shutdowns, quarantines and other public health measures that may be requested or mandated by governmental authorities. The continued prevalence of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain and the manufacture or shipment of both drug substance and finished drug product for our product candidates for preclinical testing or clinical trials, cause diversion of healthcare resources away from the conduct of preclinical and clinical trial matters to focus on pandemic concerns, limit travel in a manner that interrupts key trial activities, such as trial site initiations and monitoring, delay regulatory filings with regulatory agencies in affected areas or adversely affect our ability to obtain or timing to obtain regulatory approvals. These actions have in the past, continue to and could in the future negatively affect our preclinical studies, clinical trials, manufacturing and other business operations, including:

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

In addition, we submitted a CTA in Germany for RLYB212 in July 2021 and we initiated a Phase 1 first-in-human trial in Germany in the fourth quarter of 2021, with proof-of-concept data from a subsequent Phase 1b trial expected in the first quarter of 2023. Any delays in the advancement of our Phase 1 or Phase 1b trials for RLYB212 could impact our product development timelines, result in increased costs, affect our ability to obtain marketing approval for RLYB212 according to our plans, and delay commercialization.

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate the safety and efficacy of our investigational product candidates for use in each target indication through lengthy, complex and expensive preclinical studies and clinical trials. Failure can occur at any time during the preclinical study and clinical trial processes, and, because our product candidates are in an early stage of development, there is a high risk of failure, and we may never succeed in developing marketable products.

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

An important component of our strategy is expanding our pipeline through partnering, acquiring or in-licensing additional product candidates that target validated biology. We also seek to identify and develop product candidates under our joint venture with Exscientia. If we fail to identify additional potential product candidates, or fail to partner, acquire or in-license additional product candidates, our business could be materially harmed.

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

Our lead product candidates, RLYB212 and RLYB116, are still in early clinical development and will require the successful completion of one or more registrational clinical trials before we are prepared to submit a biologics license application ("BLA") for regulatory approval by the FDA. We cannot predict with any certainty if or when we might complete the development of RLYB212 or RLYB116, submit a BLA for regulatory approval or whether any such BLA will be approved by the FDA.

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
▪
the risk that patients enrolled in clinical trials will drop out of the trials before completion; and
▪
other factors we may not be able to control, such as the COVID-19 pandemic that may limit patients, principal investigators or staff, or clinical site availability.

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

The results of preclinical studies, clinical trials or analyses of the results from such trials, may not be predictive of the results of later clinical trials. Product candidates in later clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and prior clinical trials or having shown promising results based on analyses of data from earlier trials. Late-stage clinical trials may include a larger number of patients and could differ in other significant ways from early-stage clinical trials, including changes to inclusion and exclusion criteria, patient population, efficacy endpoints, dosing regimen and statistical design. Our Phase 1/2 clinical trial for RLYB211 is single blinded, making it difficult to predict how rapid platelet clearance will lead to prevention of alloimmunization in pregnant women at higher risk for FNAIT and whether the results that we have and may observe in such trial will be repeated in larger and more advanced clinical trials, including our trials for RLYB212. A number of companies in the biopharmaceutical industry have suffered significant setbacks in later-stage clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding earlier promising results. In addition, conclusions based on promising data from analyses of clinical results, such as the prospective and post hoc analysis of results may be shown to be incorrect in subsequent clinical trials that have pre-specified end points or may not be considered adequate by regulatory authorities. We believe data from our Phase 1/2 clinical trial of RLYB211 has demonstrated proof-of-concept of our proposed mechanism of action and supported advancing RLYB212 into clinical trials, however, we cannot guarantee that clinical trial results will be similar for RLYB212. Even if we complete later clinical trials as planned, we cannot be certain that their results will support the safety and efficacy requirements sufficient to obtain regulatory approval, and, as a result, our clinical development plans may be materially harmed.

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

If a drug is intended for the treatment of a serious or life-threatening condition, and non-clinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product candidate may qualify for FDA Fast Track designation, for which sponsors must apply. Sponsors of fast-track products may have more frequent interactions with the FDA, and, in some circumstances, the FDA may initiate review of sections of a fast track product’s application before the application is complete. We may submit an application for Fast Track designation for RLYB212 and RLYB116. The FDA has broad discretion whether to grant this designation, and we may not receive it. Moreover, even if we receive Fast Track designation, Fast Track designation does not ensure that we will receive marketing approval or that approval will be granted within any particular time frame. We may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

Prior to seeking accelerated approval for any of our product candidates, we intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an BLA for accelerated approval or any other form of expedited development, review or approval. Furthermore, if we decide to submit an application for accelerated approval there can be no assurance that such submission or application will be accepted or that the FDA will determine that the product candidate is eligible for or grant accelerated approval. A failure to obtain any planned accelerated approval for our product candidates would result in a longer time period to commercialization of our product candidates, if approved, could increase the cost of development of our product candidates and could harm our competitive position in the marketplace. If we receive accelerated approval for any of our product candidates, the FDA may withdraw accelerated approval if, among other things, a confirmatory trial required to verify the predicted clinical benefit of the product fails to verify such benefit or if such trial is not conducted with due diligence. Withdrawal of any accelerated approval could substantially harm our business.

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

No uniform policy for coverage and reimbursement for products exists among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor, and one third-party payor’s decision to cover a particular product does not ensure that other payors will also provide similar coverage. Additionally, the process for determining whether a third-party payor will provide coverage for a product is typically separate from the process for setting the price of such product or establishing the reimbursement rate that the payor will pay for the product once coverage is approved. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and reimbursement will be obtained or will be consistent across payors. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases at short notice, and we believe that changes in these rules and regulations are likely. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates and may not be able to obtain a satisfactory financial return on our product candidates.

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

We acquired all rights to RLYB211 and RLYB212 from Prophylix in 2019 and rights to RLYB116 and RLYB114 from Sobi in 2019. We also obtained worldwide exclusive rights to Sanofi’s KY1066, now referred to as RLYB331, and have entered into a joint venture with Exscientia for the development of small molecule therapeutics for rare diseases. An important component of our approach to product development is to acquire or in-license rights to product candidates, products or technologies, acquire other businesses or enter into collaborations with third parties. We may not be able to enter into such transactions on favorable terms, or at all. Any such acquisitions, in-licenses or collaborations may not strengthen our competitive position, and these transactions may be viewed negatively by analysts, investors, customers, or other third parties with whom we have relationships. We may decide to incur debt in connection with an acquisition, or in-license or issue our common stock or other equity securities as consideration for the acquisition, which would reduce the percentage ownership of our existing stockholders. We could incur losses resulting from undiscovered liabilities of the acquired business that are not covered by the indemnification we may obtain from the sellers of the acquired business. In addition, we may not be able to successfully integrate the acquired personnel, technologies, and operations into our existing business in an effective, timely, and non-disruptive manner. Such transactions may also divert management attention from day-to-day responsibilities, increase our expenses, and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of future acquisitions or in-licenses or the effect that any such transactions might have on our operating results.

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

As of September 30, 2022, we had 44 full-time employees, upon whom we rely for various administrative, research and development, business development and other support services shared among our subsidiaries and the Exscientia joint venture. The size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support the operations of all of our subsidiaries and the Exscientia joint venture, including their research and development activities, the management of financial, accounting, and reporting matters, and the oversight of our third-party vendors and partners. If our centralized team or our third-party vendors and partners performing such functions fail to provide adequate administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.

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

The GDPR applies to companies established in the EEA, as well as to companies that are not established in the EEA and which collect and use personal data in relation to (i) offering goods or services to, or (ii) monitoring the behavior of, individuals located in the EEA. If we conduct clinical trial programs in the EEA (whether the trials are conducted directly by us or through a clinical vendor or collaborator) or enter into research collaborations involving the monitoring of individuals in the EEA, or market our products to individuals in the EEA, we will be subject to the GDPR. The GDPR puts in place stringent operational requirements for processors and controllers of personal data, including, for example, high standards for obtaining consent from individuals to process their personal data (or reliance on another appropriate legal basis), the provision of robust and detailed disclosures to individuals about how personal data is collected and processed (in a concise, intelligible and easily accessible form), an individual data rights regime (including access, erasure, objection, restriction, rectification and portability), maintaining a record of data processing, data export restrictions governing transfers of data from the EEA, short timelines for data breach notifications to be given to data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches, and limitations on retention of information. The GDPR also puts in place increased requirements pertaining to health data and other special categories of personal data, as well as a definition of pseudonymized (i.e., key-coded) data. Further, the GDPR provides that EEA member states may establish their own laws and regulations limiting the processing of genetic, biometric, or health data, which could limit our ability to collect, use, and share such data and/or could cause our costs to increase. In addition, there are certain obligations if we contract third-party processors in connection with the processing of personal data. If our or our collaborators’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data, or fines of up to 20 million Euros or up to 4% of our total worldwide annual revenue of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, including class-action type litigation, negative publicity, reputational harm and a potential loss of business and goodwill.

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

Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA and the United Kingdom to the United States. Most recently, on July 16, 2020, the Court of Justice of the European Union ("CJEU") invalidated the EU-US Privacy Shield Framework (the "Privacy Shield") under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. On June 4, 2021, the European Commission released two revised sets of standard contractual clauses, which have been designed in part to assist organizations in meeting the requirement of the CJEU’s judgment. However, it is unclear how the use of these clauses will be scrutinized and enforced by supervisory authorities and privacy interest groups, and the process of entering into agreements with new standard contractual clauses and updating our existing agreements that contain the previous clauses, may lead to additional costs and increase our overall risk exposure.

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

In the United States, the CCPA came into effect in January 2020 and, among other things, requires new disclosures to California individuals and affords such individuals new abilities to opt out of certain sales of personal information, and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Because we have not yet generated revenue and do not meet the CCPA’s other jurisdictional tests, we do not yet meet the applicable threshold for the CCPA to apply to our business. If our business becomes subject to CCPA in the future, it could increase our compliance costs and potential liability. Further, the California Privacy Rights Act was approved by California voters in 2020 and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, though the obligations for covered businesses will apply to any personal information collected after January 1, 2022. Similar laws have been proposed or passed at the U.S. federal and state level, including the Virginia Consumer Data Protection Act, which will take effect on January 1, 2023, the Colorado Consumer Protection Act, which will take effect on July 1, 2023, the Connecticut Data Privacy Act, which will take effect on July 1, 2023, and the Utah Consumer Privacy Act, which will take effect on December 31, 2023. We expect to be subject to additional privacy laws at both the U.S. state level and abroad, as many jurisdictions worldwide in addition to those examples described above have either recently passed data privacy legislation or are considering enacting such legislation. As such, we will need to review periodically our operations in comparison to developments in such laws. Achieving and sustaining compliance with applicable international, federal and state privacy, security, fraud and reporting laws may prove time-consuming and costly.

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

Furthermore, for any future licensed patents, we may not have the right to control prosecution, including filing with the USPTO or any foreign agency, of a petition for PTE under the Hatch-Waxman Act or analogous foreign provisions. Thus, for example, if one of our licensed patent applications, if granted, is eligible for PTE under the Hatch-Waxman Act, we may not be able to control whether a petition to obtain a PTE is filed or obtained from the USPTO.

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

Shares of our common stock were offered in our IPO in July 2021 at a price of $13.00 per share and between the date of our IPO and November 1, 2022, the closing price per share of our common stock has ranged from as low as $6.26 to as high as $23.40. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of November 1, 2022, we have 32,034,632 shares of common stock outstanding. All of these shares may be resold in the public market immediately, unless held by our affiliates who are subject to volume limitations under Rule 144. Moreover, as of September 30, 2022, certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, we have entered into a sales Agreement with Cowen and Company, LLC to offer and sell shares of our common stock having an aggregate offering price of up to $100,000,000, from time to time, through an at-the-market offering program. We also registered an aggregate of 7,659,526 shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Insiders have substantial influence over us, which could limit your ability to affect the outcome of key transactions, including a change of control.

Our directors and executive officers and their affiliates beneficially own shares representing approximately 44% of our outstanding common stock as of September 30, 2022. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, period of sustained increased inflation, or additional global financial crises, could result in a variety of risks to our business, including weakened demand for our product candidates, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. Further, geopolitical instability outside the U.S. may also impact our operations or affect global markets, such as the recent invasion of Ukraine by Russia. While we do not currently conduct clinical trials in the Ukraine or Russia, we cannot be certain what the overall impact of these events will be on our business or on the business of any of our third-party partners, including our contract research organizations, contract manufacturers or other partners. The impact of these events could also expand into other markets where we do business. Similarly, the volatility associated with the COVID-19 pandemic has caused significant instability and disruptions in the capital and credit markets. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which current geopolitical tensions, the economic climate and the financial market conditions could adversely impact our business.

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

As of September 30, 2022, we had not used any of the net proceeds from the IPO. There has been no material change in our planned use of the net proceeds from the IPO as described in the IPO Prospectus, other than that a portion of the net proceeds may be used for preclinical development of RLYB331.

Item 6. Exhibits.

Exhibit Number	Description
10.1*

Sales Agreement, dated as of August 8, 2022, between Rallybio Corporation and Cowen and Company, LLC (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 (File No. 333-266668) filed with the SEC on August 8, 2022.

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

RALLYBIO CORPORATION

Date: November 7, 2022	By:	/s/ Martin W. Mackay
Martin W. Mackay, Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 7, 2022	By:	/s/ Jeffrey M. Fryer
Jeffrey M. Fryer, CPA
Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)