Form 10-K
period 2022-12-31
Rallybio Corp
filed 2023-03-06
CIK 1739410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by checkmark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the registrant's voting common stock held by non-affiliates as of June 30, 2022 was approximately $120.7 million, based on the closing price of the registrant’s common stock as reported by Nasdaq on that date.
The number of shares of Registrant’s Common Stock outstanding as of March 1, 2023 was 38,075,024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders scheduled to be held on May 17, 2023, which Definitive Proxy will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2022 are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:

•
the initiation, timing, progress, results, and cost of our research and development programs, and our current and future preclinical and clinical studies, including statements regarding the timing of initiation and completion of our clinical trials for RLYB212, RLYB116 and RLYB331, and the natural history study for our fetal and neonatal alloimmune thrombocytopenia ("FNAIT") prevention program, and related preparatory work, and the period during which the results of the trials will become available;
•
the success, cost and timing of our clinical development of our product candidates, including RLYB212, RLYB116, RLYB114 and RLYB331;
•
our ability to initiate, recruit and enroll patients in and conduct our clinical trials at the pace that we project;
•
our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations or warnings in the label of any of our product candidates, if approved;
•
our ability to compete with companies currently marketing or engaged in the development of treatments for diseases that our product candidates are designed to target, including paroxysmal nocturnal hemoglobinuria ("PNH") and generalized myasthenia gravis ("gMG");
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
•
our expected uses of the net proceeds from our initial public offering and any subsequent offerings;
•
the potential benefits of strategic collaboration agreements, including our agreements with Exscientia Limited ("Exscientia") and AbCellera, our ability to enter into strategic collaborations or arrangements, including potential business development opportunities and potential licensing partnerships, and our ability to attract collaborators with development, regulatory and commercialization expertise;
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
•
We will require significant additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of RLYB212, RLYB116, or any additional product candidates we may develop;
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
•
The regulatory approval processes of the U.S. Food and Drug Administration (the "FDA"), the European Medicines Agency (the "EMA"), and comparable foreign regulatory authorities, including the Medicines and Healthcare products Regulatory Agency in the United Kingdom (the “MHRA”), are lengthy, time-consuming, and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for RLYB212, RLYB116 or any of our other product candidates, our business will be substantially harmed;
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
•
The FDA, EMA or other comparable foreign regulatory authorities could require the clearance or approval of an in vitro diagnostic or companion diagnostic device as a condition of approval for any product candidate that requires or would commercially benefit from such tests, including RLYB212. Failure to successfully validate, develop and obtain regulatory clearance or approval for companion diagnostics on a timely basis or at all could harm our drug development strategy and we may not realize the commercial potential of any such product candidate;
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

PART I

Item 1. Business.

Overview

We are a clinical-stage biotechnology company committed to identifying and accelerating the development of life-transforming therapies for patients with severe and rare diseases. Since our launch in January 2018, we have built a portfolio of promising product candidates, which are now in development to address rare diseases in the areas of maternal fetal blood disorders, complement dysregulation, hematology, and metabolic disorders. We have assembled a team of experienced biopharma industry leaders with extensive research, development, and rare disease expertise to deliver on our mission of becoming a leader in the development of therapies for patients with rare diseases. We are drawing on our decades of knowledge and experience with a determination to tackle the undone, the too difficult, the inaccessible – and change the odds for rare disease patients.

Our Approach

At Rallybio Corporation (the "Company"), we do not accept that millions of patients suffering from devastating rare diseases should have to live without transformative treatments. There are an estimated 25 to 30 million people affected by as many as 7,000 rare diseases in the United States alone, with a significantly greater number of affected people globally. We are building a diversified pipeline of product candidates that we believe have the potential to transform the lives of patients in need. Our goal is to deliver therapeutics that provide meaningful clinical benefits to patients so they can become unbound and undefined by the diseases from which they suffer.

We believe the success of the Company is built on three key strengths:

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
▪
Our ability to source, identify and evaluate potential high-quality product candidates. We apply decades of experience across drug discovery, research, development, regulatory strategy and manufacturing to source, identify and evaluate therapeutic targets and product candidates that we believe have a high probability of success. Our ability to source these product candidates is facilitated by our extensive network of relationships with leaders in industry and in academic centers worldwide. We view ourselves as partners of choice given our team’s track record of success in developing and delivering new therapies to patients.
▪
Our team’s proven execution capability to drive product candidates through clinical development to regulatory approvals. We have assembled a team with a proven history of successfully advancing product candidates from discovery to clinical development and through regulatory approval. Members of our team have played critical roles in the approval of more than 30 drugs, including seven approvals for rare disease therapeutics since 2013, and secured approvals from regulatory authorities in the Americas, Europe, Australia and Asia. In doing so, our employees previously developed and implemented novel clinical trial designs and successfully conducted clinical trials in never-before treated patient populations. We believe this collective prior experience positions us to efficiently and expertly execute at each step in the research and development process and enhances the value we can bring to product candidates and patients.

Our Team

Our founders, Martin W. Mackay, Ph.D., Stephen Uden, M.D., and Jeffrey M. Fryer, CPA, were previously executives at Alexion Pharmaceuticals, Inc.("Alexion"), and worked together to successfully build, develop, and launch transformative therapies for patients with rare diseases. Several members of our team were integral in the successful development and/or approval of therapies such as Strensiq (asfotase alfa) for patients with perinatal-, infantile-, and juvenile-onset hypophosphatasia ("HPP"), Kanuma (sebelipase alfa) for patients with lysosomal acid lipase deficiency ("LAL-D"), Nulibry (fosdenopterin) for patients with molybdenum cofactor deficiency ("MoCD

Type A"), Soliris (eculizumab) for patients with refractory generalized myasthenia gravis ("gMG"), Soliris for patients with relapsing neuromyelitis optica spectrum disorder ("NMOSD"), Ultomiris (ravulizumab-cwvz), for patients with paroxysmal nocturnal hemoglobinuria ("PNH") and Ultomiris for patients with atypical hemolytic uremic syndrome ("aHUS").

In January 2023, Rallybio announced the appointment of Jonathan I. Lieber as Chief Financial Officer ("CFO"), effective February 1, 2023. Mr. Lieber succeeds Jeffrey Fryer, CPA, Rallybio’s Co-Founder and former CFO. The Company announced Mr. Fryer’s retirement in June 2022, and following a transition period with Mr. Lieber, Mr. Fryer departed the Company on February 15, 2023. Mr. Lieber brings more than 30 years of experience as a CFO for public and private life sciences companies and an investment banker.

We believe our team’s prior contributions have made a significant positive impact on the lives of thousands of patients around the world. As a strong and experienced team, we believe we can transform the lives of thousands more.

Our Pipeline

Our pipeline is illustrated in the chart below:

FNAIT: Fetal and neonatal alloimmune thrombocytopenia; HPA-1a: Human platelet antigen-1a; C5: Complement component 5; ABD: Albumin-binding domain; HPP: Hypophosphatasia; ENPP1: Ectonucleotide pyrophosphatase/phosphodiesterase 1

*Disease areas under consideration: hematology, including disorders such as PNH, neurology, including disorders such as gMG and severe dermatologic indications

Prevention of FNAIT

Our product candidate is targeting the prevention of fetal and neonatal alloimmune thrombocytopenia ("FNAIT") a potentially life-threatening rare disease that can cause uncontrolled bleeding in fetuses and newborns. FNAIT can arise during pregnancy due to an immune incompatibility between an expectant mother and her fetus in a specific platelet antigen called human platelet antigen 1 ("HPA-1"). This incompatibility can cause an expectant mother to develop antibodies that attack the platelets of her fetus. The destruction of platelets in the fetus can result in severely low platelet counts, or thrombocytopenia, potentially leading to devastating consequences including miscarriage, stillbirth, death of the newborn, or severe lifelong neurological disability in those babies who survive. There is currently no approved therapy for the prevention or treatment of FNAIT.

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

In 2019, we acquired all rights to RLYB211 and RLYB212, two anti-HPA-1a antibody candidates, from Prophylix AS ("Prophylix"). We believe that targeting HPA-1a with an anti-HPA-1a antibody has the potential to drive rapid elimination of HPA-1a positive platelets from the circulation of expectant mothers and prevent alloimmunization and thereby, the occurrence of FNAIT.

RLYB211 is an intravenously administered polyclonal anti-HPA-1a antibody derived from the plasma of women who have developed antibodies to HPA-1a from a prior HPA-1 incompatible pregnancy. We believe data from our Phase 1/2 clinical trial for RLYB211, initially presented in July 2021 at the International Society on Thrombosis and Haemostasis (“ISTH”) Congress and subsequently published in the Journal of Thrombosis and Hemostasis (Geisen et al., 2022, In Press), demonstrate that RLYB211 rapidly and completely eliminates HPA-1a-positive platelets in HPA-1a negative subjects, establishing proof-of-mechanism for the ability of an anti-HPA-1a antibody to cause rapid platelet elimination.

RLYB212 is a subcutaneously administered human monoclonal anti-HPA-1a antibody that has the same mechanism of action as RLYB211, with favorable attributes supporting its potential as a first-in-class candidate for the prevention of HPA-1a maternal alloimmunization and the occurrence of FNAIT, including:

▪
the potential for low volume subcutaneous prophylactic administration, which is the preferred route of administration based on primary market research with OB/GYNs and Maternal-Fetal Medicine specialists in the United States and Europe;
▪
a pharmacokinetic ("PK") profile that has the potential to maintain circulating concentrations of anti-HPA-1a antibody at levels that are very close to peak exposure levels through the entire treatment period, thus maximizing the capacity of RLYB212 to neutralize fetal antigen; and
▪
the ability to produce using standard monoclonal antibody manufacturing methods.

We have received approval for two clinical trial applications ("CTAs") for RLYB212 in Germany; the first for a Phase 1 first-in-human trial and the second for a Phase 1b proof of concept trial. In January 2022, we announced that the first subjects were dosed in the Phase 1 study. This ongoing single-blind, placebo-controlled Phase 1 study is designed to evaluate the safety and PK of single and repeat subcutaneous doses of RLYB212 in HPA-1a negative healthy subjects. In the second quarter of 2022, we initiated the Phase 1b proof-of-concept study to evaluate the ability of subcutaneous RLYB212 to rapidly eliminate transfused HPA-1a positive platelets from the circulation of HPA-1a negative healthy subjects. In the third quarter of 2022, we announced preliminary results from the proof-of-concept study, demonstrating RLYB212 rapidly and completely eliminates HPA-1a positive platelets with a greater than 90% reduction of the mean platelet elimination half-life compared to placebo, consistent with proof-of-concept criteria. We also announced that dosing had commenced under an amended protocol that expanded the dose range of RLYB212, with a goal of providing a broader range of PK and pharmacodynamics (“PD”) data.

In the first quarter of 2023, we announced proof-of-concept in the Phase 1b study for RLYB212. Results showed that one week after a single subcutaneous dose, RLYB212 was able to rapidly and completely eliminate transfused, HPA-1a positive platelets in HPA-1a negative subjects with additional findings from the study that show a reduction in mean platelet elimination half-life was greater than 90% in both RLYB212 dose groups compared to placebo and was dose related. RLYB212 was also observed to be well-tolerated with no serious adverse events reported. The broad range of PK and PD data in the Phase 1b study will allow for substantive modeling to inform dose selection for a future registrational study. The Company expects to report the complete dataset from the Phase 1b clinical study of RLYB212 at a scientific conference in 2023.

In the first quarter of 2023 we also initiated the multi-dose cohort of its single-center Phase 1 trial in Europe. This portion of the Phase 1 study will evaluate safety and PK of RLYB212 based on repeat dosing over 12 weeks in healthy male and female participants. We expect results from this cohort of subjects in the fourth quarter of 2023.

Given the favorable development profile of RLYB212 to date, the data generated to date for RLYB212, and manufacturing and supply efficiencies, we have discontinued the development of RLYB211.

Additionally, we are conducting a FNAIT natural history alloimmunization study. This prospective, non-interventional, multinational natural history study is designed to screen up to 30,000 expectant mothers presenting at Gestation Week 10 to 14 prenatal visit to determine the frequency of women at higher FNAIT risk among expectant mothers of different racial and ethnic characteristics, as well as the frequency of HPA-1a alloimmunization and pregnancy outcomes among these women. Subject to discussion with regulatory authorities, we expect that data from this study will contribute to a control dataset for a future single-arm Phase 2/3 registration trial for RLYB212. An additional objective of the FNAIT natural history study is to operationalize de novo the laboratory test paradigm for FNAIT risk and generate FNAIT laboratory test performance data that we plan to use for future regulatory discussions. Screening of expectant mothers is ongoing.

Treatment of Disorders Due to Complement Dysregulation

The complement system plays a central role in innate immunity, as well as, shaping adaptive immune response. Dysregulation of the complement pathway has been implicated in the pathogenesis of a growing number of diseases, making it an attractive target for therapeutic intervention.

Antibody inhibitors of complement component 5 ("C5") have been successfully developed to treat diseases caused by complement pathway dysregulation, including PNH, aHUS, refractory gMG and relapsing NMOSD. Despite the approval of antibody-based C5 inhibitors for patients with these diseases, we believe there remains significant need in the market for safe, effective, patient-friendly and accessible therapies.

Our team has a track record of success and significant expertise in designing, developing and securing approval for complement inhibitors, including Soliris and Ultomiris, for patients around the world with severe and rare complement-mediated diseases. We believe this knowledge and expertise positions us to successfully advance our programs and deliver transformative benefits to patients in need of an improved or alternative therapeutic.

Our most advanced product candidate in this therapeutic area is RLYB116, an inhibitor of complement factor C5, which is a central component of the complement pathway. RLYB116 is an Affibody molecule attached to an albumin binding domain that has the potential to drive the rapid, complete and sustained inhibition of C5 with a subcutaneous injection. We received approval in the fourth quarter of 2021 for a Human Research Ethics Committee ("HREC") submission to support a Phase 1 trial of RLYB116 in healthy participants and in the first quarter of 2022, we initiated the Phase 1 trial in Australia. The single-blind, placebo-controlled dose escalation study is designed to evaluate the safety, PK, and PD of single dose and multiple dose RLYB116 in healthy participants. In November 2022, we announced preliminary results from our Phase 1 single ascending dose study of RLYB116. The preliminary data showed that all study participants that were administered a single 1 mL subcutaneous injection of 100 mg of RLYB116 (n=6) demonstrated a reduction in free C5 greater than 99% within 24 hours of dosing. The terminal elimination half-life of RLYB116 was greater than 300 hours. Subcutaneously administered RLYB116 was observed to be generally well-tolerated at the 100 mg dose, with some mild adverse events but no drug-related serious adverse events reported. In the fourth quarter of 2022, we initiated the multiple ascending dose Phase 1 study of RLYB116. The single-blind, dose escalation, placebo-controlled study is designed to evaluate the safety, PK, and PD of RLYB116 in healthy participants. Initial data from the ongoing multiple ascending dose study are expected in the fourth quarter of 2023.

Disease areas under consideration for RLYB116 include PNH, gMG and severe and rare dermatologic diseases.

Our second C5 inhibitor, RLYB114, is a pegylated C5-targeted Affibody molecule with PK properties designed for the treatment of complement-mediated ophthalmic diseases. We continue to advance the development of RLYB114, formulated for intravitreal injection, for the treatment of ophthalmic disorders with a goal to partner this program with a company that specializes in ophthalmology drug development.

Hematological Disorders

In May 2022, we obtained worldwide exclusive rights to RLYB331, a preclinical antibody. We believe RLYB331 has the potential to address a significant unmet need for patients with severe anemias with ineffective erythropoiesis and iron overload, including beta thalassemia and a subset of lower risk myelodysplastic syndromes. Currently these patients are underserved by the existing standard of care. RLYB331 is a monoclonal antibody that is designed to inhibit Matriptase-2 ("MTP-2"). The inhibition of MTP-2 significantly increases levels of hepcidin, decreases iron load and treats ineffective erythropoiesis. We continue to conduct investigational new drug ("IND")-enabling activities for RLYB331, to support the transition of this asset into clinical development.

Artificial Intelligence Drug Discovery Collaboration

We have established a partnership with Exscientia Limited ("Exscientia"), an Oxford, UK-based artificial intelligence ("AI") and machine learning drug discovery company with a proprietary chemical design platform, to rapidly and efficiently discover novel small molecule drug candidates. Our partnership consists of a joint venture, focused on the discovery and development of small molecule therapeutics for the treatment of patients with rare metabolic diseases.

The joint venture is focused on targeting an Ectonucleotide Pyrophosphatase/ Phosphodiesterase 1 ("ENPP1") inhibitor for the treatment of HPP. HPP is a rare, genetic disease characterized by mutations in the ALPL gene. The ALPL gene provides instructions for making an enzyme called tissue-nonspecific alkaline phosphatase, which plays an important role in the growth and development of bones and teeth. The incidence of HPP has been reported to be 1 in 100,000 to 1 in 300,000 (United States and Canada) for severe disease and 1 in 6,370 (European Union) for less severe forms. These mutations lead to diminished activity of the alkaline phosphatase enzyme and the accumulation of inorganic pyrophosphate (“PPi”), which inhibits bone mineralization causing multiple skeletal pathologies. We believe that a small molecule inhibitor of ENPP1 has the potential to bring meaningful benefit to HPP patients by reducing excess levels of pyrophosphate, thereby removing an inhibitor of calcium mineralization and bone formation.

In vivo efficacy data are expected in the second half of 2023. Following those results, the companies expect to commence IND-enabling studies.

AbCellera Collaboration

In December 2022, we entered into a strategic alliance to discover, develop, and commercialize novel antibody-based therapeutics for rare diseases. This multi-year, multi-target collaboration will combine AbCellera’s antibody discovery engine with Rallybio’s clinical and commercial expertise in rare diseases to identify optimal clinical candidates with a goal of delivering therapies to patients.

Under the terms of the agreement, AbCellera and Rallybio will co-develop up to five rare disease therapeutic targets, which will be chosen together by both companies. The collaboration will allow Rallybio to add product candidates to our existing pipeline with the option for AbCellera to conduct process development and clinical manufacturing activities. The partnership’s first program will focus on addressing the significant unmet therapeutic needs of patients with rare metabolic diseases.

Our Strategy

Our mission is aligned with our expertise: to identify and accelerate the development of life-transforming therapies for patients with severe and rare disorders. To achieve this mission, our strategy includes the following key components:

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
▪
Advance RLYB212 through clinical development for the prevention of FNAIT. In the first quarter of 2023 we announced proof-of-concept for RLYB212 in a Phase 1b study. The results showed that one week after a single subcutaneous dose, RLYB212 was able to rapidly and completely eliminate transfused, HPA-1a positive platelets in HPA-1a negative subjects with additional findings from the study that show a reduction in mean platelet elimination half-life was greater than 90% in both RLYB212 dose groups compared to placebo and was dose related. In the first quarter of 2023 we also initiated the multi-dose cohort of a single-center Phase 1 trial in Europe. This portion of the Phase 1 study will evaluate safety and PK of RLYB212 based on repeat dosing over 12 weeks in healthy male and female participants. We expect to report results from this cohort of subjects in the fourth quarter of 2023.
▪
Advance RLYB116 into and through clinical development for the treatment of diseases of complement dysregulation. We received approval in the fourth quarter of 2021 for a HREC submission to support the initiation of a RLYB116 Phase 1 trial in healthy participants. In 2022, we announced positive topline results from this Phase 1 single ascending dose study of RLYB116. The preliminary data showed that all study participants that were administered a single 1 mL subcutaneous injection of 100 mg of RLYB116 (n=6) demonstrated a reduction in free C5 greater than 99% within 24 hours of dosing. The terminal elimination half-life of RLYB116 was greater than 300 hours. Subcutaneously administered RLYB116 was observed to be generally well-tolerated at the 100 mg dose, with mild adverse events and no drug-related serious adverse events reported. In the fourth quarter of 2022, we initiated the multiple ascending dose Phase 1 study of RLYB116. The single-blind, dose escalation, placebo-controlled study is designed to evaluate the safety, PK, and PD of RLYB116 in healthy participants. Initial data from this study are expected in the fourth quarter of 2023.
▪
Advance our preclinical candidates, RLYB114 and RLYB331 through preclinical development. We believe that both RLYB114 and RLYB331 have significant potential to meet the unmet needs of patients and are currently working on activities to support the preclinical development of both of these product candidates. In the case of RLYB331 we intend to continue advancement of IND-enabling activities to support transition of the asset into clinical development. In the case of RLYB114, we intend to seek a collaboration with another company that specializes in ophthalmology drug development. However, we intend to conduct preclinical development activities for RLYB331 with the intent to move this program into clinical development.
▪
Maximize the value of our collaborations with Exscientia and AbCellera. We have ongoing collaborations with Exscientia for the discovery and development of small molecule therapeutics and AbCellera for novel antibody-based therapeutics. Both collaborations focus on the development of new treatments for patients with rare metabolic diseases. Specifically, our initial work with Exscientia targets ENPP1 and we expect to report in vivo efficacy data in the second half of 2023 prior to the commencement of IND-enabling studies. Our collaboration with AbCellera is currently in the discovery stage. We intend to support both of these collaborations with a goal of moving multiple additional programs into clinical development over the next several years.
▪
Expand our pipeline through partnering, acquiring or in-licensing additional product candidates that target validated biology. We are focused on developing drugs that directly impact known disease pathways which we believe will allow us to increase the probability of clinical, regulatory and commercial success. We continue to accelerate our business development activities and actively pursue the acquisition or in-licensing of additional product candidates as well as partnerships and collaborations. Our team has strong relationships with key academic and industry leaders in the rare disease field built from our past success in developing and commercializing therapies for rare diseases. We plan to continue to leverage our existing collaborations and relationships to further our business development opportunities and thereby expand our pipeline.
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

In November 2022, we completed a follow-on offering of approximately $54.8 million pursuant to which we issued 5,803,655 shares of common stock, inclusive of 803,654 shares of common stock sold pursuant to the partial exercise of the underwriters' option to purchase additional shares at a price of $6.00 per share, and to certain investors in lieu of common stock, pre-funded warrants to purchase up to an aggregate of 3,333,388 shares of common stock at a price of $5.9999, which represents the per share public offering price for the shares less $0.0001 per share. The net proceeds from the November 2022 follow-on offering were approximately $50.8 million, after deducting underwriting discounts and commissions and other offering costs.

Our Product Candidates

RLYB212 for the prevention of FNAIT

We are developing RLYB212, an anti-HPA-1a antibody product candidate for the prevention of FNAIT, a maternal fetal blood disorder that can cause potentially devastating outcomes including miscarriage, neonatal death and severe life-long neurological disability of the newborn. RLYB212 is a monoclonal anti-HPA-1a antibody that we believe has the potential to prevent maternal alloimmunization and thereby the occurrence of FNAIT. We have received approval for two CTAs for RLYB212 in Germany. The first was for a Phase 1 first-in-human trial and the second is for a Phase 1b proof of concept trial.

We are also conducting an ongoing FNAIT natural history alloimmunization study. This prospective, non-interventional, multinational study is designed to determine the frequency of women at higher FNAIT risk among expectant mothers of different racial and ethnic characteristics, as well as the frequency of HPA-1a alloimmunization and pregnancy outcomes among these women. We expect that data from this study will be used to support future registration of RLYB212, by providing historical controlled data to support a single-arm Phase 2/3 registration trial design. An additional objective of the FNAIT natural history study is to operationalize de novo the laboratory test paradigm for FNAIT risk and generate FNAIT laboratory test performance data for future regulatory discussions.

Maternal fetal blood disorders

FNAIT is one of several devastating disorders that is caused by an immune incompatibility of a mother and fetus during pregnancy. One of the best-characterized prenatal immune incompatibility disorders is Rh disease. This condition arises when the mother is RhD negative and her fetus is RhD positive. RhD incompatibility may lead to destruction of red blood cells in the fetus and can result in severe outcomes including miscarriage or loss of a newborn. Rh disease is treated by giving at-risk expectant mothers low doses of antibodies to RhD. These antibodies remove fetal red blood cells that have crossed into the mother’s circulation, thereby preventing her from developing an immune response that could destroy the red blood cells in the fetus. Since the approval of the first Rho (D) Immune Globulin in 1968, known as RhoGAM, expectant mothers in many countries, including in North America and Europe, are routinely screened for their RhD status, and Rh disease is largely prevented in at-risk expectant mothers. We are pursuing a similar approach to preventing FNAIT.

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

FNAIT is caused by a mismatch in the type of HPA-1 that is expressed by the expectant mother and the fetus. There are two predominant forms of HPA-1, known as HPA-1a and HPA-1b, which are expressed on the surface of platelets. These two alleles differ by a single amino acid. Individuals who are homozygous for HPA-1b, meaning that they have two copies of the HPA-1b allele and no copies of the HPA-1a allele, are also known as HPA-1a negative. Upon exposure to HPA-1a, these individuals can develop antibodies to that antigen in a process known as alloimmunization. In expectant mothers, alloimmunization can occur upon mixing of fetal blood with maternal blood. When alloimmunization occurs in an expectant mother, the anti-HPA-1a antibodies that develop in the mother can cross the placenta and destroy platelets in the fetus.

Pathophysiology of FNAIT

Mother HPA-1a
negative

Fetus HPA-1a
positive

1 HPA-1a (+) platelets from the fetus enter the circulation of the HPA-1a (-) mother

2 The mother forms antibodies to the fetal HPA-1a platelet antigen

3 Maternal antibodies cross the placenta back into the fetus where they attack and destroy fetal platelets

Destruction of fetal platelets can result in severe thrombocytopenia, ICH and death in the fetus.

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

Pregnancies At Risk of FNAIT

*Source: NCHS National Vital Statistics Report Volume 68, Number 13, November 30, 2019, Births: Final Data for 2018; World Bank Population Data (2018); Kjeldsen-Kragh, et al Blood 2007; Hardy-Weinberg estimate; Kjeldsen-Kragh et al Blood 110, 833-839 (2007)

Given the well-established prevalence of HPA-1a negativity in the Caucasian population, our current estimates of the FNAIT at-risk population are derived from the estimated proportion of Caucasian births from approximately eight million live births per year in the above-mentioned countries. We are committed, however, to ensuring that all expectant mothers of any race or ethnicity who are at high risk of FNAIT are identified and eligible for treatment. To this end, we are conducting a FNAIT natural history study, in part to obtain better prevalence estimates of the FNAIT at-risk population in racial and ethnic groups that may have been underrepresented in previously published studies. We believe that data from this study will better inform the size of the total FNAIT at-risk population.

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

Our solution: RLYB212

We are developing RLYB212, a monoclonal anti-HPA-1a antibody developed from transformed memory B-cells isolated from a mother who previously experienced severe FNAIT affected pregnancies. In the first quarter of 2023, we announced proof-of-concept in a Phase 1b study for RLYB212. Results showed that one week after a single subcutaneous dose, RLYB212 was able to rapidly and completely eliminate transfused, HPA-1a positive platelets in HPA-1a negative subjects. In the Phase 1b study, RLYB212 was observed to be well-tolerated with no serious adverse events reported. We believe that the broad range of PK and PD data in the Phase 1b study will allow for substantive modeling to inform dose selection for a future registrational study. Also, in the first quarter of 2023 we initiated the multi-dose cohort of our single-center Phase 1 trial in Europe. This portion of the Phase 1 study will evaluate safety and PK of RLYB212 based on repeat dosing over 12 weeks in healthy male and female participants. We expect to report the results from this cohort of subjects in the fourth quarter of 2023.

We believe RLYB212 is a potential first-in-class product candidate for prevention of FNAIT based on:

▪
Dose administration. RLYB212 is dosed subcutaneously which simplifies the treatment regimen for at-risk expectant mothers and is highly preferred by physicians in both the United States and EU, based on primary market research.
▪
PK profile. Our PK modeling suggests that subcutaneous administration of RLYB212 could maximize the capacity of RLYB212 to neutralize fetal antigen over the course of treatment.
▪
Standard manufacturing and stable supply. Commercial quantities of RLYB212 are expected to be produced by standard monoclonal antibody production methods.

RLYB211: Established Proof-of-Mechanism for an Anti-HPA-1a Antibody to Cause Rapid Platelet Elimination

RLYB211 is an intravenously administered polyclonal anti-HPA-1a antibody derived from the plasma of women who have developed antibodies to HPA-1a from a prior HPA-1 incompatible pregnancy. Data from our Phase 1/2 clinical trial for RLYB211, initially presented in July 2021 at the International Society on Thrombosis and Haemostasis (“ISTH”) Congress and subsequently published in the Journal of Thrombosis and Hemostasis (Geisen et al., 2022, In Press), demonstrate that RLYB211 rapidly and completely eliminates HPA-1a-positive platelets in HPA-1a negative subjects, establishing proof-of-mechanism for the ability of an anti-HPA-1a antibody to cause rapid platelet elimination. Our product candidate RLYB212 has the same mechanism of action as RLYB211 with the relative of benefits that RLYB212 has as a monoclonal antibody.

RLYB211 Led to Rapid Clearance of Transfused HPA-1a Positive (i.e., HPA-1ab) Platelets from Healthy Participants

Each line represents a unique subject
Percent transfused platelets remaining in circulation *
Placebo
RLYB211
HPA-1ab
platelets
10x10E9
Study
drug
100
80
60
40
20
0
-60 min
-15 min
0 min
10 min
20 min
30 min
40 min
50 min
1 hour
2 hours
3 hours
4 hours
24 hours
Day 3
Day 7

* Data normalized at 100% for sample collected 15 minutes prior to study drug at 0 mins.

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

RLYB212 Induced Rapid Elimination of APLDQ Platelets

RLYB212 Prevented the Development of Antibodies to APLDQ Platelets

Flow cytometric reactivity with APLDQ+ mouse platelets (MFI)
2500
2000
1500
1000
500
400
200
0
No antibody control
nhIgG control
RLYB212 (1.2 IU/ml)
RLYB212 (4.0 IU/ml)
RLYB212 (12 IU/ml)
RLYB212 (40 IU/ml)
***
*
ns
***
*
ns
Day 0
Day 7
Day 14
Day 21

Clinical development of RLYB212

A Phase 1 single and multiple dose study of RLYB212 in HPA-1a negative healthy participants was initiated in the fourth quarter of 2021. This ongoing single-blind, placebo-controlled study is designed to evaluate the safety and

PK of single and repeat doses of subcutaneously administered RLYB212. An overview of the study's design is illustrated below.

Design of the Ongoing Phase 1 PK and Safety Study of RLYB212 in HPA-1a Negative Healthy Participants

The ongoing Phase 1b proof of concept study that was initiated in the second quarter of 2022 is designed to assess the ability of subcutaneously administered RLYB212 to rapidly eliminate transfused HPA-1a positive platelets from the circulation of HPA-1a negative healthy male participants. In the third quarter of 2022, we announced preliminary results from this study, demonstrating that one week after a single subcutaneous dose, RLYB212 rapidly and completely eliminated HPA-1a positive platelets with a greater than 90% reduction of the mean platelet elimination half-life compared to placebo in a challenge model of a catastrophic fetal maternal hemorrhage, consistent with our proof-of-concept criteria. We also announced that dosing had commenced under an amended protocol that expanded the dose range of RLYB212, thereby providing a broader range of PK and PD data.

Design of the Phase 1b Trial of RLYB212 in Healthy Male Participants

In the first quarter of 2023, we announced proof-of-concept in the Phase 1b study for RLYB212. Results showed that one week after a single subcutaneous dose, RLYB212 was able to rapidly and completely eliminate transfused, HPA-1a positive platelets in HPA-1a negative subjects with additional findings from the study that show a reduction in mean platelet elimination half-life was greater than 90% in both RLYB212 dose groups compared to placebo and was dose related. We believe that the broad range of PK and PD data in the Phase 1b study will allow for substantive modeling to inform dose selection for a future registrational study. The Company expects to report the complete dataset from the Phase 1b study of RLYB212 at a scientific conference in 2023.

In the first quarter of 2023 we initiated the multi-dose cohort of our single-center Phase 1 trial in Europe. This portion of that study will evaluate safety and PK of RLYB212 based on repeat dosing over 12 weeks in healthy male and female participants. We expect to report results from this cohort of subjects in the fourth quarter of 2023.

Subject to future successful discussions with regulatory authorities, we plan to conduct a registrational enabling Phase 2/3 trial of RLYB212 in expectant mothers at higher FNAIT risk.

Prospective FNAIT Natural History Alloimmunization Study

We have a prospective, non-interventional, multinational natural history study ongoing. The primary objective of this ongoing study is to determine the frequency of women who are HPA-1a antibody negative and have the HLA allele DRB3*01:01, and are therefore at higher FNAIT risk among pregnant women of different racial and ethnic characteristics who present for prenatal care at gestation weeks 10 to 14. A secondary objective will be to identify the frequency of HPA-1a alloimmunization and pregnancy outcomes among women identified to be at higher FNAIT risk. We expect that the data from this study will contribute to a control dataset for a future, single-armed registration trial for RLYB212.

RLYB116 for the treatment of disorders due to complement dysregulation

RLYB116 is an inhibitor of complement component C5, a component of the complement pathway which plays a central role in innate immunity as well as shaping adaptive immune response. Dysregulation of the complement pathway has been implicated in the pathogenesis of a growing number of diseases, making it an attractive target for therapeutic intervention. Antibody inhibitors of C5 have been successfully developed to treat diseases caused by immune dysfunction, including PNH, aHUS, refractory gMG and relapsing NMOSD. Despite approved products for these indications, we believe there remains an unmet need in patients with these diseases for therapies that are more patient-friendly and accessible. RLYB116 is an Affibody molecule, which is an antibody mimetic protein that has a much smaller molecular weight than a traditional antibody and may also be easier and less costly to produce. In contrast to C5-targeted antibody therapeutics that are administered intravenously, RLYB116 has the potential to be administered as a small volume subcutaneous injection. RLYB116 also includes an albumin binding domain, which may extend the half-life of the Affibody domain. In addition, amino acid changes have been made to RLYB116 that are intended to enhance its stability. We view RLYB116 as a potential pipeline-in-a-product with disease areas under consideration including PNH, gMG and severe dermatologic indications. However, we plan to evaluate the development of RLYB116 for the treatment of additional rare complement-mediated diseases. We believe RLYB116 could potentially enable more patients suffering from PNH and gMG to be treated globally and could also provide a meaningful therapeutic impact for patients suffering from a broad number of other diseases of complement dysregulation.

Based on our team’s experience studying and developing therapies targeting the complement system, we believe there are four important attributes that could support clinical and commercial success in the treatment of patients suffering from complement-mediated diseases. These include a mechanism of action targeting terminal complement, the ability to produce rapid, complete and sustained inhibition of C5, a safety profile consistent with C5 antibodies currently approved for therapeutic use and pricing flexibility to treat a broad range of complement-mediated diseases. We believe RLYB116 has the potential to demonstrate these attributes, and if so, could have a life-transforming impact on patients.

The complement system

The complement system includes over 30 proteins in plasma and on cell surfaces that support the body’s adaptive or antibody-based immune system in the destruction of pathogenic bacteria. Complement proteins circulate in the blood in an inactive form prior to activation in response to infection. Activation occurs through a pathway of proteolytic cleavage events initiated by pathogen recognition and resulting in pathogen destruction. Three complement pathways that converge on C5 are known and are referred to as the classical, lectin and alternative pathways that converge on C5. In the classical pathway, antibodies bind to antigens, which in turn trigger a protease cascade that activates complement protein C3 and then complement protein C5. Activation of C5 convertase generates C5b which can initiate formation of membrane pores and subsequent lysis of cells. The binding of C5b to host cells is normally prevented by the presence of specific glycoproteins on the cell surface.

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

Early signs of PNH include hemoglobinuria, or dark colored urine, resulting from excretion of hemoglobin from lysed red blood cells, which is more prominent in the morning and decreases during the day. More serious symptoms of PNH include anemia, excessive weakness, fatigue, severe abdominal pain, severe headaches and recurrent infections. PNH leads to over a 60-fold increase in the risk of venous thromboembolism compared to the general population and these thrombotic events lead to between 40% and 67% of deaths in PNH patients. Approximately two thirds of patients with PNH develop chronic kidney disease ("CKD"), and kidney failure is the cause of death in 8% to 18% of patients with PNH. In the absence of disease-modifying treatment, PNH results in the death of approximately 35% of affected individuals within five years of diagnosis. The prevalence of PNH has been estimated to be approximately 12-13 people per million.

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

There are two approved disease-modifying drugs for PNH: eculizumab, marketed by AstraZeneca as Soliris; and ravulizumab, marketed by AstraZeneca as Ultomiris. Both of these products are antibodies that bind to complement C5 and prevent its cleavage by C5 convertase to C5a and C5b, thus blocking a central step in the complement pathway. Both products are roughly equivalent in their ability to block C5 cleavage, prevent hemolysis, minimize the need for transfusions and stabilize hemoglobin.

Eculizumab and ravulizumab are each administered intravenously by healthcare professionals: eculizumab at biweekly intervals and ravulizumab at eight-week intervals. Ravulizumab can also be delivered subcutaneously. Despite the requirement for intravenous administration and limitations on access, wide adoption of these drugs has led to worldwide sales of eculizumab and ravulizumab which in 2022 exceeded $5 billion. We believe that a product that works through a similar mechanism but with a low-volume, more convenient route of administration and improved patient access has the opportunity to further transform PNH therapy for patients.

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

gMG disease background

gMG is a potentially life-threatening, rare autoimmune neuromuscular disorder. Patients with gMG develop antibodies that attack critical signaling proteins at the junction between nerve and muscle cells, thereby inhibiting the ability of nerves to communicate properly with muscles. This inhibition leads to muscle weakness, which can occur in ocular muscles leading to droopy eyelids as well as blurred or double vision due to partial paralysis of eye movements and in the muscles in the face, neck, throat and jaw, causing problems in chewing and swallowing. gMG can also cause respiratory problems, speech difficulties and weakness in skeletal muscles leading to problems in limb function. The symptoms of the disease can be transient and can remit spontaneously in the early stages of the disease. However, as the disease progresses, symptom-free periods become less frequent and disease exacerbations can last for months. Up to 20% of gMG patients experience respiratory crisis at least once in their lives. During such a crisis, a decline in respiratory function can become life-threatening and often requires intubation and mechanical ventilation, and hospital stays for patients in crisis last a median of seventeen days. According to a comprehensive epidemiological study of gMG in western Denmark form 1975-89, from the time of diagnosis, the overall survival rates at 3, 5, 10 and 20 years are estimated to be 85%, 81%, 69% and 63%, respectively. In addition, patients with gMG suffer from poor quality of life due to the impact of their disease on physical function as well as the burden of treatment-related adverse events.

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

The prevalence of gMG has been estimated to be at least 100 people per million. As with many autoimmune diseases, there are no known genetic alterations that specifically cause gMG. In most patients, the disorder arises spontaneously. Approximately 3% of patients have a primary relative with gMG, suggesting that there are genetic factors that may predispose development of the disease, but these genes have yet to be identified.

Current treatments for gMG and their limitations

In the first-line setting, patients presenting with symptomatic gMG are commonly treated with acetylcholinesterase inhibitors such as pyridostigmine in order to improve neuromuscular transmission. As the disease progresses, patients may receive immunosuppressive therapies such as azathioprine, glucocorticoids, mycophenolate and cyclosporine. These therapies are used off-label for patients with gMG and unfortunately, each of these can be associated with substantive treatment burden and in some cases, can lead to a worsening of the disease. Soliris (eculizumab) has been approved in the United States, EU, Japan and other markets for the treatment of patients with refractory gMG who are anti-AChR positive. Substantive symptom improvements have been noted with eculizimab treatment at the first assessment at one week after first dose administration. Rituximab may also be used off-label and is believed to have more benefit in patients with gMG with anti-MuSK antibodies compared to those with anti-AChR antibodies.

For patients with severe gMG or recurrent exacerbation and crisis, there are a number of methods utilized to reduce circulating IgG antibodies, as published studies have shown that decreases in circulating IgG antibody levels are correlated with increased relief of symptoms and decreases in the length of hospital stays. These procedures include: plasma exchange, a process whereby blood is taken from a patient and IgG antibodies are physically removed from the plasma before it is returned to the patient; and administration of IVIG, which provides therapeutic benefit through multiple hypothesized mechanisms, including the saturation of the FcRn receptor, which may lead to increased degradation of the endogenous autoimmune antibodies. Both procedures are burdensome for patients and repeat administration is usually required to obtain significant reduction in symptoms. In addition, the large volumes of intravenous fluid associated with the administration of IVIG can lead to pulmonary edema and kidney complications in elderly patients.

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

Our solution: RLYB116

RLYB116 is an engineered protein that includes an Affibody molecule and an albumin binding domain. We acquired rights to RLYB116 from Swedish Orphan Biovitrum AB (Publ) ("Sobi"). RLYB116 has been designed to be optimized for C5 binding, stability, and long half-life in serum. Potential benefits of RLYB116 include:

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
▪
Broader indication opportunity. Linkage to an albumin binding domain may also improve distribution to tissues throughout the body creating the potential for additional tissue targets and indications.
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

PD properties of RLYB116

An ex vivo hemolytic inhibition assay suggests that RLYB116 may inhibit C5-mediated red blood cell destruction at a dose that could be clinically useful.

Clinical development of RLYB116

We received approval in the fourth quarter of 2021 for a HREC submission to support the initiation of a RLYB116 Phase 1 trial in healthy participants and in the first quarter of 2022 we initiated the Phase 1 trial in Australia. This trial is designed to evaluate the safety, tolerability and PK of RLYB116 following subcutaneous administration of a single dose and multiple doses. We also plan to incorporate a measure of PD activity into the single and multiple ascending dose segments of the trial. There are 40 participants in the single ascending dose segment with evaluations at 5 dose levels. We plan to enroll up to 84 participants with up to 7 dosing strategies in the multiple ascending dose segment of the trial. We are also planning to conduct a future trial in patients with PNH to assess the effect of RLYB116 on measures of PK and PD activity as well as safety and tolerability.

Design of the Initial Phase 1 Single Ascending Dose Trial of RLYB116 in Healthy Participants

In November 2022, we announced positive topline results from our Phase 1 single ascending dose study of RLYB116. These preliminary data showed that all study participants that were administered a single 1 mL subcutaneous injection of 100 mg of RLYB116 (n=6) demonstrated a reduction in free C5 greater than 99% within 24 hours of dosing. The terminal elimination half-life of RLYB116 was greater than 300 hours. Subcutaneously administered RLYB116 was observed to be generally well-tolerated at the 100 mg dose, with mild adverse events and no drug-related serious adverse events reported.

The single ascending dose phase of the study included 2, 10, 30, 100, and 300 mg subcutaneous doses, which enabled an evaluation of a maximum tolerated dose. Mild to moderate adverse events were observed with no serious adverse events or severe adverse events. Concentrations of RLYB116 were consistent with the increase in dose. Free C5 concentration reductions greater than 99% within 24 hours were demonstrated with both 100 mg and 300 mg doses. Based on the data from the 100mg dose and the volume of administration of the 300 mg dose, the Company intends to move forward with the 100mg dose as a starting point for the evaluation of multiple dose administration of RLYB116.

In the fourth quarter of 2022, we initiated dosing in the first multiple ascending dose cohort of a Phase 1 study of RLYB116. The single-blind, dose escalation, placebo-controlled study is designed to evaluate the safety, PK, and PD of RLYB116 in healthy participants. We expect to report initial data in the fourth quarter of 2023.

We anticipate conducting subsequent trials in patients with PNH and gMG, which are both indications in which C5 inhibition has been clinically validated. Beyond these initial indications, we plan to evaluate the development of RLYB116 for the treatment of additional rare complement-mediated diseases, including severe dermatologic indications, given the growing numbers of diseases understood to be mediated by complement dysregulation.

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

Potential role of complement in ocular diseases

Dysregulation of the complement system may drive ocular inflammation and contribute to vision loss in multiple diseases such as age-related macular degeneration ("AMD"). A number of genetic studies have shown links between alterations in genes encoding various complement factors and the risk of development of AMD. Several clinical trials of inhibitors of the complement pathway including C5 inhibitors have been conducted, with reports of modest efficacy. Reasons for this limited efficacy are unknown but could include the disease stage, level of intervention in the complement pathway, drug delivery mechanism and the ability of the therapeutic to cross Bruch’s membrane and the retinal pigment epithelium.

Preclinical studies

Based on a non-clinical intravitreal PK study, RLYB114 may have a half-life comparable to Eylea. RLYB114 was also well tolerated in this study with no major signs of ocular toxicities.

Our solution: RLYB114

We continue to advance the preclinical development of RLYB114, formulated for intravitreal injection, for the treatment of ophthalmic disorders with a goal to partner this program with a company that specializes in ophthalmology drug development.

RLYB331 for the treatment of severe anemia with ineffective erythropoiesis and iron overload
In May 2022, we obtained worldwide exclusive rights to RLYB331, a preclinical antibody. We believe RLYB331 has the potential to address a significant unmet need for patients with severe anemias with ineffective erythropoiesis and iron overload, including beta thalassemia and a subset of lower risk myelodysplastic syndromes.

Currently these patients are underserved by the existing standard of care. RLYB331 is a monoclonal antibody that is designed to inhibit MTP-2. The inhibition of MTP-2 significantly increases levels of hepcidin, decreases iron load and treats ineffective erythropoiesis. We continue to conduct investigational new drug (IND)-enabling activities for RLYB331, to support the transition of this asset into clinical development.

AI drug discovery collaboration with Exscientia

We established a partnership with Exscientia, an AI and machine learning drug discovery company. Exscientia has built dedicated AI systems that learn from a wide range of data and apply enhanced knowledge through iterations of design. Our partnership currently consists of a joint venture that focuses on the discovery and development of small molecules for the treatment of patients with rare metabolic diseases. We are initially targeting ENPP1, an enzyme involved in regulating extracellular levels of pyrophosphate, a natural inhibitor of calcium mineralization in bone formation, for the treatment of patients with HPP.

RE Ventures I, LLC : ENPP1 inhibitor program for the treatment of patients with HPP

We are developing an ENPP1 inhibitor for the treatment of patients with HPP, a rare, potentially life-threatening genetic disease characterized by mutations in the ALPL gene. These mutations lead to diminished activity of the tissue non-specific alkaline phosphatase ("TNSALP") enzyme and the accumulation of PPi, which inhibits bone mineralization causing multiple skeletal pathologies. ENPP1 is a Type II transmembrane glycoprotein that cleaves

ATP, producing PPi, and is a major source of PPi production in cells. We believe that controlling inhibition of ENPP1 may reduce PPi levels and restore balance within the bone mineralization process.

HPP disease overview

HPP is an inherited disorder that affects the development of bones and teeth. More than 300 mutations in the ALPL gene associated with HPP have been identified. These mutations are associated with a wide range of disease severity. The most severe forms of the disorder tend to occur before birth and in early infancy. Infants afflicted with the disorder have short limbs, an abnormally shaped chest, soft skull bones, poor feeding, failure to gain weight, respiratory complications and high levels of calcium in the blood, or hypercalcemia, which can lead to life-threatening complications. In other cases, the disease is not recognized until later in childhood where it manifests as rickets, pain, decreased mobility, deficits of growth and fractures. Children with less severe HPP can experience early loss of primary teeth and may have short stature with bowed legs or knock knees, enlarged wrist and ankle joints and an abnormal skull shape. Findings in adults include a softening of the bones, known as osteomalacia, and recurrent fractures in the foot and thigh bones that can lead to chronic pain. The incidence of HPP has been reported to be 1 in 100,000 (United States and Canada) to 1 in 300,000 (EU) for severe disease and 1 in 6,370 (EU) for less severe forms.

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

Lead molecules demonstrated encouraging activity in functional assays. In vivo efficacy data in our ENPP1 program is expected in the second half of 2023. Following those results, we and Exscientia expect to commence IND-enabling studies.

Scientific Rational: ENPP1 Inhibition for the Treatment of Hypophosphatasia

Under normal conditions, the level of PPi and Pi is kept in balance by activity of TNSALP, ENPP1 and ANKH.

In patients with HPP, the reduction of PPi hydrolysis by TNSALP results in a relative increase in PPi, leading to an inhibition of mineralization, and inhibited hydroxyapatite formation.

Through controlled inhibition of ENPP1, we aim to reduce PPi and improve mineralization, restoring hydroxyapatite formation.

AbCellera Collaboration
We entered into a strategic alliance with AbCellera to discover, develop, and commercialize novel antibody-based therapeutics for rare diseases. This multi-year, multi-target collaboration will combine AbCellera’s antibody discovery engine with Rallybio’s clinical and commercial expertise in rare diseases to identify optimal clinical candidates with a goal of delivering therapies to patients. Under the terms of the agreement, AbCellera and Rallybio will co-develop up to five rare disease therapeutic targets, which will be chosen together by both companies. The partnership’s first program will focus on addressing the significant unmet therapeutic needs of patients with rare metabolic diseases.

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

HPP. There is one approved treatment for HPP, asfotase alfa, marketed by AstraZeneca as Strensiq, which is an alkaline phosphotase enzyme replacement therapy, and the only approved therapy for the treatment of perinatal-, infantile- and juvenile-onset HPP. AstraZeneca is developing a second generation enzyme replacement therapy, ALXN-1850 which is currently in clinical development, and Aruvant is developing ARU-2801, an AAV gene therapy currently in preclinical development. There are several companies pursuing ENPP1 small molecule inhibitors for the treatment of cancer, including Angarus Therapeutics, Avammune Therapeutics, Tcino Bioscience, Zenshine Pharmaceuticals and Stingray Therapeutics with all these companies in discovery or preclinical development. We are not aware of other small molecule inhibitors in development for the treatment of patients with HPP.

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

As of March 1, 2023, we owned two patent families that were acquired from Prophylix and relate to the current product candidates in our FNAIT prevention program, RLYB211 and RLYB212. The acquired patent family covering RLYB212 and its use in treating and preventing FNAIT includes patents issued in Australia, Europe, Mexico, Russia and the United States. Patent applications in this family are pending in Brazil, Canada, Israel, New Zealand and the United States. The granted patents in this family will expire in 2035, excluding any PTA or PTE that may be awarded. The acquired patent family covering administration of RLYB211 for the prophylactic treatment of FNAIT includes patents issued in the United States, Europe and Canada. The foreign patents and one of the U.S. patents will expire at the end of 2026, while the other U.S. patent expires in November 2030 due to a PTA granted by the USPTO. In addition, we filed and own three pending International (PCT) patent applications directed to dosing and administration of RLYB211 and RLYB212, one pending International (PCT) patent application directed to assays for quantifying anti-HPA1a antibodies, and one pending United States provisional patent application directed to the formulation of RLYB212. We also exclusively in-license certain rights to technology from Versiti Blood Research Institute Foundation, Inc. pertaining to a mouse model of FNAIT.

As of March 1, 2023, we owned two patent families relating to the current product candidates in our complement program, RLYB114 and RLYB116, and certain aspects of their use that were acquired from Sobi. These two patent families currently include three granted U.S. patents and one pending U.S. patent application, with granted patents and/or pending patent applications in more than 25 additional countries worldwide, including granted patents in Australia, Canada, Europe (all European Patent Convention contracting states) and Japan. In the United States, Australia, the European Patent Convention contracting states and Japan, applications in both patent families have been granted and are scheduled to expire between 2033 and 2034, excluding any PTA or PTE. In Canada, currently one patent family has been granted and is scheduled to expire in 2033. The second family patents are pending in Canada. In addition, we filed and own a pending International (PCT) patent application directed to dosing and administration of RLYB116. We have also non-exclusively in-licensed certain patent rights relating to our current product candidates from Affibody, including patent rights relating to the Affibody molecule technology and Albumod albumin binding molecule technology.

As of March 1, 2023, we exclusively in-licensed from Kymab Limited certain patent rights to the current product candidate in our iron overload program, RLYB331, as well as back-up compounds. Under the exclusive license, we are managing prosecution of a patent family relating to RLYB331 and the back-up compounds. The patent family currently includes pending patent applications in the United States and in more than 20 other countries/regions, including Australia, Brazil, Canada, China, Eurasia, Europe, India, Japan, Mexico, and Saudi Arabia. In addition, we have non-exclusively in-licensed from Kymab Limited certain patent rights relating to the development, manufacture, and use of RLYB331 and the back-up compounds.

License Agreements

Product License Agreement with Affibody AB

In March 2019, our subsidiary IPC Research, LLC ("IPC Research") and Sobi entered into a Contract Assignment Agreement pursuant to which Sobi assigned to, and IPC Research assumed, all obligations in a certain Product License Agreement ("PLA") as amended, between Sobi and Affibody AB ("Affibody"), dated March 9, 2012, as amended on January 1, 2018 and December 22, 2020.

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

Product License Agreement with Sanofi

In May, 2022, through our subsidiary, Rallybio IPE, LLC ("Rallybio IPE"), we entered into a License Agreement with Kymab Limited (Sanofi) (the "Sanofi License Agreement"). Under the Sanofi License Agreement, Sanofi provides Rallybio IPE with worldwide exclusive rights to Sanofi’s KY1066, which is now referred to as RLYB331. Under the terms of the Sanofi License Agreement, Rallybio has an exclusive license to certain Sanofi patents to develop, manufacture and commercialize RLYB331 and Rallybio agrees to use commercially reasonable efforts to develop and commercialize a licensed product in at least one indication in the field in each of several major markets, as described in the Sanofi License Agreement.

We paid Sanofi an upfront cash payment of $3.0 million. In addition, Rallybio has agreed to pay Sanofi up to an aggregate of $43.0 million in development and regulatory milestones and up to an aggregate of $150.0 million in commercial milestones for a product in its first indication, plus tiered low-to-mid double digit percentages of such milestone amounts for up to three additional indications, and mid to high single digit royalties on net sales.

The Sanofi License Agreement contains other customary license terms including sublicensing, development, regulatory, manufacturing, commercialization, milestones, royalties, intellectual property, and termination. The Sanofi License Agreement will expire on a product-by-product and country-by-country basis at the end of the applicable royalty term. Either party may terminate the Sanofi License Agreement upon material breach of the Sanofi License Agreement by the other, subject to a cure period. Rallybio may terminate the Sanofi License Agreement for convenience upon 90 days prior written notice to Sanofi. Sanofi may terminate the Sanofi License Agreement immediately in the case of Rallybio’s insolvency, bankruptcy or a similar event, or if Rallybio or its affiliates participates in any proceeding challenging the validity of the licensed patents.

If the Sanofi License Agreement is terminated in its entirety, among other things (a) all rights and licenses granted by Sanofi under the License Agreement (including any sublicenses) will terminate and (b) if Sanofi has an interest in developing, manufacturing and commercializing the licensed compounds or products, the parties to the Sanofi License Agreement shall negotiate an arrangement to provide Sanofi rights to the patents, know-how, materials and other properties controlled by Rallybio applicable to any of the licensed product.

Asset Purchase Agreements

Asset Transfer Agreement with Swedish Orphan Biovitrum AB (Publ)

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

Asset Purchase Agreement with Prophylix

In June 2019, though our subsidiary Rallybio IPA, LLC ("Rallybio IPA"), we entered into an agreement with Prophylix to acquire all of Prophylix’s rights, title and interest in, to and under all assets, properties and rights related to Prophylix’s plasma-derived anti-HPA-1a immunoglobulin, and Prophylix’s monoclonal antibody, which we are developing as RLYB212.

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

Under the RE Ventures operating agreement, we received a 50% interest in the joint venture in exchange for an initial contribution of £0.5 million ($0.6 million, based on the exchange rate at the time). RE Ventures used this initial capital to fund stage 1 of the ENPP1 program, and we committed to fund additional amounts if costs of stage 1 exceeded the initial funding. In June 2020, RE Ventures determined that the stage 1 objective of discovering compounds for ENPP1 with a certain potency had been achieved. In 2020, we contributed £1.1 million ($1.3 million, based on the exchange rate at the time) in support of Stage 2 development of the ENPP1 program. During 2021, we contributed approximately £1.4 million ($2.0 million, based on the exchange rate at the time) to RE Ventures in support of ongoing Stage 2 development of the ENPP1 program. During 2022,we contributed £0.2 million ($0.3 million, based on the exchange rate at the time) to RE Ventures in support of ongoing development of the ENPP1 program. The board of managers of RE Ventures may determine from time to time that additional capital is necessary or appropriate to enable RE Ventures to conduct its activities, and may seek (but not require) additional capital contributions from the Members.

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

AbCellera Collaboration Agreement

In December 2022, the Company entered into a strategic alliance to discover, develop, and commercialize novel antibody-based therapeutics for rare diseases. This multi-year, multi-target collaboration will combine AbCellera’s antibody discovery engine with Rallybio’s clinical and commercial expertise in rare diseases to identify optimal clinical candidates and ultimately deliver therapies to patients.

Under the terms of the agreement, AbCellera and Rallybio will co-develop up to five rare disease therapeutic targets, which will be chosen together by both companies. The collaboration will allow Rallybio to add product candidates to its existing pipeline and also provides the option for AbCellera to conduct process development and clinical manufacturing activities. The partnership’s first program will focus on addressing the significant unmet therapeutic needs of patients with rare metabolic diseases.

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

We believe that RLYB212, RLYB116, RLYB114, and RLYB331 can be manufactured in reliable and reproducible biologic and chemical processes from readily available starting materials. We believe that our manufacturing processes are amenable to scale-up and will not require unusual or expensive equipment. We expect to continue to develop, on our own or with our collaborators, product candidates that can be produced cost-effectively at contract manufacturing facilities.

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

The FDA must approve our product candidates for therapeutic indications before they may be marketed in the United States. For drug products, the FDA must approve an NDA, and for biologic products, the FDA must approve a BLA. An applicant seeking approval to market and distribute a new drug or biologic in the United States generally must satisfactorily complete each of the following steps:

▪
completion of preclinical laboratory tests and animal studies according to Good Laboratory Practice ("GLP") regulations or other applicable regulations;
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

Before approving an NDA or BLA, the FDA will typically conduct a pre-approval inspection of the manufacturing facilities for the therapeutic/biologic to determine whether the manufacturing processes and facilities comply with GMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities comply with cGMP requirements and are adequate to assure consistent production of the product within required specifications. The FDA also may inspect the sponsor and one or more clinical trial sites to assure compliance with GCP requirements and the integrity of the clinical data submitted to the FDA.

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

U.S. Patent Term Restoration and Hatch-Waxman Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval for our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch Waxman Amendments permit restoration of the patent term up to five years as compensation for patent term lost during the FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date, and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. The patent-term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA plus the time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to a product candidate to obtain PMA simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing, and labeling. PMA applications are subject to an application fee, which for fiscal year 2022 is $374,858.

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

Regulation Outside of the United States

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products outside of the United States. Whether or not we obtain FDA approval for a product candidate, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the 27-EU member states, before we may commence clinical trials or market products in those countries or areas.

Following the United Kingdom’s (the “UK”) vote to leave the EU, in Great Britain (being England, Wales and Scotland), all medicinal products with a centralized EU marketing authorization were automatically converted to Great Britain marketing authorizations unless marketing authorization holders opted out of this process. According to Article 5(4) of Annex 2 to the Northern Ireland Protocol contained in the Agreement on the withdrawal of the United Kingdom of Great Britain and Northern Ireland from the EU and the European Atomic Energy Community, centralized marketing authorizations continue to apply in Northern Ireland. For three years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency ("MHRA"), the UK medicines regulator, may rely on a European Commission marketing authorization approval in the centralized procedure in order to expedite an application for a Great Britain marketing authorization. A separate application is still required, and marketing authorizations are granted by the Medicines and Healthcare products Regulatory Agency.

The EU and the UK have concluded a trade and cooperation agreement (“TCA”), which was provisionally applicable from January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of the outcomes of good manufacturing practice (“GMP”) inspections and applicants and marketing authorization holders may submit GMP certificates issued by the MHRA for sites located outside the EU/European Economic Area (“EEA”) as supporting information for EU regulatory submissions. However, the TCA does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. Great Britain has also implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland, which is the subject of ongoing negotiation between the UK Government and the European Commission). The regulatory regime in Great Britain currently broadly aligns with EU regulations. However it is possible that these regimes may diverge in future. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the UK in the long-term.

With the exception of the EU EEA applying the harmonized regulatory rules for medicinal products, the approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly between countries and jurisdictions and can involve additional testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

European Union Drug Development, Review and Approval

In the EU, our product candidates will also be subject to extensive regulatory requirements. As in the United States, medicinal products can be marketed only if a marketing authorization is granted by a competent regulatory agency. Similar to the United States, the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls.

The EU clinical trials regulatory framework is currently in the process of transitioning to an updated regime. Although the old regime, the EU Clinical Trials Directive 2001/20/EC(the “CTD”), sought to harmonize the EU clinical trials regulatory framework, the EU Member States applied the provisions of the CTD differently. This led to significant variations in the Member State regimes. Under the current regime, before a clinical trial can be initiated it must be authorized in each of the EU Member States where the trial is to be conducted by the National Competent Authority (“NCA”), and an Ethics Committee, in each EU Member State where the trial is to be conducted must have issued a favorable opinion on the trial. Under the old regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial must be reported to the NCA and Ethics Committees of the EU Member State where they occurred.

As of January 31, 2022, Regulation (EU) No 536/2014 on clinical trials (the “CTR”), came into effect, and with it, the launch of the Clinical Trials Information System (“CTIS”), the centralized EU portal and database for clinical trials. The CTR is directly applicable in all EU Member States (and so does not require national implementing legislation in each EU Member State to give effect to the EU law instrument). The CTR has simplified the approval process for clinical trials to be carried out in the EU. Rather than applying for a clinical trial authorization in each EU Member State where the trial will be conducted, the CTR provides that one application be submitted centrally, via CTIS, which will then be reviewed by the designated NCA. If successful, the resulting decision arising from the evaluation process would cover all EU Member States concerned by the application. From January 31, 2023 all submissions of initial CTA applications for a new clinical trial must be made via CTIS. By January 31, 2025, all ongoing trials approved under the CTD must comply with the CTR and information relating to such clinical trials must be recorded in CTIS.

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

Under the Medical Devices Regulation, data relating to the general safety and performance of the medical device must be contained in an application for marketing authorization for the combination product. Such information must be provided by the manufacturer of the medical device in its EU declaration of conformity or the relevant certificate issued by a notified body allowing the medical device manufacturer to affix a European Conformity (“CE”) mark to the medical device. If the dossier submitted to support the marketing authorization does not include the results of the conformity assessment and where for the conformity assessment of the device, if used separately, the involvement of a notified body is required in accordance with the Medical Devices Regulation, the medicinal products authority such as the EMA responsible for assessing applications for marketing authorization via the centralized procedure can require the applicant for a marketing authorization to provide an opinion on the conformity of the device part with the relevant general safety and performance requirements issued by a designated notified body.

By May 26, 2024, all manufacturers must comply with the Medical Devices Regulation. However, the EU legislature has proposed extending this transitional period. This proposal is currently being considered through the co-decision legislative procedure for the draft legislation to be adopted by the European Parliament and the European Council.

Under the EU regulatory regime, a company may submit marketing authorization applications under a centralized, decentralized or mutual recognition procedure. Where the product is intended to be marketed in one EU member state, a national application for a marketing authorization is filed. The centralized procedure is compulsory for medicinal products produced by biotechnology, designated orphan medicines, advanced-therapy medicines such as gene-therapies, and those medicinal products containing new active substances for specific indications such as the treatment of HIV, AIDS and immune dysfunctions, cancer, neurodegenerative diseases, diabetes, and viral diseases, and is optional for other medicines, which are highly innovative.

Centralized Procedure

Under the centralized procedure, a single marketing authorization application is submitted to the EMA where it will be evaluated by its advisory committee, the Committee for Medicinal Products for Human Use (the “CHMP”). A favorable CHMP opinion results in a single marketing authorization granted by the European Commission in an implementing decision, known as a centralized marketing authorization. A centralized marketing authorization is valid for all EU member states and, by extension (after taking the corresponding national implementing measures), in Norway, Iceland and Liechtenstein. In general, the initial marketing authorization is valid for five years, but once renewed is usually valid for an unlimited period. Under the centralized procedure, the maximum timeframe for the evaluation of a marketing authorization application by the EMA is 210 days, excluding clock stops. Clock-stops allow the applicant the necessary time to provide additional information in response to questions raised by the CHMP. The clock-stops considerably extend the time taken by the CHMP to complete the evaluation of a marketing authorization application. Ordinarily, within 67 days of receipt of the positive scientific opinion provided by the EMA, the European Commission will issue a binding decision on the marketing authorization application.

Decentralized Procedure

The decentralized procedure allows marketing authorization applications to be submitted simultaneously in two or more EU member states, whereas the mutual recognition procedure must be used if the product has been authorized in at least one EU member state on a national basis, and the applicant seeks approval progressively of the same medicinal product in one or more EU member state(s). Both the decentralized and mutual recognition procedures provide for approval by one or more “concerned” member state(s) based on an assessment of an application performed by one “reference” member state. Under the decentralized approval procedure, an applicant submits an application, or dossier, and related materials to the reference member state and concerned member state(s). The reference member state prepares a draft assessment and drafts of the related materials within 120 days of the receipt of a valid application. Within 90 days of receiving the reference member state’s positive assessment report, each concerned member state must approve the assessment report and related materials, unless they identify a potential serious risk to public health.

Mutual Recognition Procedure

Under the mutual recognition procedure, the concerned member state(s) have the same 90-day period to recognize the marketing authorization in the reference member state. The decentralized procedure contemplates a single clock-stop at day 105, which may extend the process for completing the assessment procedure.

In either case, if there is a disagreement between member states during the assessment of the submitted data based on concerns about serious risks to public health, the Coordination Group for Mutual Recognition and Decentralized Procedures will consider the matter and seek to reach a conclusion within 60 days. If this is not possible, the reference member state can escalate the issue to the EMA for arbitration. The purely national procedure results in a marketing authorization in a single EU member state.

Conditional Marketing Authorization

In specific circumstances, E.U. legislation (Article 14–a Regulation (EC) No 726/2004 (as amended by Regulation (EU) 2019/5 and Regulation (EC) No 507/2006 on Conditional Marketing Authorizations for Medicinal Products for Human Use)) enables applicants to obtain a conditional marketing authorization prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if (1) the product candidate is intended for the treatment, prevention or medical diagnosis of seriously debilitating or life-threatening diseases; (2) the drug candidate is intended to meet unmet medical needs of patients; (3) a marketing authorization may be granted prior to submission of comprehensive clinical data provided that the benefit of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required; (4) the risk-benefit balance of the product candidate is positive, and (5) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and can be renewed annually, if the risk-benefit balance remains positive, and after a satisfactory assessment of benefit: risk balance and progress in fulfilling the specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.

Pediatric Studies

In the EEA, companies developing a new medicinal product must agree upon a pediatric investigation plan (“PIP”), with the EMA’s Pediatric Committee (“PDCO”) and must conduct pediatric clinical trials in accordance with that PIP, unless a waiver applies. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which a marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults or other age groups not covered by the agreed PIP. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO in circumstances where the medicinal product or the product class is likely to be ineffective or unsafe in part or all of the pediatric population; or the disease or condition occurs only in adult populations, or the specific medicinal product does not represent a significant therapeutic benefit over existing treatments in pediatric patients. Products that are granted a marketing authorization with the results of the pediatric clinical trials conducted in accordance with the PIP (even where such results are negative) are eligible for six months’ supplementary protection certificate extension. In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. This pediatric reward is subject to the condition that the results are provided in respect of all studies in compliance with the agreed PIP and is not automatically available.

European Union Regulatory Data Exclusivity

In the EU, new products, which are considered referenced medicinal products, authorized for marketing qualify for eight years of data exclusivity and an additional two years of market exclusivity upon grants of a marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until ten years have elapsed from the initial authorization of the reference product in the EU. The ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

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

A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

An equivalent regime is reflected in domestic law in the UK. Under the UK regime, however, orphan designations are not granted and instead a decision is made at the point of marketing authorization grant.

RLYB211 and RLYB212 have each been granted orphan drug designation by the EMA for the prevention of FNAIT.

Priority Medicines Designation

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

Periods of Authorization and Renewals

A marketing authorization is valid for five years in principle and the marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least nine months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is generally valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Any authorization which is not followed by the actual placing of the drug on the EU market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid (the so-called sunset clause).

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

In the United States, third-party payors include government healthcare programs such as Medicare and Medicaid, private health insurers, managed care plans and other organizations. These third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services, including biopharmaceutical products. Significant uncertainty exists regarding coverage and reimbursement for newly approved healthcare products. Coverage does not ensure adequate reimbursement. It is time consuming and expensive to seek coverage and reimbursement from third-party payors. We may need to conduct expensive pharmacoeconomic studies to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA regulatory approvals. Third-party payors may take into account clinical practice guidelines in determining coverage and there may be significant delays before our products are addressed by such guidelines and we cannot predict what position such guidelines would take with respect to our products if and when addressed. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication, or utilize other mechanisms to manage utilization (such as requiring prior authorization for coverage for a product for use in a particular patient). Limits on coverage may impact demand for our products. Even if coverage is obtained, third-party reimbursement may not be adequate to allow us to sell our products on a competitive and profitable basis. As result, we may not be able to maintain price levels high enough to realize an appropriate return on investment in product development.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of our product candidate to currently available therapies (so called health technology assessment ("HTA") in order to obtain reimbursement or pricing approval). For example, subject to the requirements set out in Directive 89/105/EEC relating to the transparency of measures regulating the pricing of medicinal products for human use and their inclusion in the scope of national health insurance systems, EU Member States have the legal competence to set national measures of an economic nature on the marketing of medicinal products in order to control public health expenditure on such products. Accordingly, EU Member States can restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. An EU Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Other EU Member States allow companies to fix their own prices for drug products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the United States and generally tend to be significantly lower.

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

There have been several developments in recent years with respect to U.S. state data privacy laws. In 2018, California passed into law the California Consumer Privacy Act (the "CCPA"), which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation (the "GDPR"), including requiring businesses to provide notice to data subjects regarding the personal information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. It also provides California residents a private right of action, including the ability to seek statutory damages, in the event of a breach involving their personal information. Compliance with the CCPA is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. On November 3, 2020, California voters passed a ballot initiative for the California Privacy Rights Act (the "CPRA"), which significantly expands the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also expands personal information rights of California residents, including creating a right to opt out of sharing of personal information with third parties for advertising, expanding the lookback period for the right to know about personal information held by businesses, and expanding the right to erasure for information held by third parties. Most CPRA provisions took effect on January 1, 2023, though the obligations apply to any personal information collected after January 1, 2022, with enforcement scheduled to begin on July 1, 2023. Similar laws have been proposed or passed at the U.S. federal and state level, including the Virginia Consumer Data Protection Act, which took effect on January 1, 2023, the Colorado Consumer Protection Act, which will take effect on July 1, 2023, the Connecticut Data Privacy Act, which will take effect on July 1, 2023,and the Utah Consumer Privacy Act, which will take effect on December 31, 2023. New data privacy laws have been proposed in more than half of the states in the United States and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the United States, which trend may accelerate under the current U.S. presidential administration. Compliance with evolving U.S. privacy and security laws, requirements and regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models and the development of new administrative processes.

GDPR

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

As of December 31, 2022, we employed 41 full-time employees. Of our full-time employees, 23 employees are engaged in new product sourcing through business development, research, manufacturing, product development and clinical development, and 18 are engaged in executive, finance, human resources, legal and other administrative functions. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants while ensuring fair and equitable systems and incentives to our employee base. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based incentive awards, in order to increase stockholder value and the success of the Company by motivating such individuals to perform to the best of their abilities and achieve our objectives. We offer a benefits program that provides resources to help employees manage their health, finances and life outside of work.

Corporate Information and Reorganization

Rallybio Holdings, LLC ("Rallybio Holdings") was formed in Delaware in March 2018 and Rallybio IPD, LLC was formed in Delaware in May 2020. On June 30, 2021, Rallybio IPD, LLC was converted into a Delaware corporation and changed its name to Rallybio Corporation.

Our principal executive offices are located at 234 Church Street, Suite 1020, New Haven, CT 06510 and our telephone number is (203) 859-3820. Our corporate website address is https://www.rallybio.com. Information contained on or accessible through our website is not incorporated by reference into this report and you should not consider information contained on or accessible through our website to be part of this report.

Prior to the IPO and the Reorganization, the Company was a 100% owned subsidiary of Rallybio Holdings and Rallybio Holdings held 100% of the outstanding membership units in five wholly-owned subsidiaries; Rallybio, LLC, Rallybio IPA, LLC, Rallybio IPB, LLC, Rallybio IPD, LLC, and IPC Research, LLC. On June 30, 2021, Rallybio Holdings completed a series of transactions pursuant to which (i) Rallybio IPD, LLC, a direct subsidiary of Rallybio Holdings, was converted from a Delaware limited liability company to a Delaware corporation and changed its name to Rallybio Corporation, and (ii) four direct subsidiaries of Rallybio Corporation, each a Delaware limited liability company (collectively the "Merger Subs"), each consummated a separate merger with one of Rallybio Holdings direct subsidiaries, other than Rallybio IPD, LLC (collectively the "Asset Subsidiaries"), with the Asset Subsidiaries surviving the mergers and Rallybio Holdings receiving common stock of the Company in exchange for its interest in each Asset Subsidiary, which resulted in the Asset Subsidiaries becoming subsidiaries of the Company and the Company becoming the only direct subsidiary of Rallybio Holdings. On July 28, 2021, immediately prior to the completion of the IPO, Rallybio Holdings liquidated and distributed 100% of the capital stock of the Company, consisting solely of common stock, to the unitholders of Rallybio Holdings. The liquidation of Rallybio Holdings and distribution of the capital stock of Rallybio Corporation to the unitholders of Rallybio Holdings is referred to as the “Liquidation” and these other transactions are collectively referred to as the “Reorganization.” As a result of the liquidation, the unitholders of Rallybio Holdings became the holders of common stock of Rallybio Corporation.

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

We are a clinical-stage biotechnology company with a limited operating history. As a result, we are not profitable and have incurred significant losses since our formation. We had net losses of $66.7 million and $47.0 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $160.7 million. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to gain regulatory approval and become commercially viable. Since inception, we have devoted substantially all of our resources to raising capital, organizing and staffing the Company, business planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing our product candidates and preparing for clinical trials and establishing arrangements with third parties for the manufacture of our product candidates and component materials, including activities relating to our preclinical development and manufacturing activities for each of our programs and our Phase 1 clinical trials for RLYB212 and RLYB116. We do not have any product candidates approved for sale and have not generated any revenue from product sales.

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

We do not know when or whether we will become profitable. Our ability to generate revenue and become profitable depends upon our ability to successfully complete the development of our product candidates and to obtain the necessary regulatory approvals for their commercialization, which is subject to substantial additional risks and uncertainties, as described under “— Risks Related to Discovery, Development, Clinical Testing, Manufacturing, and Regulatory Approval.” Each of our product candidates will require additional preclinical and/or clinical development, regulatory approval in multiple jurisdictions, the securing of manufacturing supply, capacity, distribution channels and expertise, the use of external vendors, the building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. As a result, we expect to continue to incur net losses and negative cash flows in the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. If we are unable to develop and commercialize one or more product candidates, either alone or through current or future collaborations, or if revenues from any product that receives marketing approval are insufficient, we will not achieve profitability. Even if we successfully commercialize RLYB212, RLYB116 or any of our other product candidates, we may continue to incur substantial research and development and other expenses to identify and develop other product candidates. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis or meet outside expectations for our profitability. Our failure to become and remain profitable would decrease the value of the Company and could impair our ability to raise capital, maintain our research and development efforts, expand our business, execute our business plan or continue our operations.

We will require significant additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of RLYB212, RLYB116 or any additional product candidates we may develop.

We expect to spend significant amounts of capital to complete the development of, seek regulatory approvals for and, if approved, commercialize RLYB212 and RLYB116. These expenditures will include costs related to our ongoing Phase 1 and Phase 1b clinical trials for RLYB212 and RLYB116. We expect similar expenditures as we advance our FNAIT Natural History Alloimmunization Study and development of RLYB331. In addition, we are obligated to make certain milestone and royalty payments in connection with achievement of certain development and commercial milestones as well as the sale of resulting products under our agreements with Prophylix, Swedish Orphan Biovitrum AB (Publ) Sobi, Affibody, and Sanofi. We may also spend significant capital to develop laboratory tests, and if required by the FDA or other healthcare agencies, one or more companion diagnostics, to identify patients for inclusion in our clinical trials or who are likely to respond to our product candidates.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of December 31, 2022, will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. This estimate and our expectation to advance the preclinical and clinical development of RLYB212, RLYB116 and any other product candidates are based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, or our clinical trials may be more expensive, time consuming or difficult to design or implement than we currently anticipate. Changing circumstances, including any unanticipated expenses, could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because of the numerous risks and uncertainties, the length of time and scope of activities associated with development of RLYB212, RLYB116 or any product candidate we may develop is highly uncertain, we are unable to estimate the actual amount of funds we will require for development, approval and any approved marketing and commercialization activities. Our future capital requirements, both near and long-term, will depend on many factors, including, but not limited to:

▪
the initiation, progress, timing, costs and results of our clinical trials through all phases of development, including our ongoing Phase 1 and Phase 1b clinical trials for RLYB212 and RLYB116, and the development of any other product candidates;
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
▪
our ability to maintain our collaborations with Exscientia and AbCellera on favorable terms and establish new collaborations;
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

We will require significant additional capital to advance the development and potential commercialization of our product candidates, which we may raise through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. Depending on our business performance, the economic climate and market conditions, we may be unable to raise additional funds when needed on acceptable terms, or at all. Moreover, the effects of the COVID-19 pandemic continue and uncertain geopolitical events, such as the war in Ukraine, have impacted the global economy, and a severe or prolonged economic downturn could result in a variety of challenges for our business, including disruptions in the financial markets, which could adversely impact our ability to raise additional capital when needed or on acceptable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may need to significantly delay, scale back or discontinue the development of one or more of our product candidates or the commercialization of any product that may be approved for marketing, and we could be forced to discontinue operations. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts.

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

To the extent that we raise additional capital through the future sale of equity or convertible debt securities, including sales of our common stock pursuant to our Sales Agreement with Cowen and Company LLC ("Cowen"), dated August 8, 2022 (the "Sales Agreement"), each shareholder's ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect their rights as a common stockholder. In addition, debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and we may need to dedicate a substantial additional portion of any operating cash flows to the payment of principal and interest on such indebtedness. Any future indebtedness, combined with our other financial obligations, could increase our vulnerability to adverse changes in general economic, industry and market conditions, limit our flexibility in planning for, or reacting to, changes in our business and the industry and impose a competitive disadvantage compared to our competitors that have less debt or better debt servicing options. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, intellectual property, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate product candidate development or future commercialization efforts.

We have a limited operating history and no history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability.

Rallybio was founded in January 2018 and our operations to date have been limited to financing and staffing the Company, identifying, evaluating and acquiring or in-licensing product candidates and technologies, conducting preclinical studies and our clinical trials for RLYB211, RLYB212 and RLYB116, and preclinical studies for RLYB211, RLYB212, RLYB116, RLYB114, and RLYB331, and developing a pipeline of other preclinical and research programs. We have not yet demonstrated the ability to complete successfully a large-scale, pivotal clinical trial, obtain marketing approval, manufacture a commercial-scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing, obtaining marketing approval for and commercializing pharmaceutical products.

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

Our lead programs are in early-stage clinical development and we do not currently have any commercial products that generate revenues or any other sources of revenue. To date, we have invested a significant portion of our efforts and financial resources in the development of RLYB212 for the prevention of FNAIT and the development of RLYB116. Our future success is substantially dependent on our ability to successfully complete preclinical and clinical development for, obtain regulatory approval for, and successfully commercialize, our product candidates, which may never occur. We currently have no products that are approved for commercial sale and may never be able to develop a marketable product.

In addition, we have received approval for two CTAs in for RLYB212. In the first quarter of 2023, we announced proof-of-concept in the Phase 1b study for RLYB212. Any delays in the advancement of our clinical trials for RLYB212 could impact our product development timelines, result in increased costs, affect our ability to obtain marketing approval for RLYB212 according to our plans, and delay commercialization.

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

The global COVID-19 pandemic continues to impact worldwide economic activity, particularly economic activity in the United States, and poses a continued risk that we or our employees, contractors, suppliers, or other partners may be prevented from or delayed in conducting business activities for an indefinite period of time, including due to shutdowns, quarantines and other public health measures that may be requested or mandated by governmental authorities. The continued prevalence of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain and the manufacture or shipment of both drug substance and finished drug product for our product candidates for preclinical testing or clinical trials, cause diversion of healthcare resources away from the conduct of preclinical and clinical trial matters to focus on pandemic concerns, limit travel in a manner that interrupts key trial activities, such as trial site initiations and monitoring, delay regulatory filings with regulatory agencies in affected areas or adversely affect our ability to obtain or timing to obtain regulatory approvals. These actions have in the past, continue to and could in the future negatively affect our preclinical studies, clinical trials, manufacturing and other business operations, including:

▪
Preclinical studies and clinical trials: The continued impact of COVID-19 may cause delays and disruptions to some of our preclinical studies and clinical trials, which could include a slow down in enrollment and more difficult or intermittent collection of data for patients enrolled in trials as a result of healthcare provider response to COVID-19. In addition, some participants and clinical investigators may be unable or unwilling to comply with clinical trial protocols. We initiated a global natural history study for FNAIT in September 2021 that requires screening a large number of potential participants, as well as clinical trials for RLYB212 and RLYB116, and we could experience delays in screening due to COVID-19. Significant delays or disruptions to our preclinical studies or clinical trials could adversely affect our ability to timely initiate studies, conduct successful studies, generate scientifically robust clinical data, obtain regulatory approvals or commercialize our product candidates.
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
▪
Operations: In accordance with direction from state and local government authorities to protect the health of our employees, their families, and our communities, we made several changes to our operations in response to COVID-19. This response included performing office-based work outside of the office. Our increased reliance on personnel working from home may negatively impact productivity or disrupt, delay or otherwise adversely impact our business. In addition, remote working could increase our cyber security risk. Government authorities could impose further restrictions, including mandated shutdown of businesses, which may negatively affect our operations.
▪
Stock Price: The extent and duration of the impact of the COVID-19 pandemic on our stock price is uncertain. The COVID-19 pandemic may cause our stock price to be more volatile, and our ability to raise capital could be impaired.

If global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We continue to monitor the potential impact of the COVID-19 pandemic on our business and financial statements. To date, we have not incurred impairment losses in the carrying values of our assets as a result of the pandemic and we are not aware of any specific related event or circumstance that would require us to revise our estimates reflected in our financial statements.

We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and prospects. The extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, financial condition and liquidity, including planned and future clinical trials and research and development costs, will depend on future developments that are highly uncertain.

We may not be successful in our efforts to identify additional product candidates. Due to our limited resources and access to capital, we must prioritize development of certain product candidates, the choice of which may prove to be wrong and adversely affect our business.

An important component of our strategy is expanding our pipeline through partnering, acquiring or in-licensing additional product candidates that target validated biology. We also seek to identify and develop product candidates under our joint venture with Exscientia and our strategic alliance with AbCellera. If we fail to identify additional potential product candidates, or fail to partner, acquire or in-license additional product candidates, our business could be materially harmed.

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

In addition, we could encounter delays if a clinical trial is suspended or terminated by us, the IRBs or IECs of the institutions in which such trials are being conducted, the FDA, EMA or other regulatory authorities, or recommended for termination by a Data and Safety Monitoring Board ("DSMB") for such trial. Such authorities may impose a suspension or termination or recommend an alteration to clinical trials due to several factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, the identification of safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions. Furthermore, we rely and will rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we have agreements governing their committed activities, we have limited influence over their actual performance, as described in the section titled “— Risks Related to Our Dependence on Third Parties.”

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timely completion of clinical trials in accordance with their protocols depends, among other things, on the speed at which we can recruit eligible patients to participate in testing our product candidates and our ability to enroll a sufficient number of patients who remain in the study until its conclusion. Clinical trial recruitment delays often result in increased costs, delays in advancing product development, delays in testing the effectiveness of technologies, delays in obtaining regulatory approval or termination of clinical trials. We may be unable to enroll a sufficient number of patients to complete any of our clinical trials, including our natural history study for our FNAIT program, and even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials.

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

Additionally, we may have difficulty identifying and enrolling patients for our planned clinical trials because the conditions for which we plan to evaluate our current product candidates are rare diseases and we anticipate that there will be limited patient pools from which to draw for clinical trials. Further, because screening for many of these diseases is not widely adopted, and because it can be difficult to diagnose these diseases in the absence of screening, we may have difficulty finding patients who are eligible to participate in our studies or trials. For example, participants in clinical trials for RLYB212 have the rare HPA-1b/b genotype and we may have difficulty identifying participants for these clinical trials. In addition, our clinical trials for RLYB116 will compete with other clinical trials for product candidates that are currently being tested in clinical trials for PNH and gMG and this competition will reduce the number and types of patients available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Furthermore, any negative results we may report in clinical trials of any of our product candidates may make it difficult or impossible to recruit and retain patients in other clinical trials of that same or a similar product candidate.

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

The results of preclinical studies, clinical trials or analyses of the results from such trials, may not be predictive of the results of later clinical trials. Product candidates in later clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and prior clinical trials or having shown promising results based on analyses of data from earlier trials. Late-stage clinical trials may include a larger number of patients and could differ in other significant ways from early-stage clinical trials, including changes to inclusion and exclusion criteria, patient population, efficacy endpoints, dosing regimen and statistical design. Our Phase 1b clinical trial for RLYB212 is single blinded, making it difficult to predict how rapid platelet clearance will lead to prevention of alloimmunization in pregnant women at higher risk for FNAIT and whether the results that we have observed and may observe in such trial will be repeated in larger and more advanced clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in later-stage clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding earlier promising results. In addition, conclusions based on promising data from analyses of clinical results, such as the prospective and post hoc analysis of results may be shown to be incorrect in subsequent clinical trials that have pre-specified end points or may not be considered adequate by regulatory authorities. We believe data from our Phase 1/2 clinical trial of RLYB211 has demonstrated proof-of-concept of our proposed mechanism of action and supported advancing RLYB212 into clinical trials, however, we cannot guarantee that clinical trial results will be similar for RLYB212. Even if we complete later clinical trials as planned, we cannot be certain that their results will support the safety and efficacy requirements sufficient to obtain regulatory approval, and, as a result, our clinical development plans may be materially harmed.

In addition, interim, “top-line” and preliminary data from our clinical trials that we announce or publish may change as more patient data become available or as additional analyses are conducted. The data obtained in such clinical trials are subject to additional audit and verification procedures and following such procedures, such interim data could be materially different from the final data.

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

The regulatory approval processes of the FDA, EMA and comparable foreign regulatory authorities, including the Medicines and Healthcare products Regulatory Agency in the United Kingdom, are lengthy, time- consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for RLYB212, RLYB116 or any of our other product candidates, our business will be substantially harmed.

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

If safe and effective use of RLYB212 or any of our other product candidates depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of that test, known as a companion diagnostic, at the same time that the FDA approves our product candidates. The process of development and approval of such diagnostic is time consuming and costly. Companion diagnostics, which provide information that is essential for the safe and effective use of a corresponding therapeutic product, are subject to regulation by the FDA, EMA and other comparable foreign regulatory authorities as medical devices and require separate regulatory approval from therapeutic approval prior to commercialization. The FDA previously has required in vitro diagnostic tests intended to select the patients who will respond to a product candidate to obtain a PMA simultaneously with approval of the therapeutic candidate. The PMA process, including the gathering of preclinical and clinical data and the submission and review by the FDA, can take several years or longer. It involves a rigorous pre-market review during which the applicant must prepare and provide FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing, and labeling. After a device is placed on the market, it remains subject to significant regulatory requirements, including requirements governing development, testing, manufacturing, distribution, marketing, promotion, labeling, import, export, record-keeping, and adverse event reporting.

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

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval preclinical and clinical testing, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, and advertising and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of the FDA and other regulatory authorities. These requirements include submissions of safety and other post- marketing information and reports, establishment registration and drug listing requirements, continued compliance with cGMP requirements regarding the distribution of samples to physicians and recordkeeping and GLP and GCP requirements for non-clinical studies and any clinical trials that we conduct post-approval.

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

In the EU we may seek PRIME designation for some of our product candidates in the future. PRIME is a voluntary program aimed at enhancing the EMA’s role to reinforce scientific and regulatory support in order to optimize development and enable accelerated assessment of new medicines that are of major public health interest with the potential to address unmet medical needs. The program focuses on medicines that target conditions for which there exists no satisfactory method of treatment in the EU or even if such a method exists, it may offer a major therapeutic advantage over existing treatments. PRIME is limited to medicines under development and not authorized in the EU and the applicant intends to apply for an initial marketing authorization application through the centralized procedure. To be accepted for PRIME, a product candidate must meet the eligibility criteria in respect of its major public health interest and therapeutic innovation based on information that can substantiate the claims. The benefits of a PRIME designation include the appointment of a CHMP rapporteur to provide continued support and help to build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME enables an applicant to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. Even if we receive PRIME designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.

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

Prior to seeking accelerated approval for any of our product candidates, we intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit a BLA for accelerated approval or any other form of expedited development, review or approval. Furthermore, if we decide to submit an application for accelerated approval there can be no assurance that such submission or application will be accepted or that the FDA will determine that the product candidate is eligible for or grant accelerated approval. A failure to obtain any planned accelerated approval for our product candidates would result in a longer time period to commercialization of our product candidates, if approved, could increase the cost of development of our product candidates and could harm our competitive position in the marketplace. If we receive accelerated approval for any of our product candidates, the FDA may withdraw accelerated approval if, among other things, a confirmatory trial required to verify the predicted clinical benefit of the product fails to verify such benefit or if such trial is not conducted with due diligence. Withdrawal of any accelerated approval could substantially harm our business.

Although RLYB212 has received FDA designation as rare pediatric disease drug products, any marketing application we submit for RLYB212 may not qualify for issuance of a rare pediatric disease priority review voucher.

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

There is no guarantee that, if we ever submit and obtain approval for RLYB212 or any other product candidate for which we may obtain rare pediatric disease designation in the future, we will receive a rare pediatric disease priority review voucher. In addition to receiving rare pediatric disease designation, in order to receive a rare pediatric disease priority review voucher, the NDA or BLA must be granted priority review, rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population, not seek approval for a different adult indication in the original rare pediatric disease product application and be for a drug that does not include a previously approved active ingredient. Under current statutory sunset provisions, even if a marketing application meets all of these requirements, the FDA may only award a voucher prior to September 30, 2026 and only if the approved product received rare pediatric disease drug product designation prior to September 30, 2024. We cannot be certain that we will receive approval for any of our rare pediatric disease designated products prior to the statutory sunset date, if ever. Moreover, even if we believe that our marketing application meets the other requirements to be eligible to receive a priority review voucher upon approval, the FDA may disagree.

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

If any product candidate is approved for marketing, our ability to obtain coverage and reimbursement for any such product by governmental healthcare programs, such as Medicare and Medicaid, private health insurers, and other third-party payors is essential for most patients to be able to afford prescription medications. Our ability to achieve acceptable levels of coverage and reimbursement for products or procedures using our products by regulatory authorities, private health insurers and other third-party payors will therefore have an effect on our ability to successfully commercialize any product candidates we develop. We cannot be sure that coverage and reimbursement will be available for our product candidates, if and when such candidates obtain marketing approval, and any reimbursement that may become available may not be adequate or may be decreased or eliminated in the future.

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

We may also need to provide discounts to purchasers to encourage purchasing of any approved product and rebates to third party payors to increase the possibility of favorable coverage and adequate cost sharing thresholds for patients. We may be required to provide discounts or rebates on any approved product under government healthcare programs or to certain government and private purchasers in order to obtain coverage under federal health care programs such as Medicaid. Participation in such programs would require us to track and report certain drug prices. We may be subject to fines and other penalties if we fail to report such prices accurately.

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

We or our collaborators may also be subject to extensive governmental price controls and other market regulations outside of the United States, and we believe the increasing emphasis on cost-containment initiatives in other countries have and will continue to put pressure on the pricing and usage of medical products. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we or our collaborators are able to charge for products we or our collaborators commercialize. Accordingly, in markets outside of the United States, the reimbursement for products we or our collaborators commercialize may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

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

The BPCIA was enacted as part of the Patient Protection and Affordable Care Act (the "ACA") to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still develop and receive approval of a competing biologic, so long as their BLA does not rely on the reference product, sponsor’s data or submit the application as a biosimilar application. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty, and any new policies or processes adopted by the FDA could have a material adverse effect on the future commercial prospects for our biological products.

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

We acquired all rights to RLYB211 and RLYB212 from Prophylix in 2019 and rights to RLYB116 and RLYB114 from Sobi in 2019. We also obtained worldwide exclusive rights to Sanofi’s KY1066, now referred to as RLYB331, and have entered into a joint venture with Exscientia for the development of small molecule therapeutics for rare diseases, as well as a discovery and collaboration agreement with AbCellera to discover, develop, and commercialize novel antibody-based therapeutics for rare diseases. An important component of our approach to product development is to acquire or in-license rights to product candidates, products or technologies, acquire other businesses or enter into collaborations with third parties. We may not be able to enter into such transactions on favorable terms, or at all. Any such acquisitions, in-licenses or collaborations may not strengthen our competitive position, and these transactions may be viewed negatively by analysts, investors, customers, or other third parties with whom we have relationships. We may decide to incur debt in connection with an acquisition, or in-license or issue our common stock or other equity securities as consideration for the acquisition, which would reduce the percentage ownership of our existing stockholders. We could incur losses resulting from undiscovered liabilities of the acquired business that are not covered by the indemnification we may obtain from the sellers of the acquired business. In addition, we may not be able to successfully integrate the acquired personnel, technologies, and operations into our existing business in an effective, timely, and non-disruptive manner. Such transactions may also divert management attention from day-to-day responsibilities, increase our expenses, and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of future acquisitions or in-licenses or the effect that any such transactions might have on our operating results.

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

As of December 31, 2022, we had 41 full-time employees, upon whom we rely for various administrative, research and development, business development and other support services shared among our subsidiaries and the Exscientia joint venture. The size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support the operations of all of our subsidiaries and the Exscientia joint venture, including their research and development activities, the management of financial, accounting, and reporting matters, and the oversight of our third-party vendors and partners. If our centralized team or our third-party vendors and partners performing such functions fail to provide adequate administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.

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

We have limited personnel with experience in manufacturing, and we do not own facilities for manufacturing RLYB212 and RLYB116 or any other product candidate. Instead, we rely on and expect to continue to rely on contract manufacturers for the supply of cGMP-drug substance and drug product of RLYB212 and RLYB116 and any other product candidates we develop and, in the future, for commercial supply. Reliance on third parties may expose us to more risk than if we were to manufacture our product candidates ourselves.

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

Beyond the ACA, there have been ongoing health care reform efforts. Drug pricing and payment reform was a focus of the Trump Administration and has been a focus of the Biden Administration. For example, federal legislation enacted in 2021 eliminates a statutory cap on Medicaid drug rebate program rebates effective January 1, 2024. As another example, in 2022, the Inflation Reduction Act (“IRA”) of 2022 contains various drug pricing and payment provisions. Among other provisions, the IRA imposes a yearly cap ($2,000 in 2025) on out-of-pocket prescription drug costs in Medicare Part D, implements a new Medicare Part D manufacturer discount drug program in 2025; requires manufacturers to pay a rebate to the federal government if prices for single-source drugs and biologicals covered under Medicare Part B and nearly all covered drugs under Part D increase faster than the rate of inflation and, starting in 2026, creates a drug price negotiation program under which the prices for certain high Medicare spend drugs and biologicals without generic or biosimilar competition will be limited by a cap that is defined by reference to, among other things, a specified non-federal average manufacturer price. Such legislative changes or other changes could affect the market conditions for our products. As another example, in February 2023, in response to an executive order from President Biden to consider new health care payment and delivery models that would lower drug costs and promote access to innovative drug therapies for Medicare and Medicaid patients, CMS recently selected for testing three new payment models for drugs. One model would adjust Part B payments for drugs approved by FDA under the accelerated approval pathway to encourage timely confirmatory trial completion We expect continued scrutiny on drug pricing and government price reporting from Congress, agencies, and other bodies.

Some of the health care reform changes have been and may continue to be subject to legal challenge. For example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Pursuant to court order, the removal was delayed, and the IRA further delayed implementation of the rule until January 1, 2032.

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
▪
U.S. federal HIPAA which, in addition to privacy protections applicable to healthcare providers and other entities, prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
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

In the United States, the CCPA came into effect in January 2020 and, among other things, requires new disclosures to California individuals and affords such individuals new abilities to opt out of certain sales of personal information, and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Because we have not yet generated revenue and do not meet the CCPA’s other jurisdictional tests, we do not yet meet the applicable threshold for the CCPA to apply to our business. If our business becomes subject to CCPA in the future, it could increase our compliance costs and potential liability. Further, the California Privacy Rights Act was approved by California voters in 2020 and imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions went into effect on January 1, 2023, though the obligations for covered businesses will apply to any personal information collected after January 1, 2022. Similar laws have been proposed or passed at the U.S. federal and state level, including the Virginia Consumer Data Protection Act, which went into effect on January 1, 2023, the Colorado Consumer Protection Act, which will take effect on July 1, 2023, the Connecticut Data Privacy Act, which will take effect on July 1, 2023, and the Utah Consumer Privacy Act, which will take effect on December 31, 2023. We expect to be subject to additional privacy laws at both the U.S. state level and abroad, as many jurisdictions worldwide in addition to those examples described above have either recently passed data privacy legislation or are considering enacting such legislation. As such, we will need to review periodically our operations in comparison to developments in such laws. Achieving and sustaining compliance with applicable international, federal and state privacy, security, fraud and reporting laws may prove time-consuming and costly.

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

The patent rights of pharmaceutical and biotechnology companies generally are highly uncertain, involve complex legal and factual questions and have been the subject of much litigation in recent years. No consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents has emerged in the United States or in numerous foreign jurisdictions. Various courts, including the U.S. Supreme Court, have rendered decisions that affect the scope of patent eligibility of certain inventions or discoveries relating to biotechnology. These decisions conclude, among other things, that abstract ideas, natural phenomena and laws of nature are not themselves patent eligible subject matter. Precisely what constitutes a law of nature or abstract idea is uncertain, and certain aspects of our technology could be considered ineligible for patenting under applicable law. In addition, the scope of patent protection outside the United States is uncertain, and laws of foreign countries may not protect our rights to the same extent as the laws of the United States or vice versa. For example, European patent law precludes the patentability of methods of treatment of the human body. With respect to both owned and in-licensed patent rights, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents that protect our technology and product candidates, in whole or in part, in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors. Changes in either the patent laws or interpretation of the patent laws in the United States or other countries may diminish the value of our patents and our ability to obtain, protect, maintain, defend and enforce our patent rights, narrow the scope of our patent protection and, more generally, affect the value or narrow the scope of our patent rights.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. There is considerable patent and other intellectual property litigation in the pharmaceutical and biotechnology industries. We may become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our technology and product candidates, including interference proceedings, post grant review, inter partes review and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, including our competitors, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our technologies or product candidates may be subject to claims that they infringe the patent rights of third parties. Our competitors and others may have significantly larger and more mature patent portfolios than we have. In addition, future litigation may be initiated by patent holding companies or other adverse patent owners who have no relevant product or service revenue and against whom our own patents may provide little or no deterrence or protection. Competitors may also assert that our product candidates infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets.

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

A court could hold that third-party patents are valid, enforceable and infringed. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one that requires us to present clear and convincing evidence as to the invalidity of the claims of any such U.S. patent, there is no assurance that a court would invalidate the claims of any such U.S. patent.

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

Shares of our common stock were offered in our IPO in July 2021 at a price of $13.00 per share and between the date of our IPO and March 1, 2023, the closing price per share of our common stock has ranged from as low as $4.67 to as high as $23.40. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of March 1, 2023, we have 38,075,024 shares of common stock outstanding. All of these shares may be resold in the public market immediately, unless held by our affiliates who are subject to volume limitations under Rule 144. As of March 1, 2023, we also have pre-funded warrants to purchase up to an aggregate of 3,333,388 shares of common stock outstanding. We may not effect the exercise of any pre-funded warrant, and a holder will not be entitled to exercise any portion of any pre-funded warrant if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election upon 61 days’ notice to us subject to the terms of such pre-funded warrants, provided that such percentage may in no event exceed 19.99%. Moreover, as of December 31, 2022, certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In addition, we have entered into the Sales Agreement with Cowen to offer and sell shares of our common stock having an aggregate offering price of up to $100,000,000, from time to time, through an at-the-market offering program. We also registered an aggregate of 7,659,526 shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Insiders have substantial influence over us, which could limit your ability to affect the outcome of key transactions, including a change of control.

Our directors and executive officers and their affiliates beneficially own shares representing approximately 35% of our outstanding common stock as of March 1, 2023. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

The rules dealing with U.S. federal, state, and local income taxation are constantly under review through the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, the Tax Cuts and Jobs Act, (the "TCJA"), was enacted in 2017 and significantly reformed the Code. The TCJA, among other things, contains significant changes to corporate and individual taxation, some of which could adversely impact an investment in our common stock. On March 27, 2020, President Trump signed into law the CARES Act, which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 pandemic, including temporary beneficial changes to the treatment of NOLs, interest deductibility limitations and payroll tax matters. There also may be technical corrections legislation or other legislative changes proposed with respect to the TCJA and CARES Act, the effects of which cannot be predicted and may be adverse to us or our stockholders. Additionally, the Inflation Reduction Act of 2022 the IRA was enacted in August 2022.

Among other things, the IRA implemented a one percent (1%) excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic corporations, and a corporate alternative minimum tax of fifteen percent (15%) on book income of certain large corporations. Future changes in tax laws could have a material adverse effect on our business, cash flows, financial condition or results of operations. In particular, proposed tax legislation could result in significant changes in, and uncertainty with respect to, tax legislation, regulation and government policy directly affecting our business or indirectly affecting us because of impacts on our customers and suppliers. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, period of sustained increased inflation, or additional global financial crises, could result in a variety of risks to our business, including weakened demand for our product candidates, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. Further, geopolitical instability outside the United States may also impact our operations or affect global markets, such as the recent invasion of Ukraine by Russia. While we do not currently conduct clinical trials in the Ukraine or Russia, we cannot be certain what the overall impact of these events will be on our business or on the business of any of our third-party partners, including our contract research organizations, contract manufacturers or other partners. The impact of these events could also expand into other markets where we do business. Similarly, the volatility associated with the COVID-19 pandemic has caused significant instability and disruptions in the capital and credit markets. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which current geopolitical tensions, the economic climate and the financial market conditions could adversely impact our business.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

Our corporate headquarters is located at 234 Church Street, Suite 1020, New Haven, CT 06510, where we lease and occupy 9,000 square feet of office space. The current terms of our leases in New Haven expire September 30, 2025. We also lease 117 square feet of office space at 400 Farmington Avenue, Suite R2846, Farmington, CT 06032. The current term of our Farmington lease expires January 31, 2024. We believe that this office space is sufficient to meet our current needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

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

Stockholders

As of December 31, 2022, there were 37 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information provided in the following table is as of December 31, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights and outstanding nonvested restricted stock units (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (3)
Equity compensation plans approved by security holders	2,737,914	$13.01	2,631,945
Equity compensation plans not approved by security holders	—	—	—

(1) Reflects 2,609,314 shares of common stock to be issued upon exercise of outstanding options under our 2021 Equity Incentive Plan and 128,600 outstanding restricted stock units that were issued under the 2021 Equity Incentive Plan. This figure does not include 1,006,368 outstanding restricted stock awards that were issued under the 2021 Equity Incentive Plan.

(2) The weighted-average exercise price is calculated based on the exercise prices of outstanding options and does not include outstanding restricted stock units (which have no exercise price).

(3) Includes 2,058,157 shares available for future issuance under the 2021 Equity Incentive Plan and 573,788 shares available for future issuance under the 2021 Employee Stock Purchase Plan. The number of shares of our common stock delivered in satisfaction of awards under the 2021 Equity Incentive Plan will not be reduced by (i) any shares withheld by us in payment of the exercise price or purchase price of an award or in satisfaction of tax withholding requirements or (ii) any shares underlying any portion of an award that is settled in cash or that expires, becomes unexercisable, terminates or is forfeited to or repurchased by us without the delivery (or retention, in the case of restricted or unrestricted stock) of shares of our common stock. The number of shares available for delivery under the 2021 Equity Incentive Plan will not be increased by any shares that have been delivered under the 2021 Equity Incentive Plan and are subsequently repurchased using proceeds directly attributable to stock option exercises. In addition, the number of shares reserved for issuance under the 2021 Equity Incentive Plan automatically increases on January 1 of each year through 2031 by the lesser of (i) five percent of the number of shares of our common stock outstanding as of such date and (ii) the number of shares of our common stock determined by our board of directors on or prior to such date. The number of shares reserved for issuance under the 2021 Employee Stock Purchase Plan automatically increases on January 1 of each year through 2031 by the least of (i) one percent of the number of shares of our common stock outstanding as of such date, (ii) 582,648 shares of our common stock and (iii) the number of shares of our common stock determined by our board of directors on or prior to such date (up to a maximum of 6,117,804 shares in the aggregate).

Use of Proceeds from Registered Securities

In August, 2021, we completed the IPO of our common stock pursuant to which we issued and sold 7,130,000 shares of our common stock, inclusive of 930,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $13.00 per share. The aggregate offering price of our IPO was $92.7 million.

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

As of December 31, 2022, we had not used any of the net proceeds from our IPO. There has been no material change in our planned use of the net proceeds from our IPO as described in the IPO Prospectus, other than that a portion of the net proceeds may be used for preclinical development of RLYB331.

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

Our Business

We are a clinical-stage biotechnology company committed to identifying and accelerating the development of life-transforming therapies for patients with severe and rare diseases. Since our launch in January 2018, we have built a portfolio of promising product candidates, which are now in development to address rare diseases in the areas of maternal fetal blood disorders, complement dysregulation, hematology, and metabolic disorders. We have assembled a team of experienced biopharma industry leaders with extensive research, development, and rare disease expertise to deliver on our mission of becoming a leader in the development of therapies for patients with rare diseases. We are drawing on our decades of knowledge and experience with a determination to tackle the undone, the too difficult, the inaccessible – and change the odds for rare disease patients.

Maternal Fetal Blood Disorders
RLYB212 is a monoclonal anti-HPA-1a antibody for the prevention of FNAIT, a potentially life-threatening rare hematological disease that impacts fetuses and newborns. We are currently conducting multiple clinical trials as part of the development program for RLYB212.

We have received approval for two CTAs for RLYB212 in Germany; the first for a Phase 1 first-in-human trial and the second for a Phase 1b proof of concept trial. In January 2022, we announced that the first subjects were dosed in the Phase 1 study. This ongoing single-blind, placebo-controlled Phase 1 study is designed to evaluate the safety and PK of single and repeat subcutaneous doses of RLYB212 in HPA-1a negative healthy subjects. In the second quarter of 2022, we initiated the Phase 1b proof-of-concept study to evaluate the ability of subcutaneous RLYB212 to rapidly eliminate transfused HPA-1a positive platelets from the circulation of HPA-1a negative healthy subjects. In the third quarter of 2022 we announced preliminary results from the proof-of-concept study, demonstrating RLYB212 rapidly and completely eliminates HPA-1a positive platelets with a greater than 90% reduction of the mean platelet elimination half-life compared to placebo, consistent with proof-of-concept criteria. We also announced that dosing had commenced under an amended protocol that expanded the dose range of RLYB212, thereby providing a broader range of PK and PD data.

In the first quarter of 2023, we announced proof-of-concept in a Phase 1b study for RLYB212. Results showed that one week after a single subcutaneous dose, RLYB212 was able to rapidly and completely eliminate transfused, HPA-1a positive platelets in HPA-1a negative subjects with additional findings from the study that show a reduction in mean platelet elimination half-life was greater than 90% in both RLYB212 dose groups compared to placebo and was dose related. We believe that the broad range of PK and PD data in the Phase 1b study will allow for substantive modeling to inform dose selection for a future registrational study.

In the first quarter of 2023, we also initiated the multi-dose cohort of its single-center Phase 1 trial in Europe. This portion of the Phase 1 study will evaluate safety and PK of RLYB212 based on repeat dosing over 12 weeks in healthy male and female participants. The Company expects results from this cohort of subjects in the fourth quarter of 2023.

Additionally, we are conducting a FNAIT natural history alloimmunization study. This prospective, non-interventional, multinational natural history study is designed to screen up to 30,000 expectant mothers presenting at Gestation Week 10 to 14 prenatal visit to determine the frequency of women at higher FNAIT risk among expectant mothers of different racial and ethnic characteristics, as well as the frequency of HPA-1a alloimmunization and pregnancy outcomes among these women. Subject to discussion with regulatory authorities, we expect that data from this study will contribute to a control dataset for a future single-arm Phase

2/3 registration trial for RLYB212. The FNAIT natural history study will operationalize de novo the laboratory test paradigm for FNAIT risk and generate FNAIT laboratory test performance data that we plan to use for future regulatory discussions. Screening of expectant mothers is ongoing.

Given the favorable development profile of RLYB212 to date, the data generated to date for RLYB212, and the expected manufacturing and supply efficiencies for RLYB212, RLYB211, a plasma-derived polyclonal anti-HPA-1a antibody, will not be advanced further in clinical development.

Complement Dysregulation
We are also focused on developing therapies that address diseases of complement dysregulation, including PNH, gMG, severe dermatologic indications, and ophthalmic disorders. RLYB116 is a novel, potentially long-acting, subcutaneously administered inhibitor of C5 in development for the treatment of patients with PNH and gMG. We received approval in the fourth quarter of 2021 for a HREC submission to support the Phase 1 trial of RLYB116 in healthy participants and in the first quarter of 2022, we initiated the Phase 1 trial in Australia. The single-blind, placebo-controlled dose escalation study is designed to evaluate the safety, PK, and PD of single dose RLYB116 in healthy volunteers. In November 2022, we announced positive topline results from our Phase 1 single ascending dose study of RLYB116. These data showed that all study participants that were administered a single 1 mL subcutaneous injection of 100 mg of RLYB116 (n=6) demonstrated a reduction in free C5 greater than 99% within 24 hours of dosing. The terminal elimination half-life of RLYB116 was greater than 300 hours. Subcutaneously administered RLYB116 was observed to be well-tolerated at the 100 mg dose, with mild adverse events and no drug-related serious adverse events reported. In the fourth quarter of 2022 we initiated dosing in the first multiple ascending dose cohort of a Phase 1 study of RLYB116 and initial data are expected in the fourth quarter of 2023.

RLYB114 is a pegylated C5 inhibitor in preclinical development for the treatment of complement-mediated. We continue to advance development of RLYB114, formulated for intravitreal injection, for the treatment of ophthalmic disorders.

Hematological Disorders
In May 2022, we obtained worldwide exclusive rights to Sanofi’s KY1066, now referred to as RLYB331, a preclinical antibody. We believe RLYB331 has the potential to address a significant unmet need for patients with severe anemias with ineffective erythropoiesis and iron overload, including beta thalassemia and a subset of lower risk myelodysplastic syndromes. Currently these patients are underserved by the existing standard of care. RLYB331 is a preclinical therapeutic monoclonal antibody that inhibits MTP-2. The inhibition of MTP-2 significantly increases levels of hepcidin, decreases iron load and treats ineffective erythropoiesis. We are continuing to conduct IND-enabling activities for RLYB331 to support transition of the asset into clinical development.

Metabolic Disorders
Additionally, in collaboration with Exscientia, we continue to work toward the selection of a small molecule development candidate to advance into the clinic targeting ENPP1 for the treatment of patients with HPP. Significant progress has been made to identify a lead compound and generate mouse in vivo biomarker evidence to support modulation of on-target activity. Through our collaboration with a leading global HPP expert, in vivo efficacy data is expected in the second half of 2023. Following those results, both companies expect to commence IND-enabling studies.

In December 2022, the Company entered into a strategic alliance with AbCellera to discover, develop, and commercialize novel antibody-based therapeutics for rare diseases. This multi-year, multi-target collaboration will combine AbCellera’s antibody discovery engine with Rallybio’s clinical and commercial expertise in rare diseases to identify optimal clinical candidates and ultimately deliver therapies to patients. The partnership’s first program will focus on addressing the significant unmet therapeutic needs of patients with rare metabolic diseases.

Recent Updates
In January 2023, Rallybio announced the appointment of Jonathan I. Lieber as CFO, effective February 1, 2023. Mr. Lieber succeeds Jeffrey Fryer, CPA, Rallybio’s Co-Founder and former CFO. The Company announced Mr. Fryer’s retirement in June 2022, and following a transition period with Mr. Lieber, Mr. Fryer departed the company on February 15, 2023. Mr. Lieber brings more than 30 years of experience as a CFO for public and private life sciences companies and an investment banker.

Our Operations

Since inception, we have devoted substantially all of our resources to raising capital, organizing and staffing the Company, business planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing our product candidates, preparing for clinical trials and establishing arrangements with third parties for the manufacture of our product candidates and component materials, including activities relating to our preclinical development and manufacturing activities for each of our programs. We do not have any product candidates approved for sale and have not generated any revenue from product sales.

Since our inception, we have funded our operations primarily through equity financings. From our inception and prior to our initial public offering IPO, we received proceeds of approximately $182.5 million from equity financing. In August 2021, we closed our IPO and issued and sold 7,130,000 shares of common stock, inclusive of 930,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $13.00 per share. We received net proceeds of approximately $83.0 million, after deducting underwriting discounts and commissions and other offering costs.

In November 2022, we completed a follow-on offering of approximately $54.8 million pursuant to which we issued 5,803,655 shares of common stock, inclusive of 803,654 shares of common stock sold pursuant to the partial exercise of the underwriters' option to purchase additional shares at a price of $6.00 per share and to certain investors in lieu of common stock, pre-funded warrants to purchase up to an aggregate of 3,333,388 shares of common stock at a price of $5.9999, which represents the per share public offering price for the shares less the $0.0001 per share exercise price for each pre-funded warrant. The net proceeds from the November 2022 follow-on offering were approximately $50.8 million, after deducting underwriting discounts and commissions and other offering costs.

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $169.0 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. This estimate and our expectation to advance the preclinical and clinical development of RLYB212, RLYB116, and any other product candidates are based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, or our clinical trials may be more expensive, time consuming or difficult to design or implement than we currently anticipate. See “—Liquidity and Capital Resources.”

We have incurred significant operating losses since inception, including net losses of $66.7 million and $47.0 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $160.7 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We have not commercialized any products and have never generated revenue from the commercialization of any product. We expect to incur significant additional operating losses in the foreseeable future as we advance our programs through preclinical and clinical development, expand our research and development activities, acquire and develop new product candidates, complete preclinical studies and clinical trials, finance our business development strategy, seek regulatory approval for the commercialization of our product candidates and commercialize our products, if approved. Our expenses will increase substantially if and as we:

▪
advance our Phase 1 clinical trial for RLYB212, our product candidate for our FNAIT prevention program;
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
▪
continue our discovery and development joint venture with Exscientia;
▪
continue our discovery and development collaboration with AbCellera;
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

Reorganization

Prior to the IPO and the Reorganization, the Company was a 100% owned subsidiary of Rallybio Holdings, a Delaware limited liability company which was incorporated in Delaware on March 22, 2018 and Rallybio Holdings held 100% of the outstanding membership units in five wholly-owned subsidiaries; Rallybio, LLC, Rallybio IPA, LLC, Rallybio IPB, LLC, Rallybio IPD, LLC, and IPC Research, LLC. On June 30, 2021, Rallybio Holdings completed a series of transactions pursuant to which (i) Rallybio IPD, LLC, a direct subsidiary of Rallybio Holdings that was formed in Delaware in May 2020, was converted from a Delaware limited liability company to a Delaware corporation and changed its name to Rallybio Corporation, and (ii) four direct subsidiaries of Rallybio Corporation, each a Delaware limited liability company (collectively the "Merger Subs"), each consummated a separate merger with one of Rallybio Holdings direct subsidiaries, other than Rallybio IPD, LLC (collectively the "Asset Subsidiaries"), with the Asset Subsidiaries surviving the mergers and Rallybio Holdings receiving common stock of the Company in exchange for its interest in each Asset Subsidiary, which resulted in the Asset Subsidiaries becoming subsidiaries of the Company and the Company becoming the only direct subsidiary of Rallybio Holdings. On July 28, 2021, immediately prior to the completion of the IPO, Rallybio Holdings liquidated and distributed 100% of the capital stock of the Company, consisting solely of common stock, to the unitholders of Rallybio Holdings. The liquidation of Rallybio Holdings and distribution of the capital stock of Rallybio Corporation to the unitholders of Rallybio Holdings is referred to as the “Liquidation” and these other transactions are collectively referred to as the “Reorganization.” As a result of the Reorganization and subsequent Liquidation, the unitholders of Rallybio Holdings became the holders of common stock of Rallybio Corporation, and the Company's consolidated financial statements are subsequently reported from Rallybio Corporation.

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

We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and prospects in the future. The extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, financial condition and liquidity, including our ability to obtain financing and planned and future clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, including the availability, administration rates and duration of efficacy of vaccines and their effectiveness against the current or new variants of the virus, and the duration and intensity of the related effects.

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

The successful development of our product candidates is highly uncertain. We plan to substantially increase our research and development expenses in the foreseeable future as we continue the development of our product candidates and manufacturing processes and conduct discovery and research activities for our clinical programs. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. Our clinical development costs are expected to increase significantly with our ongoing clinical trials. We anticipate that our expenses will increase substantially and may fluctuate from quarter to quarter, particularly due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

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

Results of Operations

Comparison of the years ended December 31, 2022 and 2021

The following table summarizes our results of operations:

	FOR THE YEAR ENDED DECEMBER 31,
	2022	2021	CHANGE
(in thousands)
Operating expenses:
Research and development	$40,689	$26,909	$13,780
General and administrative	27,195	18,739	8,456
Total operating expenses	67,884	45,648	22,236
Loss from operations	(67,884)	(45,648)	(22,236)
Total other income, net	2,305	140	2,165
Loss from continuing operations	(65,579)	(45,508)	(20,071)
Loss on investment in joint venture	1,075	1,505	(430)
Net loss	$(66,654)	$(47,013)	$(19,641)

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development costs for each of the periods presented:

	FOR THE YEAR ENDED DECEMBER 31,
	2022	2021	CHANGE
(in thousands)
Direct research and development by program
RLYB211	$379	$1,554	$(1,175)
RLYB212	13,151	10,936	2,215
RLYB116	7,269	5,236	2,033
RLYB114	2,116	2,092	24
RLYB331	967	—	967
Other program candidates	—	55	(55)
Asset acquisition IPR&D expense	3,073	—	3,073
Other unallocated research and development costs
Personnel expenses (including share-based compensation)	13,079	6,604	6,475
Other expenses	655	432	223
Total research and development expenses	$40,689	$26,909	$13,780

Research and development expenses were $40.7 million for the year ended December 31, 2022, compared to $26.9 million for the year ended December 31, 2021. The increase of $13.8 million was primarily due to:

▪
a $3.1 million increase in asset acquisition IPR&D expense related to the second quarter 2022 acquisition of the worldwide exclusive rights to Sanofi's KY1066, now referred to as RLYB331;
▪
a $2.2 million increase in costs related to the development of RLYB212, primarily attributable to an increase in clinical development costs;
▪
a $2.0 million increase in costs related to the development of RLYB116, primarily attributable to an increase in clinical development costs and clinical manufacturing costs;
▪
a $1.0 million increase in costs related to the development of RLYB331, primarily attributable to an increase in preclinical research and development costs after the asset acquisition in the second quarter of 2022; and
▪
a $6.5 million increase in personnel expenses, including an increase of $2.4 million in non-cash share-based compensation expense, primarily due to an increase in research and development related headcount in 2022.

These increases were partially offset by:

▪
a $1.2 million decrease related to the development of RLYB211 as we prioritized development of RLYB212, and subsequently made the decision to not continue the development of RLYB211.

We anticipate that our research and development expenses will continue to increase as we continue to advance our current research programs.

General and Administrative Expenses

General and administrative expenses were $27.2 million for the year ended December 31, 2022, compared to $18.7 million for the year ended December 31, 2021. The increase of $8.5 million is primarily related to an increase in payroll and personnel-related costs due to an increase in general and administrative related headcount, including an increase of $3.5 million in non-cash share-based compensation expense and an increase in costs associated with operating as a public company for a full year in 2022 as compared to 2021.

We anticipate that our general and administrative expenses related to providing administrative support to our research and development activities will continue to increase as we continue to support our growing research and development activities.

Total Other Income, Net

Total other income, net, for the year ended December 31, 2022 was $2.3 million compared to $0.1 million for the year ended December 31, 2021. The increase in total other income of $2.2 million is primarily attributable to an increase in interest income from marketable securities.

Loss On Investment In Joint Venture

Loss on investment in joint venture for the year ended December 31, 2022 was $1.1 million compared to $1.5 million for the year ended December 31, 2021.

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

In August 2022, we filed a Registration Statement on Form S-3 (the “Shelf”) with the SEC in relation to the registration and potential future issuance of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $300.0 million. The Shelf was declared effective on August 15, 2022. The Company also simultaneously entered into a Sales Agreement with Cowen. In accordance with the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time at prices through Cowen acting as our agent. Pursuant to the Sales Agreement, sales of our common stock, if any, will be made in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the "Securities Act"). Under the Sales Agreement, Cowen will be entitled to compensation equal to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. As of December 31, 2022, the Company has not sold any shares of common stock pursuant to the Sales Agreement.

In November 2022, we completed a follow-on offering of approximately $54.8 million consisting of 5,803,655 shares of common stock, inclusive of 803,654 shares of common stock sold pursuant to the partial exercise of the underwriters' option to purchase additional shares at the price of $6.00 per share, and to certain investors in lieu of common stock, pre-funded warrants to purchase up to an aggregate of 3,333,388 shares of common stock at a price of $5.9999, which represents the per share public offering price for the shares less the $0.0001 per share exercise price for each pre-funded warrant. The net proceeds from the November 2022 follow-on offering were approximately $50.8 million, after deducting underwriting discounts and commissions and other offering costs.

As of December 31, 2022, we had $169.0 million of cash, cash equivalents and marketable securities.

Uses of Liquidity

We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years. See "Contractual Obligations" below.

Funding Requirements

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. These initiatives do not impact the future clinical development plans for RLYB212 or RLYB116. This estimate and our expectation to advance the preclinical and clinical development of RLYB212, RLYB116, and any other product candidates are based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, or our clinical trials may be more expensive, time consuming or difficult to design or implement than we currently anticipate.

The Company has implemented cash preservation initiatives including reviewing certain discretionary expenses and managing the timing of certain future preclinical development activities. However, we expect to incur significant expenses and operating losses in the foreseeable future as we advance our product candidates through clinical development, seek regulatory approval and pursue commercialization of any approved product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company.

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

▪
the initiation, progress, timing, costs and results of our clinical trials through all phases of development, including our Phase 1 and Phase 1b clinical trials for RLYB212, the clinical trial for RLYB116 and the development of any other product candidates;
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
▪
the cost and timing of the manufacture and supply of non-clinical and clinical trial material for RLYB212, RLYB116 and our other product candidates;
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
▪
the cost of making royalty, milestone or other payments under our current or any future in-license agreements;
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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	FOR THE YEAR ENDED DECEMBER 31,
	2022	2021
(in thousands)
Net cash used in operating activities	$(57,284)	$(45,533)
Net cash used in investing activities	(112,170)	(2,333)
Net cash provided by financing activities	51,078	82,967
Net (decrease) increase in cash and cash equivalents	$(118,376)	$35,101

Operating Activities

During the year ended December 31, 2022, net cash used in operating activities was $57.3 million as compared to $45.5 million for the year ended December 31, 2021. The increase in cash used in operating activities was primarily due to an increase in both research and development and general and administrative expenses. Our research and development expenses increased as a result of IPR&D expenses associated with the acquisition of worldwide exclusive rights to Sanofi’s KY1066, now referred to as RLYB331, in addition to an increase in research in development expenses related to efforts to advance the development of our product candidates and an increase in research and development headcount related expenses, as compared to the year ended December 31, 2021. General and administrative expenses increased due to increases in our general and administrative supporting functions and the costs of operating as a public company, as compared to the year ended December 31, 2021.

Investing Activities

Net cash used in investing activities was $112.2 million for the year ended December 31, 2022 as compared to $2.3 million for the year ended December 31, 2021. The increase in net cash used in investing activities was primarily related to the purchases of highly rated debt securities as compared to the year ended December 31, 2021.

Financing Activities

Net cash provided by financing activities was $51.1 million for the year ended December 31, 2022, primarily representing the net proceeds from our November 2022 follow-on offering, after deducting underwriting discounts and commissions and payments of other offering costs. Net cash provided by financing activities was $83.0 million for the year ended December 31, 2021, representing the net proceeds from the IPO after deducting underwriting discounts and commissions and payments of other offering costs.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2022:

	PAYMENTS DUE BY PERIOD
(in thousands)	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Operating lease obligations	$586	$—	$586	$—	$—

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

While our significant accounting policies are described in more detail in Note 2 “Summary of Significant Accounting Policies Basis of Presentation and Principles of Consolidation” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC 718, Compensation—Stock Compensation. Generally, share-based compensation is measured at the grant date for all equity-based awards made to employees based on the fair value of the awards and is recognized over the requisite service period, which is generally the vesting period. Share-based compensation for awards with performance conditions are recognized over the service period when achievement of the performance condition is probable. The Company has elected to recognize the actual forfeitures by reducing the share-based compensation in the same period as the forfeitures occur. The Company classifies share-based compensation in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipients’ payroll costs are classified.

The Black-Scholes option-pricing model uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our common stock options, the risk-free interest rate for a period that approximates the expected term of our common stock options, and our expected dividend yield. See Note 2 “Summary of Significant Accounting Policies Basis of Presentation and Principles of Consolidation” of our consolidated financial statements for additional information on the assumptions utilized in the Black-Scholes option-pricing model.

Incentive Units

Certain common shares of Rallybio Corporation were issued during the Liquidation of Rallybio Holdings to previous unit holders of Rallybio Holdings in respect of profit interest incentive units. See Note 2 “Summary of Significant Accounting Policies Basis of Presentation and Principles of Consolidation” of our consolidated financial statements for additional information on the Reorganization. Prior to our IPO, we periodically granted incentive units to employees which vest over a four-year period. These incentive units were issued in the form of profits interests providing the employee with compensation equal to the increase in the value of the unit over a participation threshold per unit, as determined at the time of grant. The holder, therefore, had the right to participate in distributions of profits only in excess of such participation threshold. The participation threshold was based on the valuation of a single common unit on or around the grant date.

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

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 “Summary of Significant Accounting Policies Basis of Presentation and Principles of Consolidation” to our consolidated financial statements for the year ended December 31, 2022 appearing elsewhere in this Annual Report on Form 10-K.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Management's Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the results of its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Internal control over financial reporting includes policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with the authorization of its management and directors; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on its financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities Exchange Commission with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the Securities Exchange Commission with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the Securities Exchange Commission with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the Securities Exchange Commission with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the Securities Exchange Commission with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

4.2

Registration Rights Agreement, dated July 28, 2021, among the Registrant and certain of its stockholders (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40693), filed with the SEC on August 2, 2021).

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-40693), filed with the SEC on November 14, 2022)
4.4*	Description of Registrant’s Securities.
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

10.6+

License Agreement, by and between Rallybio IPE, LLC and Kymab Limited, dated as of May 5, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40693), filed with the SEC on August 8, 2022).

10.7+

Operating Agreement of RE Ventures I, LLC, by and between Rallybio IPB, LLC and Exscientia Limited, dated July 19, 2019 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-257655), filed with the SEC on July 2, 2021).

10.8#

Form of Indemnification Agreement, between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-257655), as amended, filed with the SEC on July 22, 2021).

10.9#

Rallybio Holdings, LLC 2018 Share Plan, as amended (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-257655), filed with the SEC on July 2, 2021).

10.10#

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

10.24#*	Employment Agreement between Rallybio Corporation and Jonathan I. Lieber, dated as of February 1, 2023
10.25#*	Confidential Release and Separation Agreement between Rallybio Corporation and Jeffrey M. Fryer, dated as of February 15, 2023
10.26#	Form of Equity Adjusted Notice (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-257655), as amended, filed with the SEC on July 22, 2021).
21.1*	Subsidiaries of Registrant.
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

RALLYBIO CORPORATION

Date: March 6, 2023	By:	/s/ Martin W. Mackay
Martin W. Mackay, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Martin W. Mackay	Chief Executive Officer and Director (Principal Executive	March 6, 2023
Martin W. Mackay, Ph.D.	Officer)

/s/ Jonathan I. Lieber	Chief Financial Officer and Treasurer (Principal	March 6, 2023
Jonathan I. Lieber	Accounting and Financial Officer)

/s/ Helen M. Boudreau	Director	March 6, 2023
Helen M. Boudreau

/s/ Wendy K. Chung	Director	March 6, 2023
Wendy K Chung, M.D., Ph.D.

/s/ Rob Hopfner	Director	March 6, 2023
Rob Hopfner, R.Ph., Ph.D., MBA

/s/ Ronald M. Hunt	Director	March 6, 2023
Ronald M. Hunt

/s/ Lucian Iancovici	Director	March 6, 2023
Lucian Iancovici, M.D.

/s/ Hui Liu	Director	March 6, 2023
Hui Liu, Ph.D.

/s/ Christine A. Nash	Director	March 6, 2023
Christine A. Nash, MBA

/s/ Kush M. Parmar	Director	March 6, 2023
Kush M. Parmar, M.D., Ph.D.

/s/ Paula Soteropoulos	Director	March 6, 2023
Paula Soteropoulos

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Rallybio Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rallybio Corporation and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Hartford, Connecticut

March 6, 2023

We have served as the Company's auditor since 2018.

RALLYBIO CORPORATION

Consolidated Balance Sheets

(in thousands, except share and per share amounts)	DECEMBER 31, 2022	DECEMBER 31, 2021
Assets
Current assets:
Cash and cash equivalents	$56,958	$175,334
Marketable securities	112,036	—
Prepaid expenses and other assets	10,502	5,535
Total current assets	179,496	180,869
Property and equipment, net	385	511
Operating lease right-of-use assets	524	—
Investment in joint venture	30	805
Total assets	$180,435	$182,185
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,114	$603
Accrued expenses	9,449	5,948
Operating lease liabilities	181	—
Total current liabilities	10,744	6,551
Accrued expenses, noncurrent	—	32
Operating lease liabilities, noncurrent	374	—
Total liabilities	11,118	6,583
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock, $0.0001 par value per share; 200,000,000 shares authorized as of December 31, 2022 and 2021, respectively; and 37,837,369 and 32,129,970 shares issued and outstanding as of December 31, 2022 and 2021, respectively	4	3
Preferred stock, $0.0001 par value per share; 50,000,000 shares authorized as of December 31, 2022 and 2021, respectively; no shares issued or outstanding as of December 31, 2022 and 2021, respectively	—	—
Additional paid-in capital	330,208	269,626
Accumulated other comprehensive loss	(214)	—
Accumulated deficit	(160,681)	(94,027)
Total stockholders' equity	169,317	175,602
Total liabilities and stockholders' equity	$180,435	$182,185

See accompanying notes of the consolidated financial statements

RALLYBIO CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

	FOR THE YEAR ENDED DECEMBER 31,
(in thousands, except share and per share amounts)	2022	2021
Operating expenses:
Research and development	$40,689	$26,909
General and administrative	27,195	18,739
Total operating expenses	67,884	45,648
Loss from operations	(67,884)	(45,648)
Other income (expenses):
Interest income	1,963	54
Interest expense	—	(10)
Other income	342	96
Total other income, net	2,305	140
Loss from continuing operations	(65,579)	(45,508)
Loss on investment in joint venture	1,075	1,505
Net loss	$(66,654)	$(47,013)

Net loss per common share, basic and diluted	$(2.09)	$(1.84)
Weighted-average common shares outstanding, basic and diluted	31,821,311	25,519,114

Other comprehensive loss:
Net unrealized loss on marketable securities	214	—
Other comprehensive loss	(214)	—
Comprehensive loss	$(66,868)	$(47,013)

See accompanying notes of the consolidated financial statements

RALLYBIO CORPORATION

Consolidated Statements of Changes in Stockholders' Equity

	COMMON		ADDITIONAL PAID-IN	ACCUMULATED	ACCUMULATED OTHER COMPREHENSIVE	STOCKHOLDERS'
(in thousands, except share amounts)	SHARES	AMOUNT	CAPITAL	DEFICIT	LOSS	EQUITY
December 31, 2020	23,410,348	$2	$183,015	$(47,014)	$—	$136,003
Issuance of common stock upon completion of the initial public offering, net of underwriting discounts and commissions and offering costs of $9,721	7,130,000	1	82,966	—	—	82,967
Issuance of restricted common stock	1,589,622	—	—	—	—	—
Share-based compensation expense	—	—	3,645	—	—	3,645
Net loss	—	—	—	(47,013)	—	(47,013)
Other comprehensive loss	—	—	—	—	—	—
Balance, December 31, 2021	32,129,970	$3	$269,626	$(94,027)	$—	$175,602
Issuance of common stock and pre-funded warrants upon completion of the follow-on offering, net of underwriting discounts and commissions and offering costs of $3,976	5,803,655	$1	$50,845	$—	$—	$50,846
Issuance of common stock from the stock purchase plan	38,845	—	217	—	—	217
Issuance of common stock from the stock award plan	2,000	—	—	—	—	—
Issuance of common stock from exercise of stock options	2,014	—	21	—	—	21
Forfeiture of restricted common stock	(139,115)	—	—	—	—	—
Share-based compensation expense	—	—	9,499	—	—	9,499
Net loss	—	—	—	(66,654)	—	(66,654)
Other comprehensive loss	—	—	—	—	(214)	(214)
Balance, December 31, 2022	37,837,369	$4	$330,208	$(160,681)	$(214)	$169,317

See accompanying notes of the consolidated financial statements

RALLYBIO CORPORATION

Consolidated Statements of Cash Flows

	FOR THE YEAR ENDED DECEMBER 31,
(in thousands)	2022	2021
Cash Flows used in Operating Activities:
Net loss	$(66,654)	$(47,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	167	109
Net accretion of discounts/premiums on debt securities	(435)	—
Stock-based compensation	9,499	3,645
Loss on investment in joint venture	1,075	1,505
Changes in operating assets and liabilities:
Prepaid expenses, right-of-use assets and other assets	(4,645)	(4,507)
Accounts payable	487	(976)
Accrued expenses and operating lease liabilities	3,222	1,704
Net cash used in operating activities	$(57,284)	$(45,533)
Cash Flows used in Investing Activities:
Purchases of marketable securities	(201,316)	—
Proceeds from maturities of marketable securities	89,500	—
Purchase of property and equipment	(54)	(333)
Investment in joint venture	(300)	(2,000)
Net cash used in investing activities	$(112,170)	$(2,333)
Cash Flows from Financing Activities:
Proceeds from the issuance of common stock and pre-funded warrants upon the completion of the follow-on offering, net of underwriting discounts and commissions of $3,289	51,533	—
Proceeds from the issuance of common stock upon completion of the initial public offering, net of underwriting discounts and commissions of $6,488	—	86,200
Proceeds from the issuance of common stock from the stock purchase plan	217	—
Proceeds from the issuance of common stock from exercise of stock options	21	—
Payments of offering costs	(693)	(3,233)
Net cash provided by financing activities	$51,078	$82,967
Net (decrease) increase in cash and cash equivalents	(118,376)	35,101
Cash and cash equivalents—beginning of year	175,334	140,233
Cash and cash equivalents—end of year	$56,958	$175,334

Supplemental Disclosures of Noncash Investing and Financing Activities:
Offering costs in accounts payable and accrued expenses	$139	$—
Property and equipment in accounts payable and accrued expenses	$—	$13

See accompanying notes of the consolidated financial statements

RALLYBIO CORPORATION

Notes to Consolidated Financial Statements

1. BUSINESS

Rallybio Corporation and subsidiaries (the "Company", "we", "our", or "us") is a clinical-stage biotechnology company committed to identifying and accelerating the development of life-transforming therapies for patients with severe and rare diseases. Since our launch in January 2018, we have built a portfolio of promising product candidates, which are now in development to address rare diseases in the areas of maternal fetal blood disorders, complement dysregulation, hematology, and metabolic disorders. We have assembled a team of experienced biopharma industry leaders with extensive research, development, and rare disease expertise to deliver on our mission of becoming a leader in the development of therapies for patients with rare diseases. We are drawing on our decades of knowledge and experience with a determination to tackle the undone, the too difficult, the inaccessible – and change the odds for rare disease patients.

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

In November 2022, the Company completed a follow-on offering of approximately $54.8 million consisting of 5,803,655 shares of common stock, inclusive of 803,654 shares of common stock sold pursuant to the partial exercise of the underwriters' option to purchase additional shares at the price of $6.00 per share and to certain investors in lieu of common stock, pre-funded warrants to purchase up to an aggregate of 3,333,388 shares of common stock at a price of $5.9999, which represents the per share public offering price for the shares less the $0.0001 per share exercise price for each pre-funded warrant. The net proceeds from the November 2022 follow-on offering were approximately $50.8 million, after deducting underwriting discounts and commissions and other offering costs.

Prior to the IPO and Reorganization, the Company was a 100% owned subsidiary of Rallybio Holdings, LLC ("Rallybio Holdings"), a Delaware limited liability company which was incorporated in Delaware on March 22, 2018 and Rallybio Holdings held 100% of the outstanding membership units in five wholly-owned subsidiaries; Rallybio, LLC, Rallybio IPA, LLC, Rallybio IPB, LLC, Rallybio IPD, LLC, and IPC Research, LLC. On June 30, 2021, Rallybio Holdings completed a series of transactions pursuant to which (i) Rallybio IPD, LLC, a direct subsidiary of Rallybio Holdings that was formed in Delaware in May 2020, was converted from a Delaware limited liability company to a Delaware corporation and changed its name to Rallybio Corporation, and (ii) four direct subsidiaries of Rallybio Corporation, each a Delaware limited liability company (collectively the "Merger Subs"), each consummated a separate merger with one of Rallybio Holdings direct subsidiaries, other than Rallybio IPD, LLC (collectively the "Asset Subsidiaries"), with the Asset Subsidiaries surviving the mergers and Rallybio Holdings receiving common stock of the Company in exchange for its interest in each Asset Subsidiary, which resulted in the Asset Subsidiaries becoming subsidiaries of the Company and the Company becoming the only direct subsidiary of Rallybio Holdings. On July 28, 2021, immediately prior to the completion of the IPO, Rallybio Holdings liquidated and distributed 100% of the capital stock of the Company, consisting solely of common stock, to the unitholders of Rallybio Holdings. The liquidation of Rallybio Holdings and distribution of the capital stock of Rallybio Corporation to the unitholders of Rallybio Holdings is referred to as the “Liquidation” and these other transactions are collectively referred to as the “Reorganization.” As a result of the Reorganization and subsequent Liquidation, the unitholders of Rallybio Holdings became the holders of common stock of Rallybio Corporation, and the Company's consolidated financial statements are subsequently reported from Rallybio Corporation. See Note 2, "Summary of Significant Accounting Policies Basis of Presentation and Principles of Consolidation" for the basis of presentation of these financial statements after the Reorganization and Liquidation discussed herein.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

IPO and Reorganization — As discussed in Note 1, "Business," in connection with the Reorganization, all of Rallybio Holdings' direct subsidiaries, other than Rallybio Corporation, became direct subsidiaries of the Company prior to the Liquidation of Rallybio Holdings. Prior to the completion of the Company's IPO, Rallybio Holdings liquidated and unitholders of Rallybio Holdings became the holders of common stock of Rallybio Corporation. Subsequent to the Reorganization and the Liquidation of Rallybio Holdings the consolidated financial statements are reported from Rallybio Corporation.

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

The Reorganization and subsequent Liquidation resulted in a change in reporting entity as described in ASC 250. In accordance with the guidance applicable to these circumstances, the equity structure has been adjusted in all comparative periods up to the Liquidation to reflect the number of shares of the Company’s common stock, issued to Rallybio Holdings unitholders in connection with the Liquidation. As such, historical Rallybio Holdings convertible redeemable preferred units, common units, and incentive units have been retroactively adjusted in these financial statements to shares and earnings per share in accordance with the ratio of common shares received by each membership unit class. Rallybio Holdings' convertible redeemable preferred units previously classified as mezzanine equity, including the Series B Preferred Unit Agreement executed during the year 2020 with a total aggregate purchase price of $145.2 million, have been retroactively adjusted in these financial statements, converted into common stock, and reclassified to permanent as a result of the retrospective application of the Liquidation and change in reporting entity.

Basis of Presentation—The accompanying consolidated financial statements have been prepared with accounting principles generally accepted in the United States of America (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates—The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. While management believes that estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates. The most significant estimates are those used in the determination of the fair value of its common units and incentive units awarded to employees prior to the Company's IPO, for purposes of recording stock-based incentive compensation, the fair value of stock options, as well as contracted research and development expenses incurred.

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

During the years ended December 31, 2022 and 2021, the Company incurred a net loss of $66.7 million and $47.0 million, respectively. In addition, as of December 31, 2022, the Company had an accumulated deficit of $160.7 million. The Company expects to continue to generate operating losses and negative cash flows in the foreseeable future.

The Company currently expects that cash, cash equivalents and marketable securities of $169.0 million at December 31, 2022 will be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date the consolidated financial statements are issued. However, we do not anticipate that the current cash, cash equivalents and marketable securities as of December 31, 2022 will be sufficient for us to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates, if approved. We may satisfy our future cash needs through the sale of equity securities, debt financings, working capital lines of credit, corporate collaborations or license agreements, grant funding, interest income earned on invested cash balances or a combination of one or more of these sources.

Collaboration Arrangements—The Company considers the nature and contractual terms of an arrangement to assess whether an arrangement involves a joint operating activity that expose two or more parties to significant risks and rewards dependent on the commercial success of the activity. If the Company is an active participant and is exposed to significant risks and rewards dependent on the commercial success of the activity, the Company accounts for such arrangement as a collaborative arrangement under ASC 808, Collaborative Arrangements ("ASC 808"). ASC 808 describes arrangements within its scope and considerations surrounding presentation and disclosure, with recognition matters subjected to other authoritative guidance, in certain cases by analogy.

For arrangements determined to be within the scope of ASC 808 for certain research and development activities where a collaborative partner is not a customer following the guidance of ASC 606, Revenue Recognition ("ASC 606"), the Company accounts for payments due to a collaboration partner as research and development expense and for payments owed to us from our collaboration partner for the reimbursement of research and development costs as a contra-expense in the period such expenses are incurred. The Company classifies payments owed or receivables recorded as other current liabilities and other current assets, respectively, in the Company’s consolidated balance sheets. See Note 3, “License and Collaboration Agreements” for additional details.

Asset Acquisitions— The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If this screen criteria is met, the transaction is accounted for as an asset acquisition. If not, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs, which would meet the definition of a business. The Company measures and recognizes asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets, which includes transaction costs. In an asset acquisition, the cost allocated to acquire in-process research and development ("IPR&D") with no alternative future use is charged to research and development expense at the acquisition date. See Note 3, “License and Collaboration Agreements” for additional details.

Variable Interest Entity—The Company evaluates its ownership, contractual, and other interests in entities to determine if it has any variable interest in a variable interest entity (“VIE”). These evaluations are complex, involve judgment, and the use of estimates and assumptions based on available historical information, among other factors. If the Company determines that an entity in which it holds a contractual, or ownership, interest is a VIE and that the Company is the primary beneficiary, the Company consolidates such entity in its consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to make decisions that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status are applied prospectively. The Company evaluated its investment in RE Ventures I, LLC, a limited liability company (“REV-I”), defined in Note 9, and concluded that it represented a VIE and was not deemed the primary beneficiary. If the Company is not deemed to be the primary beneficiary in a VIE, the Company accounts for the investment or other variable interests in a VIE in accordance with the applicable GAAP. See Note 9, “Investment in Joint Venture” for additional details.

Equity Method Investments—The Company accounts for investments for which it does not have a controlling interest in accordance with ASC 323, Investments – Equity Method and Joint Ventures ("ASC 323"). The Company recognizes its pro-rata share of income and losses in “loss on investment in joint venture” on the consolidated statements of operations and comprehensive loss, with a corresponding change to the investment in joint venture asset on the consolidated balance sheets.

Financial Instruments—The Company’s principal financial instruments are comprised of cash, cash equivalents, available for sale marketable securities, accounts payable and accrued liabilities. The carrying value of all financial instruments approximates fair value.

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company invests its excess cash in money market funds and marketable securities in government insured financial institutions that are subject to minimal credit and market risk. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at financial institutions that management believes to be of high credit quality, and the Company has not experienced any losses on these deposits.

Cash and Cash Equivalents—The Company classifies amounts on deposit in banks and cash invested temporarily in various instruments, primarily money market funds, with original maturities of three months or less at the time of purchase as cash and cash equivalents. The carrying amounts reported in the consolidated balance sheets represent the fair values of cash and cash equivalents.

Marketable Securities — We invest our excess cash balances in highly rated United States ("U.S.") government-backed debt securities and treasuries. We classify our marketable securities as available-for-sale and accordingly, record such securities at fair value. Debt securities with original maturities of greater than 90 days are classified as available-for-sale marketable securities and debt securities with original maturities of less than 90 days from the date of purchase are classified as cash equivalents.

Unrealized gains and losses on our marketable debt securities that are deemed temporary are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. If any adjustment to fair value reflects a significant decline in the value of the security, we evaluate the extent to which the decline is determined to be other-than-temporary and would mark the security to market through a charge to our consolidated statements of operations and comprehensive loss. Credit losses are identified when we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security. In the event of a credit loss, only the amount associated with the credit loss is recognized in operating results, with the amount of loss relating to other factors recorded in accumulated other comprehensive income (loss).

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

Asset Classification	Estimated Useful Life
Computer and other equipment	3 years
Capitalized software	3 years
Furniture and fixtures	6 years
Leasehold improvements	lesser of lease life or useful life

Maintenance and repairs which do not extend the lives of the assets are charged directly to expense as incurred. Upon retirement or disposal, cost and related accumulated depreciation are removed from the related accounts, and any resulting gain or loss is recognized as a component of income or loss in the consolidated statements of operations and comprehensive loss.

Impairment of Long-Lived Assets—When indications of potential impairments are present, the Company evaluates the carrying value of long-lived assets. The Company adjusts the carrying value of the long-lived assets if the sum of undiscounted expected future cash flows is less than the carrying value. No such impairments were recorded during the years ended December 31, 2022 or 2021.

Leases —At the inception of an arrangement, we determine if an arrangement is, or contains, a lease based on the facts and circumstances present in that arrangement. Lease classification, recognition, and measurement are then determined at the lease commencement date. For arrangements that contain a lease we (i) identify lease and non-lease components, (ii) determine the consideration in the contract, (iii) determine whether the lease is an operating or financing lease; and iv)

recognize lease ROU assets and liabilities. Lease liabilities and their corresponding ROU assets are recorded based on the present value of fixed, or in substance fixed, lease payments over the expected lease term. When the interest rate implicit in lease contracts is not readily determinable we use our incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.

We have elected to combine lease components with non-lease components on our office real estate asset class. Fixed, or in substance fixed, lease payments on operating leases are recognized over the expected term of the lease on a straight-line basis. Variable lease expenses that are not considered fixed, or in substance fixed, are recognized as incurred. Fixed and variable lease expense on operating leases is recognized within operating expenses within our consolidated statements of operations and comprehensive loss. Some leases include options to extend or terminate the lease and the Company includes these options in the recognition of the Company’s ROU assets and lease liabilities when it is reasonably certain that the Company will exercise such options. We have elected the short-term lease exemption and, therefore, do not recognize a ROU asset or corresponding liability for lease arrangements with an original term of 12 months or less.

Income Taxes—The Company uses the asset and liability method of accounting for income taxes, as set forth in ASC 740, Accounting for Income Taxes ("ASC 740"). Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence of temporary differences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carry forwards, all calculated using presently enacted tax rates. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company evaluates whether deferred tax assets are more likely than not of being realized in determining whether a valuation allowance is necessary. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. As of December 31, 2022 and 2021, the Company determined that it is more likely than not that deferred taxes will not be realized and as a result recorded a valuation allowance against its deferred tax assets. Following the Reorganization, the Company files a consolidated U.S. federal income tax return and has elected to include all subsidiaries owned more than 80%. Prior to the Reorganization, the LLCs owned 100% by the Company have each elected to be treated as and taxed as a corporation and each filed a separate U.S. federal income tax return.

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

Deferred Offering Costs— The Company capitalizes incremental legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such equity financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders' equity as a reduction of additional paid-in-capital generated as a result of the offering. Should the planned equity financing no longer be considered probable of being consummated, the offering costs are expensed immediately as a charge to operating expense. Deferred offering costs are included in prepaid expenses and other assets on the consolidated balance sheets. Deferred offering costs as of December 31, 2022 were $0.1 million. There were no deferred offering costs as of December 31, 2021.

Stock Warrants — The Company accounts for stock warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance included in ASC 480, Distinguishing Liabilities from Equity ("ASC 480") and ASC 815, Derivatives and Hedging ("ASC 815"). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. Warrants that meet all of the criteria for equity classification are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and remeasured each balance sheet date thereafter.

Share-Based Compensation—The Company accounts for share-based compensation in accordance with ASC 718, Compensation—Stock Compensation ("ASC 718"). Generally, share-based compensation is measured at the grant date for all equity-based awards made to employees based on the fair value of the awards and is recognized over the requisite service period, which is generally the vesting period. Share-based compensation for awards with performance conditions are recognized over the service period when achievement of the performance condition is probable. The Company has elected to recognize the actual forfeitures by reducing the share-based compensation in the same period as the forfeitures occur. The Company classifies share-based compensation in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipients’ payroll costs are classified.

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

Level 3—Unobservable inputs for the asset or liability (i.e., supported by little or no market activity). Level 3 inputs include management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

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

Segment Information—Operating segments are defined as components of an enterprise for which discrete financial information is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. The Company manages its operations as a single segment for the purposes of allocating resources, assessing performance, and making operating decisions. All tangible assets of the Company are held in the U.S.

Basic and Diluted Net Loss Per Share—The Company calculates basic net loss per share by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of potential dilutive securities. Basic shares outstanding includes the weighted-average effect of the Company's pre-funded warrants to purchase shares of our common stock requiring little consideration upon exercise. Unvested restricted common shares as of December 31, 2022 and 2021 are not considered participating securities and as such are excluded from the weighted-average number of shares used for calculating basic and diluted net loss per share. Diluted net loss per share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding during the period plus the dilutive effects of potentially dilutive securities outstanding during the period. Potentially dilutive securities include restricted common shares and stock options. The Company has generated a net loss for all periods presented, therefore diluted net loss per share is the same as basic net loss per share since the inclusion of potentially dilutive securities would be anti-dilutive.

Recently Adopted Accounting Pronouncements—In February 2016, FASB issued ASU 2016-02, Leases (ASU 2016-02"), that requires lessees to recognize leases on-balance sheet and to make certain disclosures associated with their leasing arrangements. The new standard establishes a right-of-use ("ROU") model that requires a lessee to recognize an ROU asset and lease liability on the consolidated balance sheets for all leases with a term longer than twelve months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the consolidated statements of operations and comprehensive loss. The Company adopted ASU 2016-02 Leases on January 1, 2022 using the modified retrospective approach and elected to apply the transition method that allows companies to continue applying guidance under the lease standard in effect at that time in the comparative periods consolidated financial statements and recognize a cumulative-effect adjustment to the consolidated balance sheets on the date of adoption. The Company elected the package of practical expedients to not reassess its prior conclusions about lease identification, lease classification and initial direct costs. At adoption we recognized approximately $0.7 million of ROU assets and corresponding lease liabilities. See Note 5, “Leases” for additional details.

In June 2016, the FASB issued ASC 2016-13, Financial Instruments - Credit Losses ("ASC 2016-13"), a new standard intended to improve reporting requirements specific to loans, receivables and other financial instruments. The new standard requires that credit losses on financial assets measured at amortized cost be determined using an expected loss model, instead of the current incurred loss model, and requires that credit losses related to available-for-sale debt securities be recorded through an allowance for credit losses and limited to the amount by which carrying value exceeds fair value. We adopted the new standard on January 1, 2022 and have completed our assessment of the standard based on the composition of our portfolio of financial instruments. Our significant financial assets that are within the scope of the new standard consist of available for sale debt securities. There was no impact to our consolidated statements of operations and comprehensive loss or consolidated balance sheets upon adoption. See Note 4 for discussion of unrealized losses on our available for sale marketable securities.

Recently Issued Accounting Pronouncements—The Company qualifies as an emerging growth company ("EGC") as defined in the Jumpstart Our Business Startups Act of 2012 and has elected not to “opt out” of the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and non-public companies, the Company can adopt the new or revised standard at the time non-public companies adopt the new or revised standard and can do so until such time that the Company either irrevocably elects to “opt out” of such extended transition period or no longer qualifies as an emerging growth company. The Company may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for non-public companies. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial statements and disclosures during the year ended December 31, 2022.

3. LICENSE AND COLLABORATION AGREEMENTS

Asset Acquisition

In May 2022, we obtained worldwide exclusive rights to RLYB331, with Kymab Limited ("Sanofi") a preclinical antibody. We believe RLYB331 has the potential to address a significant unmet need for patients with severe anemias with ineffective erythropoiesis and iron overload, including beta thalassemia and a subset of lower risk myelodysplastic syndromes. Under the terms of the license agreement, we made an upfront payment to Sanofi of $3.0 million in the second quarter of 2022 for the exclusive license to KY1066. We could also be required to pay up to an aggregate of $43.0 million in development and regulatory milestones and up to an aggregate of $150.0 million in commercial milestones for a product in its first indication, plus tiered low-to-mid double digit percentages of such milestone amounts for up to three additional indications, and mid to high single digit royalties on net sales.

The license was accounted for as an asset acquisition as substantially all of the fair value of the asset acquired was concentrated in a single asset and thus the acquisition was deemed not to be a business combination. The acquired license rights represent an IPR&D asset that was determined to have no alternative future use. Accordingly, the Company recorded an IPR&D charge of $3.1 million to research and development expense, including transaction costs associated with this asset acquisition of $0.1 million, in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2022.

AbCellera Collaboration

In December 2022, the Company entered into a multi-year, multi-target collaboration with AbCellera to discover, develop, and commercialize novel antibody-based therapeutics for rare diseases. Under the terms of the agreement, AbCellera and Rallybio will co-develop and share the development costs of up to five rare disease therapeutic targets, which will be chosen together by both companies. At the point one party in the collaboration opts-out of future co-development cost sharing, that party will be entitled to a share of future profit sharing from commercialization of the collaboration target, dependent on the proportion of their co-development contributions compared to the total development costs of a target as defined within the agreement. The agreement also has defined profit sharing floors that correspond to the stage of development at the time a collaboration party opts-out of co-developing a target.

The Company concluded that the agreement with AbCellera will be accounted under the scope of ASC 808 as both parties will actively participate in joint operating activities and are exposed to significant risks and rewards that depend on the commercial success of those activities. Under ASC 808, certain transactions between collaborative arrangement participants should follow the accounting for revenue under ASC 606 when the collaborative arrangement participant is a customer.

The Company determined that co-development arrangement as defined in our agreement with AbCellera does not meet the definition of a customer as defined by ASC 606. As a result, these activities will be accounted for as research and development costs. Payments due because of the co-development will be recorded as research and development expense in the period such expenses are incurred and for payments owed to us from our collaboration partner for the reimbursement of research and development costs will be recorded as a contra-research and development expense in the period such expenses are incurred. Costs related to the AbCellera collaboration were not material for the year ended December 31, 2022.

4. MARKETABLE SECURITIES

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of our marketable securities by type of security as of December 31, 2022 was as follows:

		DECEMBER 31, 2022
(in thousands)	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	Level 1	$12,647	$—	$—	$12,647
U.S. treasury securities	Level 1	39,372	—	(169)	39,203
U.S. government agency securities	Level 2	76,860	37	(82)	76,815
		$128,879	$37	$(251)	$128,665

The fair values of marketable securities by classification in the consolidated balance sheets was as follows:

(in thousands)	DECEMBER 31, 2022
Cash and cash equivalents	$16,629
Marketable securities	112,036
$128,665

The fair values of available-for-sale debt securities as of December 31, 2022, by contractual maturity, are summarized as follows:

(in thousands)	DECEMBER 31, 2022
Due in one year or less	$127,667
Due after one year through two years	998
$128,665

The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of December 31, 2022 was $70.0 million. We did not have any investments in a continuous unrealized loss position for more than twelve months as of December 31, 2022. As of December 31, 2022, we believe that the cost basis of our available-for-sale debt securities is recoverable. No allowance for credit losses was recorded as of December 31, 2022.

For the year ended December 31, 2021, the Company held money market funds that were classified as cash and cash equivalents on the Company's consolidated balance sheets of $4.0 million. These money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

5. LEASES

We have operating leases for approximately nine thousand square feet of corporate office space. The weighted-average remaining lease term is 2.6 years. The weighted-average discount rate utilized on our operating lease liabilities as of December 31, 2022 was 4.00%.

Operating leases are included in operating lease ROU assets, operating lease liabilities, and operating lease liabilities, noncurrent in our consolidated balance sheets as of December 31, 2022.

The following table summarizes the presentation of the Company's operating lease as presented on the consolidated balance sheets:

(in thousands)	DECEMBER 31, 2022
Assets:
Operating lease right-of-use assets	$524
Liabilities:
Operating lease liabilities	$181
Operating lease liabilities, noncurrent	374
Total operating lease liabilities	$555

Future minimum lease payments from December 31, 2022 until the expiration of the operating lease are as follows:

(in thousands)
2023	$200
2024	230
2025	156
Thereafter	—
Total lease payments	586
Less: imputed discount rate	(31)
Carrying value of operating lease liabilities	$555

The Company incurred $0.2 million and $0.1 million in operating lease rent expense for the years ended December 31, 2022 and 2021, respectively. Lease payments made were $0.2 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively, with such amounts reflected in the consolidated statements of cash flows in operating activities.

As the result of adopting ASU 2016-02 using the modified retrospective transition method, we did not restate periods prior to the adoption date of January 1, 2022. These periods continue to be presented in accordance with ASC 840. As of December 31, 2021, the future undiscounted minimum lease payments on our operating leases were as follows:

YEAR ENDING DECEMBER 31,
(in thousands)
2022	$170
2023	195
2024	230
2025	176
Thereafter	—
$771

6. BALANCE SHEET COMPONENTS

Property and Equipment—

Property and equipment consisted of the following as of December 31, 2022 and 2021:

(in thousands)	DECEMBER 31, 2022	DECEMBER 31, 2021
Computer and other equipment	$180	$154
Capitalized software	89	89
Furniture and fixtures	151	151
Leasehold improvements	338	315
Construction in progress	—	8
Less accumulated depreciation	(373)	(206)
Property and equipment—net	$385	$511

Depreciation expense totaled $0.2 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively.

Prepaid Expenses and Other Assets—

Prepaid expenses and other assets consisted of the following as of December 31, 2022 and 2021:

(in thousands)	DECEMBER 31, 2022	DECEMBER 31, 2021
Research and development	$7,904	$3,303
Insurance	933	1,467
Other prepaids	615	370
Other assets	1,050	395
	$10,502	$5,535

Accrued Expenses—

Accrued expenses consisted of the following as of December 31, 2022 and 2021:

(in thousands)	DECEMBER 31, 2022	DECEMBER 31, 2021
Research and development	$3,582	$1,937
Compensation and related expenses	4,703	2,955
Professional fees	510	539
Other	654	517
	$9,449	$5,948

7. STOCKHOLDERS' EQUITY

Common Stock
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

In November 2022, the Company completed a follow-on offering of approximately $54.8 million consisting of 5,803,655 shares of common stock, inclusive of 803,654 shares of common stock sold pursuant to the partial exercise of the underwriters' option to purchase additional shares at the price of $6.00 per share and to certain investors in lieu of common stock, pre-funded warrants to purchase up to an aggregate of 3,333,388 shares of common stock at a price of $5.9999, which represents the per share public offering price for the shares less the $0.0001 per share exercise price for each pre-funded warrant. The net proceeds from the November 2022 follow-on offering were approximately $50.8 million, after deducting underwriting discounts and commissions and other offering costs.

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

The Company had 200,000,000 shares of common stock authorized as of December 31, 2022 and 2021, respectively, of which 37,837,369 and 32,129,970 shares were issued and outstanding as of December 31, 2022 and 2021, respectively.

Preferred Stock
The Company had 50,000,000 shares of preferred stock authorized as of December 31, 2022 and 2021, respectively, of which no shares were outstanding as of December 31, 2022 and 2021, respectively.

Pre-Funded Warrants
In connection with the follow-on offering entered into in November 2022, the Company entered into an agreement with certain investors for pre-funded warrants in lieu of common stock to purchase up to an aggregate of 3,333,388 shares of common stock at a price of $5.9999, which represents the per share public offering price at the November 2022 follow-on offering for common stock less a $0.0001 per share exercise price for each pre-funded warrant.

The Company may not effect the exercise of any pre-funded warrant, and a holder will not be entitled to exercise any portion of any pre-funded warrant if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election upon 61 days’ notice to the Company subject to the terms of such pre-funded warrants, provided that such percentage may in no event exceed 19.99%.

The Company has assessed the pre-funded warrant for appropriate equity or liability classification. During this assessment, the Company determined the pre-funded warrant is a freestanding instrument that does not meet the definition of a liability pursuant to ASC 480 and does not meet the definition of a derivative pursuant to ASC 815. The pre-funded warrant is indexed to the Company’s common stock and meets all other conditions for equity classification under ASC 480 and ASC 815. Accordingly, the pre-funded warrant classified as equity and accounted for as a component of additional paid-in capital at the time of issuance. All of the pre-funded warrants related to our November 2022 follow-on offering remain outstanding and unexercised as of December 31, 2022.

Share-based Compensation

Share-based compensation which comprised of stock options, restricted stock awards, restricted stock units and the employee stock purchase plan is classified in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021 and was as follows:

	FOR THE YEAR ENDED DECEMBER 31,
(in thousands)	2022	2021
Research and development	$3,542	$1,168
General and administrative	5,957	2,477
	$9,499	$3,645

2021 Equity Incentive Plan

In 2021, the board of directors adopted the Rallybio Corporation 2021 Equity Incentive Plan (the "2021 Plan"). The 2021 Plan reserves 5,440,344 for shares of the Company's common stock that have been issued in respect of outstanding equity awards granted prior to the registrant’s IPO and for future issuances of shares to employees, directors and consultants in the form of stock options, SARs, restricted and unrestricted stock and stock units, performance awards and other awards that are convertible into or otherwise based on the Company's common stock. Dividend equivalents may also be provided in connection with awards under the 2021 Plan. The share pool will automatically increase on January 1st of each year from 2022 to 2031 by the lesser of (i) five percent of the number of shares of the Company's common stock outstanding as of such date and (ii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date. On January 1, 2022, the 2021 Plan share pool was automatically increased by 1,606,549 shares. As of December 31, 2022, the total number of shares of the Company's common stock that were issuable under the 2021 Plan was 4,796,071 shares, of which 2,058,157 shares remained available for future issuance.

The following table summarizes stock option activity for the year ended December 31, 2022:

Stock Options	Number of Option Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	1,357,784	$12.72	9.7	$—
Granted	1,458,800	$13.45
Forfeited	(183,151)	$14.31
Expired	(22,105)	$13.38
Exercised	(2,014)	$10.38
Outstanding at December 31, 2022	2,609,314	$13.01	8.8	$—
Options exercisable at December 31, 2022	685,155	$13.31	8.4	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company's common stock. Options outstanding and exercisable with an exercise price above the closing price as of December 31, 2022 are considered to have no intrinsic value. Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the year ended December 31, 2022 and 2021 was $9.99 per share and $9.25 per share, respectively. Options vested during the years ended December 31, 2022 and 2021 with an exercise price above the closing price are considered to have no intrinsic value. As of December 31, 2022, there was unrecognized share-based compensation expense related to unvested stock options of $17.1 million, which the Company expects to recognize over a weighted-average period of approximately 2.8 years.

The fair value of the stock options granted during the years ended December 31, 2022 and 2021 was determined using the Black-Scholes option pricing model with the following assumptions:

FOR THE YEAR ENDED DECEMBER 31,
	2022	2021
Expected volatility	89.31% - 91.62%	86.90% - 87.90%
Expected term (years)	5.50 - 6.08	5.50 - 6.08
Risk free interest rate	1.42% - 2.94%	0.79% - 1.33%
Expected dividend yield	—	—
Exercise price	$7.54 - $15.04	$10.76 - $13.00

A summary of the status of the Company's nonvested restricted common stock awards at December 31, 2022 and changes during the year ended December 31, 2022 was as follows:

Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested restricted stock awards at December 31, 2021	2,272,707	$3.22
Granted	—	$—
Vested	(1,127,224)	$3.04
Forfeited	(139,115)	$2.87
Outstanding nonvested restricted stock awards at December 31, 2022	1,006,368	$3.48

As of December 31, 2022, there was unrecognized share-based compensation expense related to unvested restricted stock awards of $3.4 million, which the Company expects to recognize over a weighted-average period of approximately 2.1 years.

A summary of the status of the Company's nonvested restricted common stock units at December 31, 2022 and changes during the year ended December 31, 2022 was as follows:

Restricted Stock Units	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested restricted stock units at December 31, 2021	2,000	$10.76
Granted	151,300	$11.68
Forfeited	(22,700)	$14.80
Vested	(2,000)	$10.76
Outstanding nonvested restricted stock units at December 31, 2022	128,600	$11.12

As of December 31, 2022, there was unrecognized share-based compensation expense related to unvested restricted stock units of $1.1 million, which the Company expects to recognize over a weighted-average period of approximately 2.2 years.

2021 Employee Stock Purchase Plan

In connection with the Company's IPO, the board of directors adopted the Rallybio Corporation 2021 Employee Stock Purchase Plan (the "2021 ESPP"), which reserves 291,324 shares of the Company's common stock for future issuances under this plan. The share pool will automatically increase on January 1st of each year from 2022 to 2031 by the lesser of (i) one percent of the number of shares of the Company's common stock outstanding as of such date (ii) 582,648 shares of the Company's common stock, and (iii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date. On January 1, 2022, the 2021 ESPP share pool was automatically increased by 321,309 shares. As of December 31, 2022, the total number of shares of the Company's common stock that were available for future issuance under the 2021 ESPP was 573,788 shares. During the year ended December 31, 2022, the Company issued 38,845 shares of the Company's common stock under the 2021 ESPP. No shares were issued under the ESPP as of December 31, 2021.

For the year ended December 31, 2022, the total share-based compensation for the 2021 ESPP was $0.1 million, respectively.

8. INCOME TAXES

During each of the years ended December 31, 2022 and 2021 , the Company did not record any income tax benefits.

The Company’s effective income tax rates are different from the federal statutory tax rates in 2022 and 2021 predominantly due to the valuation allowance, tax credits, and state taxes described below:

	2022	2021
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal income tax benefit	4.4%	6.7%
Tax credits	6.0%	6.8%
Other	(2.8)%	(1.0)%
Valuation allowance	(28.6)%	(33.5)%
Effective tax rate	0.0%	0.0%

Deferred income taxes represent the tax effect of transactions that are reported in different periods for financial and tax reporting purposes. The combined temporary differences and carryforwards of each tax paying component of the Company that give rise to a significant portion of the deferred income tax benefits and liabilities are as follows at

December 31, 2022 and 2021:

	2022	2021
Net operating loss carryforwards	$26,576	$22,789
Amortization	2,306	1,685
Section 174 capitalization	9,895	—
Research and development credits	10,242	6,213
Other	1,196	474
Total deferred tax assets	50,215	31,161
Less valuation allowance	(50,215)	(31,161)
Net deferred tax assets	$—	$—

At December 31, 2022, the Company has approximately $98.9 million of federal net operating loss carryforwards, which do not expire, and approximately $98.0 million of state net operating loss carryforwards, which begin expiring in 2038.

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

Effective January 1, 2022, a provision of the Tax Cuts and Jobs Act ("TCJA") changed the treatment of research and experimental ("R&E") expenditures under Section 174 of the Internal Revenue Code ("Code"). Previous to the TCJA being effective, businesses have had the option of deducting Section 174 expenses in the year incurred or capitalizing and amortizing the costs over five years. The new TCJA provision, however, eliminates this option and will require Section 174 expenses associated with research conducted in the U.S to be capitalized and amortized over a five-year period. For expenses associated with research outside of the United States, Section 174 expenses will be capitalized and amortized over a 15-year period.

Utilization of the U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to an annual limitation under Section 382 and Section 383 of the Code, and corresponding provisions of state law, due to ownership changes that may have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income and tax liabilities. In general, an ownership change, as defined by Section 382 of the Code, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 5% over a three-year period. The Company recently completed a Section 382 study and concluded that we underwent an ownership change as defined by the Code during the year ended December 31, 2020. We do not currently believe that the annual limitation will result in the expiration of any net operating losses or research and development tax credit carryforwards before utilization. Future ownership changes may limit our ability to utilize remaining tax attributes. Any carryforwards that will expire prior to utilization as a result of such additional limitations will be removed from deferred tax assets, with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

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

It is the Company’s policy to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2022 and 2021, the Company has accrued no interest and penalties related to uncertain tax positions. The Company does not have any outstanding U.S. federal income tax or material state and local tax matters for periods through December 31, 2022. There are no federal or state and local income tax returns currently under examination. The Company’s tax returns from inception to date are subject to examination by the taxing authorities.

9. INVESTMENT IN JOINT VENTURE

The Company, through one of its wholly-owned subsidiaries, has a 50% interest of the joint venture entity, REV-I. For the years ended December 31, 2022 and 2021 the Company funded $0.3 million and $2.0 million, respectively, associated with the Company's commitment and its share of REV-I development. The Company did not provide any additional financial support outside of capital contributions to REV-I during the years ended December 31, 2022 and 2021. While the

Company held a 50% interest in the joint venture as of December 31, 2022, based on management’s analysis, the Company is not the primary beneficiary of REV-1 and accordingly, the entity is not consolidated in the Company's consolidated financial statements.

For the years ended December 31, 2022 and 2021, the Company recorded its allocable share of REV-I’s losses, which totaled $1.1 million and $1.5 million, respectively, as a loss on investment in joint venture within the consolidated statements of operations and comprehensive loss. After recognition of its share of losses for the period, the carrying value and maximum exposure to risk of the REV-I investment as of December 31, 2022 and December 31, 2021 was $30 thousand and $0.8 million, respectively, which was recorded in investment in joint venture in the accompanying consolidated balance sheets.

10. COMMITMENTS AND CONTINGENCIES

Purchase Commitments—The Company enters contracts in the normal course of business with contract research organizations and other third-party vendors for clinical trials and testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and are cancellable by us upon written notice. Payments that may be due upon cancellation consist of payments for services provided or expenses incurred prior to cancellation. As of December 31, 2022 and 2021 there were no amounts accrued related to termination charges.

11. NET LOSS PER COMMON SHARE

Basic and diluted loss per common share were calculated as follows:

	FOR THE YEAR ENDED DECEMBER 31,
(in thousands except share and per share amounts)	2022	2021
Net loss	$(66,654)	$(47,013)
Weighted-average number of common shares outstanding, basic and diluted	31,821,311	25,519,114
Net loss per common share, basic and diluted	$(2.09)	$(1.84)

Basic net loss per share of common stock is based on the weighted-average number of shares of common stock outstanding during the period. Pre-funded warrants to purchase 3,333,388 shares of common stock that were issued in connection with the November 2022 follow-on offering were included in the weighted-average number of common shares outstanding for the year ended December 31, 2022. The weighted-average number of common shares outstanding diluted for the year ended December 31, 2022 excludes approximately 3.7 million stock options and unvested restricted common shares, which were not dilutive and not included in the computation of net loss per common share. The weighted-average number of common shares outstanding diluted for the year ended December 31, 2021 excludes approximately 3.6 million stock options and unvested restricted common shares, which were not dilutive and not included in the computation of net loss per common share.