Form 10-Q
period 2023-03-31
Rallybio Corp
filed 2023-05-09
CIK 1739410

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 4, 2023, the registrant had 37,747,433 shares of common stock, $0.0001 par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:

•
the initiation, timing, progress, results, and cost of our research and development programs, and our current and future preclinical and clinical studies, including statements regarding the timing of initiation and completion of our clinical trials for RLYB212, RLYB116 and RLYB331, and the natural history study for our fetal and neonatal alloimmune thrombocytopenia prevention program, and related preparatory work, and the period during which the results of the trials will become available;
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
•
our ability to compete with companies currently marketing or engaged in the development of treatments for diseases that our product candidates are designed to target, including paroxysmal nocturnal hemoglobinuria and generalized myasthenia gravis;
•
our reliance on third parties to conduct our clinical trials;
•
our reliance on third parties to manufacture drug substance for use in our clinical trials;
•
the size and growth potential of the markets for RLYB212, RLYB116, RLYB114, RLYB331 and any of our current product candidates or other product candidates we may identify and pursue, and our ability to serve those markets;
•
our ability to enter into collaborations, partnerships and other transactions with third parties;
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
•
the potential benefits of strategic collaboration agreements and arrangements, including our agreements with Exscientia Limited and AbCellera Biologics Inc. and our research and collaboration with EyePoint Pharmaceuticals, Inc., our ability to enter into strategic collaborations or arrangements, including potential business development opportunities and potential licensing partnerships, and our ability to attract collaborators with development, regulatory and commercialization expertise;
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

Trademarks

We use Rallybio as a trademark in the United States ("U.S.") and/or in other countries. This Quarterly Report on Form 10-Q contains references to our trademark and to those belonging to other entities, including Affibody® . Solely for convenience, trademarks and trade names referred to in this Quarterly Report on Form 10-Q, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

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
•
The FDA, EMA or other comparable foreign regulatory authorities, including the MHRA, could require the clearance or approval of an in vitro diagnostic or companion diagnostic device as a condition of approval for any product candidate that requires or would commercially benefit from such tests, including RLYB212. Failure to successfully validate, develop and obtain regulatory clearance or approval for companion diagnostics on a timely basis or at all could harm our drug development strategy and we may not realize the commercial potential of any such product candidate;
•
We face significant competition from biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively;
•
We intend to continue to pursue business development transactions focused on the in-license of additional product candidates or the out-license of rights to product candidates in our pipeline and collaborate with third parties for the development and commercialization of our product candidates. We may not succeed in identifying and acquiring businesses or assets, in-licensing intellectual property rights or establishing and maintaining collaborations, which may significantly limit our ability to successfully develop and commercialize our other product candidates, if at all, and these transactions could disrupt our business, cause dilution to our stockholders or reduce our financial resources; and
•
If we are unable to obtain, maintain and enforce patent protection for our technology and product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully develop and commercialize our technology and product candidates may be adversely affected.

The foregoing is only a summary of some of our risks. For a more detailed discussion of these and other risks you should consider before making an investment in our common stock, see “Risk Factors.”

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

RALLYBIO CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)	MARCH 31, 2023	DECEMBER 31, 2022
Assets
Current assets:
Cash and cash equivalents	$39,519	$56,958
Marketable securities	110,870	112,036
Prepaid expenses and other assets	10,887	10,502
Total current assets	161,276	179,496
Property and equipment, net	346	385
Operating lease right-of-use assets	479	524
Investment in joint venture	217	30
Total assets	$162,318	$180,435
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$782	$1,114
Accrued expenses	5,821	9,449
Operating lease liabilities	197	181
Total current liabilities	6,800	10,744
Operating lease liabilities, noncurrent	321	374
Total liabilities	7,121	11,118
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock, $0.0001 par value per share; 200,000,000 shares authorized as of March 31, 2023 and December 31, 2022, respectively; and 37,746,214 and 37,837,369 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	4	4
Preferred stock, $0.0001 par value per share; 50,000,000 shares authorized as of March 31, 2023 and December 31, 2022, respectively; no shares issued or outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	333,253	330,208
Accumulated other comprehensive loss	(61)	(214)
Accumulated deficit	(177,999)	(160,681)
Total stockholders' equity	155,197	169,317
Total liabilities and stockholders' equity	$162,318	$180,435

See accompanying notes of the condensed consolidated financial statements

RALLYBIO CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
(in thousands, except share and per share amounts)	2023	2022
Operating expenses:
Research and development	$11,202	$7,648
General and administrative	7,172	6,670
Total operating expenses	18,374	14,318
Loss from operations	(18,374)	(14,318)
Other income (expenses):
Interest income	1,546	97
Other income	73	113
Total other income, net	1,619	210
Loss from continuing operations	(16,755)	(14,108)
Loss on investment in joint venture	563	390
Net loss	$(17,318)	$(14,498)

Net loss per common share, basic and diluted	$(0.43)	$(0.48)
Weighted-average common shares outstanding, basic and diluted	40,248,893	30,318,405

Other comprehensive income (loss):
Net unrealized income (loss) on marketable securities	153	(122)
Other comprehensive income (loss)	153	(122)
Comprehensive loss	$(17,165)	$(14,620)

See accompanying notes of the condensed consolidated financial statements

RALLYBIO CORPORATION

Condensed Consolidated Statements of Changes in Stockholders' Equity

(Unaudited)

	COMMON		ADDITIONAL PAID-IN	ACCUMULATED	ACCUMULATED OTHER COMPREHENSIVE	STOCKHOLDERS'
(in thousands, except share amounts)	SHARES	AMOUNT	CAPITAL	DEFICIT	LOSS	EQUITY
December 31, 2021	32,129,970	$3	$269,626	$(94,027)	$—	$175,602
Share-based compensation expense	—	—	2,054	—	—	2,054
Issuance of common stock under the stock award plan	1,000	—	—	—	—	—
Net loss	—	—	—	(14,498)	—	(14,498)
Other comprehensive loss	—	—	—	—	(122)	(122)
Balance, March 31, 2022	32,130,970	$3	$271,680	$(108,525)	$(122)	$163,036

December 31, 2022	37,837,369	$4	$330,208	$(160,681)	$(214)	$169,317
Share-based compensation expense	—	—	3,045	—	—	3,045
Forfeiture of restricted common stock	(91,155)	—	—	—	—	—
Net loss	—	—	—	(17,318)	—	(17,318)
Other comprehensive income	—	—	—	—	153	153
Balance, March 31, 2023	37,746,214	$4	$333,253	$(177,999)	$(61)	$155,197

See accompanying notes of the condensed consolidated financial statements

RALLYBIO CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
(in thousands)	2023	2022
Cash Flows used in Operating Activities:
Net loss	$(17,318)	$(14,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39	42
Net accretion of discounts/premiums on debt securities	(895)	36
Stock-based compensation	3,045	2,054
Loss on investment in joint venture	563	390
Changes in operating assets and liabilities:
Prepaid expenses, right-of-use assets and other assets	(340)	(794)
Accounts payable	(295)	447
Accrued expenses and operating lease liabilities	(3,564)	(1,408)
Net cash used in operating activities	$(18,765)	$(13,731)
Cash Flows Provided By (Used In) Investing Activities:
Purchases of marketable securities	(29,285)	(80,142)
Proceeds from maturities of marketable securities	31,500	—
Purchase of property and equipment	—	(36)
Investment in joint venture	(750)	—
Net cash provided by (used in) investing activities	$1,465	$(80,178)
Cash Flows Used In Financing Activities:
Payments of offering costs	(139)	—
Net cash used in financing activities	$(139)	$—
Net decrease in cash and cash equivalents	(17,439)	(93,909)
Cash and cash equivalents—beginning of period	56,958	175,334
Cash and cash equivalents—end of period	$39,519	$81,425

Supplemental Disclosures of Noncash Investing and Financing Activities:
Property and equipment in accounts payable and accrued expenses	$—	$8

See accompanying notes of the condensed consolidated financial statements

RALLYBIO CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1. BUSINESS AND LIQUIDITY

Rallybio Corporation and subsidiaries ("Rallybio", the "Company", "we", "our", or "us") is a clinical-stage biotechnology company with a mission to develop and commercialize life-transforming therapies for patients with severe and rare diseases. Rallybio has built a broad pipeline of promising product candidates aimed at addressing diseases with unmet medical need in areas of maternal fetal health, complement dysregulation, hematology, and metabolic disorders. The Company has two clinical stage programs: RLYB212, an anti-HPA-1a antibody for the prevention of fetal and neonatal alloimmune thrombocytopenia ("FNAIT") and RLYB116, a complement factor 5 ("C5") complement inhibitor with the potential to treat several diseases of complement dysregulation, as well as additional programs in preclinical development.

The Company had cash, cash equivalents and marketable securities of $150.4 million as of March 31, 2023. The Company currently expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date the condensed consolidated financial statements are issued. However, we do not anticipate that the current cash, cash equivalents and marketable securities as of March 31, 2023 will be sufficient for us to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates, if approved. We may satisfy our future cash needs through the sale of equity securities, debt financings, corporate collaborations or license agreements, working capital lines of credit, grant funding, interest income earned on invested cash balances or a combination of one or more of these sources.

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

These accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 (our "Annual Report"). Our significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report. There have been no new accounting policies, including the adoption of new accounting standards during the three months ended March 31, 2023, which could be expected to materially impact the Company's unaudited condensed consolidated financial statements.

3. MARKETABLE SECURITIES

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of our marketable securities by type of security as of March 31, 2023 and December 31, 2022 was as follows:

		MARCH 31, 2023
(in thousands)	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	Level 1	$19,187	$—	$—	$19,187
U.S. treasury securities	Level 1	14,195	1	(26)	14,170
U.S. government agency securities	Level 2	96,736	27	(63)	96,700
		$130,118	$28	$(89)	$130,057

		DECEMBER 31, 2022
(in thousands)	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	Level 1	$12,647	$—	$—	$12,647
U.S. treasury securities	Level 1	39,372	—	(169)	39,203
U.S. government agency securities	Level 2	76,860	37	(82)	76,815
		$128,879	$37	$(251)	$128,665

The fair values of marketable securities by classification in the condensed consolidated balance sheets was as follows as of March 31, 2023 and December 31, 2022:

(in thousands)	MARCH 31, 2023	DECEMBER 31, 2022
Cash and cash equivalents	$19,187	$16,629
Marketable securities	110,870	112,036
	$130,057	$128,665

The fair values of available-for-sale debt securities as of March 31, 2023 and December 31, 2022, by contractual maturity, are summarized as follows:

(in thousands)	MARCH 31, 2023	DECEMBER 31, 2022
Due in one year or less	$125,526	$127,667
Due after one year through two years	4,531	998
	$130,057	$128,665

The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of March 31, 2023 and December 31, 2022 was $50.9 million and $70.0 million, respectively. As of March 31, 2023, we believe that the cost basis of our available-for-sale debt securities is recoverable. No allowance for credit losses was recorded as of March 31, 2023.

4. BALANCE SHEET COMPONENTS

Prepaid expenses and other assets—

Prepaid expenses and other assets consisted of the following as of March 31, 2023 and December 31, 2022:

(in thousands)	MARCH 31, 2023	DECEMBER 31, 2022
Research and development	$8,653	$7,904
Insurance	539	933
Other prepaids	633	615
Other assets	1,062	1,050
	$10,887	$10,502

Accrued Expenses—

Accrued expenses consisted of the following as of March 31, 2023 and December 31, 2022:

(in thousands)	MARCH 31, 2023	DECEMBER 31, 2022
Research and development	$3,255	$3,582
Compensation and related expenses	1,411	4,703
Professional fees	506	510
Other	649	654
	$5,821	$9,449

5. STOCKHOLDERS' EQUITY

Common Stock

In August 2021, the Company completed its initial public offering ("IPO"), pursuant to which it issued and sold 7,130,000 shares of the Company’s common stock, inclusive of 930,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares at a public offering price of $13.00 per share. The gross proceeds from the IPO, including the exercise of the underwriters' option to purchase additional shares were $92.7 million and the net proceeds were approximately $83.0 million, after deducting underwriting discounts and commissions and other offering costs.

In November 2022, the Company completed a follow-on offering in which we raised gross proceeds of $54.8 million from the sale of 5,803,655 shares of common stock, inclusive of 803,654 shares of common stock sold pursuant to the partial exercise of the underwriters' option to purchase additional shares at the price of $6.00 per share and to certain investors in lieu of common stock, pre-funded warrants to purchase up to an aggregate of 3,333,388 shares of common stock at a price of $5.9999, which represents the per share public offering price for the shares less the $0.0001 per share exercise price for each pre-funded warrant. The net proceeds from the November 2022 follow-on offering were approximately $50.8 million, after deducting underwriting discounts and commissions and other offering costs.

The Company had 200,000,000 shares of common stock authorized as of March 31, 2023 and December 31, 2022, respectively, of which 37,746,214 and 37,837,369 shares were issued and outstanding as of March 31, 2023 and December 31, 2022.

Preferred Stock

The Company had 50,000,000 shares of preferred stock authorized as of March 31, 2023 and December 31, 2022, respectively, of which no shares were outstanding as of March 31, 2023 and December 31, 2022.

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

The Company has assessed the pre-funded warrant for appropriate equity or liability classification. During this assessment, the Company determined the pre-funded warrant is a freestanding instrument that does not meet the definition of a liability pursuant to ASC 480 and does not meet the definition of a derivative pursuant to ASC 815. The pre-funded warrant is indexed to the Company’s common stock and meets all other conditions for equity classification under ASC 480 and ASC 815. Accordingly, the pre-funded warrant classified as equity and accounted for as a component of additional paid-in capital at the time of issuance. All of the pre-funded warrants related to our November 2022 follow-on offering remain outstanding and unexercised as of March 31, 2023.

Share-based Compensation

Share-based compensation comprised of stock options, restricted stock awards, restricted stock units and the employee stock purchase plan is classified in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022 as follows:

	FOR THE THREE MONTHS ENDED MARCH 31,
(in thousands)	2023	2022
Research and development	$1,063	$725
General and administrative	1,982	1,329
	$3,045	$2,054

2021 Equity Incentive Plan

In 2021, the board of directors adopted the Rallybio Corporation 2021 Equity Incentive Plan (the "2021 Plan"). The 2021 Plan reserves 5,440,344 for shares of the Company's common stock that have been issued in respect of outstanding equity awards granted prior to the registrant’s IPO and for future issuances of shares to employees, directors and consultants in the form of stock options, SARs, restricted and unrestricted stock and stock units, performance awards and other awards that are convertible into or otherwise based on the Company's common stock. Dividend equivalents may also be provided in connection with awards under the 2021 Plan. The share pool will automatically increase on January 1st of each year from 2022 to 2031 by the lesser of (i) five percent of the number of shares of the Company's common stock outstanding as of such date and (ii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date. On January 1, 2023 and January 1, 2022, the 2021 Plan share pool was automatically increased by 1,891,868 shares and 1,606,549 shares, respectively. As of March 31, 2023, the total number of shares of common stock that were issuable under the 2021 Plan was 6,779,094 shares, of which 2,346,595 shares remained available for future issuance.

The following table summarizes stock option activity for the three months ended March 31, 2023:

Stock Options	Number of Option Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	2,609,314	$13.01	8.8	$—
Granted	1,864,150	$6.58
Forfeited	(146,500)	$13.65
Expired	(32,490)	$14.07
Exercised	—	$—
Outstanding at March 31, 2023	4,294,474	$10.19	9.0	$—
Options exercisable at March 31, 2023	843,035	$13.01	7.9	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company's common stock. Options outstanding and exercisable with an exercise price above the closing price as of March 31, 2023 are considered to have no intrinsic value. Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended March 31, 2023 and 2022 was $4.99 per share and $10.96 per share, respectively. Options vested during the three months ended March 31, 2023 and 2022 with an exercise price above the closing price as of March 31, 2023 were considered to have no intrinsic value. As of March 31, 2023, there was unrecognized share-based compensation expense related to unvested stock options of $23.0 million, which the Company expects to recognize over a weighted-average period of approximately 3.06 years.

The fair value of the stock options granted during the three months ended March 31, 2023 was determined using the Black-Scholes option pricing model with the following assumptions:

FOR THE THREE MONTHS ENDED MARCH 31,
2023
Expected volatility	89.37% - 92.27%
Expected term (years)	5.50 - 6.08
Risk free interest rate	3.68% - 4.52%
Expected dividend yield	—
Exercise price	$6.19 - $7.83

A summary of the status of the Company's nonvested restricted common stock awards at March 31, 2023 and changes during the three months ended March 31, 2023 was as follows:

Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested restricted stock awards at December 31, 2022	1,006,368	$3.48
Granted	—	$—
Vested	(211,332)	$2.87
Forfeited	(91,155)	$2.77
Outstanding nonvested restricted stock awards at March 31, 2023	703,881	$3.75

As of March 31, 2023, there was unrecognized share-based compensation expense related to unvested restricted stock awards of $2.5 million, which the Company expects to recognize over a weighted-average period of approximately 1.91 years.

A summary of the status of the Company's nonvested restricted common stock units at March 31, 2023 and changes during the three months ended March 31, 2023 was as follows:

Restricted Stock Units	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested restricted stock units at December 31, 2022	128,600	$11.12
Granted	9,425	$6.50
Forfeited	—	$—
Vested	—	$—
Outstanding nonvested restricted stock units at March 31, 2023	138,025	$10.81

As of March 31, 2023, there was unrecognized share-based compensation expense related to unvested restricted stock units of $1.0 million, which the Company expects to recognize over a weighted-average period of approximately 2.04 years.

2021 Employee Stock Purchase Plan

In connection with the Company's IPO, the board of directors adopted the Rallybio Corporation 2021 Employee Stock Purchase Plan (the "2021 ESPP"), which reserves 291,324 shares of the Company's common stock for future issuances under this plan. The share pool will automatically increase on January 1st of each year from 2022 to 2031 by the lesser of (i) one percent of the number of shares of the Company's common stock outstanding as of such date, (ii) 582,648 shares of the Company’s common stock and (iii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date. On January 1, 2023 and January 1, 2022, the 2021 ESPP share pool was automatically increased by 378,373 shares and 321,309 shares, respectively. As of March 31, 2023, the total number of shares of the Company's common stock that were available for future issuance under the 2021 ESPP was 952,161 shares. During the three months ended March 31, 2023, the Company did not issue any shares under the 2021 ESPP.

For the three months ended March 31, 2023, the total share-based compensation for ESPP was $60 thousand.

6. INVESTMENT IN JOINT VENTURE

The Company, through one of its wholly-owned subsidiaries, has a 50% interest of the joint venture entity, RE Ventures I, LLC, a limited liability company (“REV-I”). For the three months ended March 31, 2023 the Company funded $0.8 million associated with the Company's commitment and its share of REV-I development. For the three months ended March 31, 2022, the Company did not provide funding to REV-I. The Company did not provide any additional financial support outside of capital contributions to REV-I during the three months ended March 31, 2023 and 2022. While the Company held a 50% interest in the joint venture as of March 31, 2023, based on management’s analysis, the Company is not the primary beneficiary of REV-I and accordingly, the entity is not consolidated in the Company's condensed consolidated financial statements.

For the three months ended March 31, 2023 and 2022, the Company recorded its allocable share of REV-I’s losses, which totaled $0.6 million and $0.4 million, respectively, as a loss on investment in joint venture within the condensed consolidated statements of operations and comprehensive loss. After recognition of its share of losses for the period, the carrying value and maximum exposure to risk of the REV-I investment as of March 31, 2023 and December 31, 2022 was $0.2 million and $30 thousand, respectively, which was recorded in investment in joint venture in the accompanying condensed consolidated balance sheets.

7. COMMITMENTS AND CONTINGENCIES

Purchase Commitments—The Company enters contracts in the normal course of business with contract research organizations and other third-party vendors for clinical trials and testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and are cancellable by us upon written notice. Payments that may be due upon cancellation consist of payments for services provided or expenses incurred prior to cancellation. As of March 31, 2023 and December 31, 2022 there were no amounts accrued related to termination charges.

8. NET LOSS PER COMMON SHARE

Basic and diluted loss per common share was calculated as follows:

	FOR THE THREE MONTHS ENDED MARCH 31,
(in thousands except share and per share amounts)	2023	2022
Net loss	$(17,318)	$(14,498)
Weighted-average number of common shares outstanding, basic and diluted	40,248,893	30,318,405
Net loss per common share, basic and diluted	$(0.43)	$(0.48)

Basic net loss per share of common stock is based on the weighted-average number of shares of common stock outstanding during the period. Pre-funded warrants to purchase 3,333,388 shares of common stock that were issued in connection with the November 2022 follow-on offering were included in the weighted-average number of common shares outstanding for the three months ended March 31, 2023. The weighted average number of common shares outstanding diluted for the three months ended March 31, 2023 excludes approximately 5.1 million stock options and unvested restricted share awards/units, which were not dilutive and not included in the computation of net loss per common share. The weighted-average number of common shares outstanding diluted for three months ended March 31, 2022 excludes approximately 4.3 million stock options and unvested restricted common shares, which were not dilutive and not included in the computation of net loss per common share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See “Cautionary Note Regarding Forward-Looking Statements.”

Our Business

We are a clinical-stage biotechnology company with a mission to develop and commercialize life-transforming therapies for patients with severe and rare diseases. Rallybio has built a broad pipeline of promising product candidates aimed at addressing diseases with unmet medical need in areas of maternal fetal health, complement dysregulation, hematology, and metabolic disorders. We have two clinical stage programs: RLYB212, an anti-HPA-1a antibody for the prevention of FNAIT and RLYB116, a C5 inhibitor with the potential to treat several diseases of complement dysregulation, as well as additional programs in preclinical development.

Maternal Fetal Blood Disorders
RLYB212 is a monoclonal anti-HPA-1a antibody for the prevention of FNAIT, a potentially life-threatening rare hematological disease that impacts fetuses and newborns. We are currently conducting multiple clinical trials as part of the development program for RLYB212.

In the first quarter of 2023, we announced proof-of-concept was achieved for RLYB212. Results from this Phase 1b study showed that one week after a single subcutaneous dose, RLYB212 was able to rapidly and completely eliminate transfused, HPA-1a positive platelets in HPA-1a negative subjects with a reduction in mean platelet elimination half-life that was greater than 90% in both RLYB212 dose groups compared to placebo and was dose related. We believe that the broad range of pharmacokinetic ("PK") and pharmacodynamic ("PD") data from this Phase 1b study allows for substantive modeling to inform dose selection for a future registrational study. In April 2023 we announced that an abstract for RLYB212 reporting results from the Phase 1b proof-of-concept was accepted for presentation at the 31st Congress of the International Society on Thrombosis and Haemostasis ("ISTH"), which will take place in Montreal from June 24-28, 2023.

In the first quarter of 2023, we also initiated dosing in the multiple dose cohort of the single-center Phase 1 trial in Europe. This portion of the Phase 1 study will evaluate safety and PK of RLYB212 based on repeat subcutaneous dosing over 12 weeks in healthy HPA-1a negative subjects. The Company expects results from this cohort of subjects in the fourth quarter of 2023.

In April 2023, we also announced that clinical proof-of-concept results for RLYB211, an anti-HPA-1a polyclonal antibody for the prevention of FNAIT were published in the April issue of the peer-reviewed journal, Journal of Thrombosis and Haemostasis. The results demonstrated the prophylactic potential of an HPA-1a antibody in preventing HPA-1a alloimmunization and occurrence of FNAIT. Given the advantages of small volume subcutaneous dosing of RLYB212 as compared to RLYB211 and the expected manufacturing and supply efficiencies for RLYB212, Rallybio announced in March 2023 that the Company will not continue development of RLYB211.

Additionally, we are currently conducting a FNAIT natural history alloimmunization study. This prospective, non-interventional, multinational natural history study is designed to screen up to 30,000 expectant mothers presenting at Gestation Week 10 to 14 prenatal visit to determine the frequency of women at higher FNAIT risk among expectant mothers of different racial and ethnic characteristics, as well as the frequency of HPA-1a alloimmunization and pregnancy outcomes among these women. Subject to discussion with regulatory authorities, we expect that data from this study will contribute to a control dataset for a future single-arm Phase 2/3 registration trial for RLYB212. The FNAIT natural history study will operationalize de novo the laboratory test paradigm for FNAIT risk and generate FNAIT laboratory test performance data that we plan to use for future regulatory discussions.

Complement Dysregulation
We are also focused on developing therapies that address diseases of complement dysregulation, including paroxysmal nocturnal hemoglobinuria ("PNH"), generalized myasthenia gravis ("gMG"), severe dermatologic indications, and ophthalmic disorders. RLYB116 is a novel, potentially long-acting, subcutaneously administered inhibitor of C5 in development for the treatment of patients with complement-related diseases and RLYB114 is a pegylated C5 inhibitor in development for complement-mediated ophthalmic disorders.

We continue to advance the Phase 1 multiple ascending dose study of RLYB116. This single-blind, dose escalation, placebo-controlled study is designed to evaluate the safety, PK, and PD of RLYB116 in healthy participants. We currently expect initial multiple dose data from this Phase 1 study in the fourth quarter of 2023. In parallel with ongoing clinical activities, we are evaluating potential indications for which RLYB116 could be developed and intend to provide our initial plans in conjunction with the release of the Phase 1 data, currently expected in the fourth quarter of 2023.

RLYB114 for the treatment of complement-mediated opthalmic diseases. We continue to advance the preclinical development of RLYB114, formulated for intravitreal injection, for the treatment of ophthalmic disorders with a goal to partner this program with a company that specializes in ophthalmology drug development. In February 2023, Rallybio and EyePoint Pharmaceuticals, Inc. ("EyePoint") announced a research collaboration to explore and assess the viability of utilizing Rallybio’s inhibitor of C5 in EyePoint’s Durasert® technology for sustained intraocular delivery. The initial focus will be on geographic atrophy, an advanced form of age-related macular degeneration that leads to irreversible vision loss.

Hematological Disorders
In May 2022, we obtained worldwide exclusive rights to Kymab Limited’s ("Sanofi") KY1066, now referred to as RLYB331, a preclinical antibody. We believe RLYB331 has the potential to address a significant unmet need for patients with severe anemias with ineffective erythropoiesis and iron overload, including beta thalassemia and a subset of lower risk myelodysplastic syndromes. We believe these patients are currently underserved by the existing standard of care. RLYB331 is a preclinical therapeutic monoclonal antibody that inhibits Matriptase-2 ("MTP-2"). The inhibition of MTP-2 significantly increases levels of hepcidin, decreases iron load and treats ineffective erythropoiesis. We are continuing to conduct investigational new drug ("IND")-enabling activities for RLYB331 to support transition of the asset into clinical development.

Metabolic Disorders
Additionally, in collaboration with Exscientia Limited ("Exscientia"), we continue to work toward the selection of a small molecule development candidate to advance into the clinic targeting an Ectonucleotide Pyrophosphatase/ Phosphodiesterase 1 inhibitor for the treatment of patients with hypophosphatasia ("HPP"). Significant progress has been made to identify a lead compound and generate mouse in vivo biomarker evidence to support modulation of on-target activity. Through our collaboration with a leading global HPP expert, preclinical in vivo efficacy data is expected in the second half of 2023. Following those results, both companies expect to commence IND enabling studies.

In December 2022, the Company entered into a strategic alliance with AbCellera Biologics Inc. ("AbCellera") to discover, develop, and commercialize novel antibody-based therapeutics for rare diseases. This multi-year, multi-target collaboration will combine AbCellera’s antibody discovery engine with Rallybio’s clinical and commercial expertise in rare diseases to identify optimal clinical candidates and ultimately deliver therapies to patients. The partnership’s first program will focus on addressing the significant unmet therapeutic needs of patients with rare metabolic diseases.

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

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $150.4 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. This estimate and our expectation to advance the preclinical and clinical development of RLYB212, RLYB116, and any other product candidates are based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, or our clinical trials may be more expensive, time consuming or difficult to design or implement than we currently anticipate. See “—Liquidity and Capital Resources.”

We have incurred significant operating losses since inception, including net losses of $17.3 million and $14.5 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $178.0 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We have not commercialized any products and have never generated revenue from the commercialization of any product. We expect to incur significant additional operating losses in the foreseeable future as we advance our programs through preclinical and clinical development, expand our research and development activities, acquire and develop new product candidates, complete preclinical studies and clinical trials, finance our business development strategy, seek regulatory approval for the commercialization of our product candidates and commercialize our products, if approved. Our expenses will increase substantially if and as we:

▪
advance our Phase 1 clinical trial for RLYB212, our product candidate for our FNAIT prevention program;
▪
advance our clinical trial for RLYB116, and file an IND or a clinical trial application ("CTA") for other product candidates;
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
▪
costs related to manufacturing material for our clinical trials, including, expenses related to the manufacturing scale-up and fees paid to contract manufacturer organizations ("CMOs");
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
▪
costs related to compliance with quality and regulatory requirements; and
▪
facilities, depreciation and other indirect costs allocated to employees and activities supporting our research and development efforts.

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

The successful development of our product candidates is highly uncertain. We plan to substantially increase our research and development expenses for the foreseeable future as we continue the development of our product candidates and manufacturing processes and conduct discovery and research activities for our clinical programs. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future clinical trials, regulatory developments, our ongoing assessments as to each product candidate’s commercial potential and the availability of capital. We will need to raise substantial additional capital in the future. Our clinical development costs are expected to increase significantly with our ongoing clinical trials. We anticipate that our expenses will increase substantially and may fluctuate from quarter to quarter, particularly due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

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

Any changes in the outcome of any of these variables with respect to the development of our product candidates in clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on others. For example, if the FDA, EMA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

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

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes our results of operations:

	FOR THE THREE MONTHS ENDED MARCH 31,
	2023	2022	CHANGE
(in thousands)
Operating expenses:
Research and development	$11,202	$7,648	$3,554
General and administrative	7,172	6,670	502
Total operating expenses	18,374	14,318	4,056
Loss from operations	(18,374)	(14,318)	(4,056)
Total other income, net	1,619	210	1,409
Loss from continuing operations	(16,755)	(14,108)	(2,647)
Loss on investment in joint venture	563	390	173
Net loss	$(17,318)	$(14,498)	$(2,820)

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development costs for each of the periods presented:

	FOR THE THREE MONTHS ENDED MARCH 31,
	2023	2022	CHANGE
(in thousands)
Direct research and development by program
RLYB211	$122	$156	$(34)
RLYB212	5,578	2,491	3,087
RLYB116	1,234	618	616
RLYB114	109	1,227	(1,118)
RLYB331	317	—	317
Other unallocated research and development costs
Personnel expenses (including share-based compensation)	3,641	3,033	608
Other expenses	201	123	78
Total research and development expenses	$11,202	$7,648	$3,554

Research and development expenses were $11.2 million for the three months ended March 31, 2023, compared to $7.6 million for the three months ended March 31, 2022. The increase of $3.6 million in 2023 as compared to 2022 was primarily due to:

▪
a $3.1 million increase in costs related to the development of RLYB212, primarily attributable to an increase in clinical development costs and clinical manufacturing costs;
▪
a $0.6 million increase in costs related to the development of RLYB116, primarily attributable to an increase in clinical development costs and other research and development costs to advance RLYB116; and
▪
a $0.6 million increase in payroll and personnel-related costs, including an increase of $0.3 million in non-cash share-based compensation expense.

These increases were partially offset by:

▪
a $1.1 million decrease in costs related to the development of RLYB114, primarily attributable to a decrease in preclinical research and development costs and clinical manufacturing activities as compared to the three months ended March 31, 2022. We continue to advance RLYB114 for the treatment of ophthalmic disorders with a goal to partner this program with a company that specializes in ophthalmology drug development.

General and Administrative Expenses

General and administrative expenses were $7.2 million for the three months ended March 31, 2023, compared to $6.7 million for the three months ended March 31, 2022. The increase of $0.5 million is primarily related to an increase in payroll and personnel-related costs, including an increase of $0.7 million in non-cash share-based compensation expense.

Total Other Income, Net

Total other income, net, for the three months ended March 31, 2023 was income of $1.6 million compared to income of $0.2 million for the three months ended March 31, 2022. The change was due to an increase in interest income primarily attributable to an increase in interest income from marketable securities.

Loss On Investment In Joint Venture

Loss on investment in joint venture for the three months ended March 31, 2023 was $0.6 million compared to $0.4 million for the three months ended March 31, 2022.

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

In August 2022, we filed a Registration Statement on Form S-3 (the “Shelf”) with the SEC in relation to the registration and potential future issuance of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $300.0 million. The Shelf was declared effective on August 15, 2022. The Company also simultaneously entered into a Sales Agreement, dated as of August 8, 2022 (the "Sales Agreement") with Cowen and Company, LLC ("Cowen"). In accordance with the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time at prices through Cowen acting as our agent. Pursuant to the Sales Agreement, sales of our common stock, if any, will be made in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the "Securities Act"). Under the Sales Agreement, Cowen will be entitled to compensation equal to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. As of March 31, 2023, the Company has not sold any shares of common stock pursuant to the Sales Agreement.

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

As of March 31, 2023, we had $150.4 million of cash, cash equivalents and marketable securities.

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

Cash Flows

The following table summarizes our cash flows for each of the periods presented:

	FOR THE THREE MONTHS ENDED MARCH 31,
	2023	2022
(in thousands)
Net cash used in operating activities	$(18,765)	$(13,731)
Net cash provided by (used in) investing activities	1,465	(80,178)
Net cash used in financing activities	(139)	—
Net decrease in cash and cash equivalents	$(17,439)	$(93,909)

Operating Activities

During the three months ended March 31, 2023, net cash used in operating activities was $18.8 million as compared to $13.7 million for the three months ended March 31, 2022. The increase in cash used in operating activities was primarily due to an increase in research and development expenses as compared to the three months ended March 31, 2022. Our research and development expenses increased due to the advancement of our RLYB212 and RLYB116 product candidates and an increase in payroll and personnel-related costs as compared to the three months ended March 31, 2022.

Investing Activities

Net cash provided by investing activities was $1.5 million for the three months ended March 31, 2023 as compared to $80.2 million of net cash used in investing activities for the three months ended March 31, 2022. The increase in net cash provided by investing activities was primarily related to the proceeds from maturities of highly rated debt securities as compared to the purchases of highly rated debt securities during the three months ended March 31, 2022.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2023 was $0.1 million, representing offering costs paid during the three months ended March 31, 2022 related to our November 2022 follow-on offering. There was no cash used in or provided by financing activities for the three months ended March 31, 2022.

Contractual Obligations

There have been no other material changes in our contractual obligations and commitments during the three months ended March 31, 2023 from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.

Critical Accounting Policies and Significant Judgments and Estimates

Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of our unaudited condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

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

Research and Development Expenses

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our research and development expenses that are incurred as of each reporting period. This process involves reviewing open contracts and purchase orders, communicating with our personnel and with vendors to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary.

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

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes appearing in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report, and the section of this Quarterly Report on Form 10-Q titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Negative consequences from these risks could harm our business, prospects, operating results and financial condition or cause the trading price of our common stock to decline. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. See “Cautionary Note Regarding Forward-Looking Statements.”

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

We are a clinical-stage biotechnology company with a limited operating history. As a result, we are not profitable and have incurred significant losses since our formation. We had net losses of $66.7 million and $47.0 million for the years ended December 31, 2022 and 2021, respectively and $17.3 million and $14.5 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $178.0 million. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to gain regulatory approval and become commercially viable. Since inception, we have devoted substantially all of our resources to raising capital, organizing and staffing the Company, business planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing our product candidates and preparing for clinical trials and establishing arrangements with third parties for the manufacture of our product candidates and component materials, including activities relating to our preclinical development and manufacturing activities for each of our programs and our Phase 1 clinical trials for RLYB212 and RLYB116. We do not have any product candidates approved for sale and have not generated any revenue from product sales.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of March 31, 2023, will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. This estimate and our expectation to advance the preclinical and clinical development of RLYB212, RLYB116 and any other product candidates are based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, or our clinical trials may be more expensive, time consuming or difficult to design or implement than we currently anticipate. Changing circumstances, including any unanticipated expenses, could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because of the numerous risks and uncertainties, the length of time and scope of activities associated with development of RLYB212, RLYB116 or any product candidate we may develop is highly uncertain, we are unable to estimate the actual amount of funds we will require for development, approval and any approved marketing and commercialization activities. Our future capital requirements, both near and long-term, will depend on many factors, including, but not limited to:

▪
the initiation, progress, timing, costs and results of our clinical trials through all phases of development, including our Phase 1 and Phase 1b clinical trials for RLYB212, the clinical trial for and RLYB116, and the development of any other product candidates;
▪
the identification, assessment, acquisition and/or development of additional research programs and additional product candidates;
▪
the outcome, timing and cost of meeting regulatory requirements established by the FDA, EMA, and other comparable foreign regulatory authorities, including any additional clinical trials required by the FDA, EMA or other comparable foreign regulatory authorities;
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

To the extent that we raise additional capital through the future sale of equity or convertible debt securities, including sales of our common stock pursuant to the Sales Agreement, each shareholder's ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect their rights as a common stockholder. In addition, debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and we may need to dedicate a substantial additional portion of any operating cash flows to the payment of principal and interest on such indebtedness. Any future indebtedness, combined with our other financial obligations, could increase our vulnerability to adverse changes in general economic, industry and market conditions, limit our flexibility in planning for, or reacting to, changes in our business and the industry and impose a competitive disadvantage compared to our competitors that have less debt or better debt servicing options. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, intellectual property, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate product candidate development or future commercialization efforts.

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
▪
our ability to successfully utilize certain delivery systems, such as pre-filled syringes ("PFSs"), pen-injectors and/or autoinjectors, for certain of our product candidates and to obtain regulatory approval of any such drug/device combination product;
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
▪
delays in reaching an agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
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

We may not be able to initiate or continue clinical trials required by the FDA, EMA or other regulatory authorities if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials. If we have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit or terminate ongoing or planned clinical trials. Delays or failures in planned patient enrollment or retention may result in increased costs or program delays, which could have a harmful effect on our ability to develop our product candidates or could render further development impossible.

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

Our product candidates target rare diseases and conditions. We are developing RLYB212 for the potential prevention of FNAIT, and we estimate that each year greater than 22,000 pregnancies are at high risk for FNAIT in the United States, Canada, United Kingdom ("UK"), other major European countries and Australia, based on the presence of HLA DRB3*01:01 positive and HPA-1a negative antibody in mothers and HPA-1a positive in the fetus. With respect to RLYB116, we estimate that there are approximately 4,700 patients with PNH and up to 60,000 patients with gMG in the United States. Our projections of the number of eligible patients are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, population statistics and market research, and may prove to be incorrect. Further, new sources may reveal a change in the estimated number of eligible patients, and the number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our current programs or future product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to. For example, even if we obtain FDA approval for RLYB212 or RLYB116, the drug may be approved for a target population that is more limited than what we currently anticipate. Furthermore, even if we obtain significant market share for any product candidate, if approved, the potential target populations for our product candidates are for rare diseases, and we may never achieve profitability.

Further, in many cases there are either no or limited screening or diagnostic tests for the indications our product candidates are being developed to potentially treat. For example, the successful prevention of FNAIT in mothers at risk for developing this rare disorder will require identifying expectant mothers who are HPA-1 negative and HLA-DRB3*01:01 positive and HPA-1a positive in the fetus. In collaboration with partners, we may develop screening and diagnostics tests to help us to identify individuals at risk, and the FDA, EMA or other comparable foreign regulatory authorities may require us to do so. The lack of screening and diagnostic tests, coupled with the fact that there is frequently limited awareness among certain health care providers concerning the rare diseases we may seek to treat, often means that a proper diagnosis can, and frequently does, take years to identify (or an appropriate diagnosis may never be made for certain patients). As a result, even if one of our product candidates is approved for commercial sale, we may not be able to grow our revenues due to difficulty in identifying eligible patients. There can be no guarantee that any of our programs will be effective at identifying patients that will benefit from our product candidates, and even if we can identify patients that our product candidates can help, the number of patients that our product candidates may ultimately treat may turn out to be lower than we expect, they may not be otherwise amenable to treatment with our product candidates, or new patients may become increasingly difficult to identify, all of which may adversely affect our ability to grow and generate revenue and adversely affect our results of operations and our business. In addition, even in instances where we are able to expand the number of patients being treated, the number may be offset by the number of patients that discontinue use of the applicable product in a given period resulting in a net loss of patients and potentially decreased revenue.

The FDA, EMA or other comparable foreign regulatory authorities, including the MHRA, could require the clearance or approval of an in vitro diagnostic or companion diagnostic device as a condition of approval for any product candidate that requires or would commercially benefit from such tests, including RLYB212. Failure to successfully validate, develop and obtain regulatory clearance or approval for companion diagnostics on a timely basis or at all could harm our drug development strategy and we may not realize the commercial potential of any such product candidate.

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

We may seek Fast Track designation, Breakthrough Therapy designation, or the Priority Medicines ("PRIME") designation for our product candidates, but we might not receive any such designation, and even if we do, such designation may not actually lead to a faster development or regulatory review or approval process.

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

In the European Union ("EU") we may seek PRIME designation for some of our product candidates in the future. PRIME is a voluntary program aimed at enhancing the EMA’s role to reinforce scientific and regulatory support in order to optimize development and enable accelerated assessment of new medicines that are of major public health interest with the potential to address unmet medical needs. The program focuses on medicines that target conditions for which there exists no satisfactory method of treatment in the EU or even if such a method exists, it may offer a major therapeutic advantage over existing treatments. PRIME is limited to medicines under development and not authorized in the EU and the applicant intends to apply for an initial marketing authorization application through the centralized procedure. To be accepted for PRIME, a product candidate must meet the eligibility criteria in respect of its major public health interest and therapeutic innovation based on information that can substantiate the claims. The benefits of a PRIME designation include the appointment of a Committee for Medicinal Products for Human Use rapporteur to provide continued support and help to build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME enables an applicant to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. Even if we receive PRIME designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.

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

Risks Related to Our Dependence on Third Parties

We intend to continue to pursue business development transactions focused on the in-license of additional product candidates or the out-license of rights to product candidates in our pipeline and collaborate with third parties for the development and commercialization of our product candidates. We may not succeed in identifying and acquiring businesses or assets, in-licensing intellectual property rights or establishing and maintaining collaborations, which may significantly limit our ability to successfully develop and commercialize our other product candidates, if at all, and these transactions could disrupt our business, cause dilution to our stockholders or reduce our financial resources.

We acquired all rights to RLYB211 and RLYB212 from Prophylix in 2019 and rights to RLYB116 and RLYB114 from Sobi in 2019. We also obtained worldwide exclusive rights to Sanofi’s KY1066, now referred to as RLYB331, and have entered into a joint venture with Exscientia for the development of small molecule therapeutics for rare diseases, a discovery and collaboration agreement with AbCellera to discover, develop, and commercialize novel antibody-based therapeutics for rare diseases, and a research collaboration with EyePoint to explore and assess the viability of utilizing our inhibitor of C5 in EyePoint’s Durasert technology for sustained intraocular delivery. An important component of our approach to product development is to acquire or in-license rights to product candidates, products or technologies, acquire other businesses or enter into collaborations with third parties. We may not be able to enter into such transactions on favorable terms, or at all. Any such acquisitions, in-licenses or collaborations may not strengthen our competitive position, and these transactions may be viewed negatively by analysts, investors, customers, or other third parties with whom we have relationships. We may decide to incur debt in connection with an acquisition, or in-license or issue our common stock or other equity securities as consideration for the acquisition, which would reduce the percentage ownership of our existing stockholders.

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

As of March 31, 2023, we had 43 full-time employees, upon whom we rely for various administrative, research and development, business development and other support services shared among our subsidiaries and the Exscientia joint venture. The size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support the operations of all of our subsidiaries and the Exscientia joint venture, including their research and development activities, the management of financial, accounting, and reporting matters, and the oversight of our third-party vendors and partners. If our centralized team or our third-party vendors and partners performing such functions fail to provide adequate administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.

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

Beyond the ACA, there have been ongoing health care reform efforts. Drug pricing and payment reform was a focus of the Trump Administration and has been a focus of the Biden Administration. For example, federal legislation enacted in 2021 eliminates a statutory cap on Medicaid drug rebate program rebates effective January 1, 2024. As another example, in 2022, the Inflation Reduction Act (“IRA”) of 2022 contains various drug pricing and payment provisions. Among other provisions, the IRA imposes a yearly cap ($2,000 in 2025) on out-of-pocket prescription drug costs in Medicare Part D, implements a new Medicare Part D manufacturer discount drug program in 2025; requires manufacturers to pay a rebate to the federal government if prices for single-source drugs and biologicals covered under Medicare Part B and nearly all covered drugs under Part D increase faster than the rate of inflation and, starting in 2026, creates a drug price negotiation program under which the prices for certain high Medicare spend drugs and biologicals without generic or biosimilar competition will be limited by a cap that is defined by reference to, among other things, a specified non-federal average manufacturer price. Such legislative changes or other changes could affect the market conditions for our products. As another example, in February 2023, in response to an executive order from President Biden to consider new health care payment and delivery models that would lower drug costs and promote access to innovative drug therapies for Medicare and Medicaid patients, the Centers for Medicare & Medicaid Services within the U.S. Department of Health and Human Services ("CMS") recently selected for testing three new payment models for drugs. One model would adjust Part B payments for drugs approved by FDA under the accelerated approval pathway to encourage timely confirmatory trial completion We expect continued scrutiny on drug pricing and government price reporting from Congress, agencies, and other bodies.

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
▪
U.S. laws and regulations prohibiting bribery and corruption, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (the "FCPA"), which, among other things, prohibits U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations or foreign government-owned or affiliated entities, candidates for foreign public office, and foreign political parties or officials thereof; and
▪
similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of personal information, such as, where applicable, the General Data Protection Regulation (the "GDPR") which imposes obligations and restrictions on the collection, use, and disclosure of personal data relating to individuals located in the EU and the EU/European Economic Area ("EEA") (including health data). See “—Our business operations may subject us to data protection laws, including the GDPR, the United Kingdom GDPR, the California Consumer Privacy Act and other similar laws."

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

In the United States, the California Consumer Privacy Act (“CCPA") came into effect in January 2020 and, among other things, requires new disclosures to California individuals and affords such individuals new abilities to opt out of certain sales of personal information, and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Because we have not yet generated revenue and do not meet the CCPA’s other jurisdictional tests, we do not yet meet the applicable threshold for the CCPA to apply to our business. If our business becomes subject to CCPA in the future, it could increase our compliance costs and potential liability. Further, the California Privacy Rights Act was approved by California voters in 2020 and imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement.

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

We, or our licensors, may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office (“USPTO") or become involved in opposition, derivation, revocation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others in the United States and/or foreign countries. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. If the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

In the United States, the term of a patent that covers an FDA-approved drug may be eligible for limited patent term extension (“PTE") which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, permits a PTE of up to five years beyond the expiration date of the patent. The length of the PTE is related to the length of time the drug is under regulatory review. A PTE cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. In addition, the patent term of only one patent applicable to an approved drug may be extended, and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar provisions are available in Europe and certain other non-United States jurisdictions to extend the term of a patent that covers an approved drug. While, in the future, if and when our product candidates receive FDA approval, we expect to apply for PTEs on patents covering those product candidates, there is no guarantee that the applicable authorities will agree with our assessment of whether such extensions should be granted and, even if granted, the length of such extensions. We may not be granted PTE either in the United States or in any foreign country, even where that patent is eligible for PTE, if, for example, we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the regulatory authority could be less than we request. If we obtain such an extension, it may be for a shorter period than we had sought. If we are unable to obtain any PTE or the term of any such extension is less than we request, our competitors may obtain approval of competing products following the expiration of our patent rights, and our business, financial condition, results of operations and prospects could be materially harmed.

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

Shares of our common stock were offered in our IPO in July 2021 at a price of $13.00 per share and between the date of our IPO and May 4, 2023, the closing price per share of our common stock has ranged from as low as $4.31 to as high as $23.40. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of May 4, 2023, we have 37,747,433 shares of common stock outstanding. All of these shares may be resold in the public market immediately, unless held by our affiliates who are subject to volume limitations under Rule 144. As of May 4, 2023, we also have pre-funded warrants to purchase up to an aggregate of 3,333,388 shares of common stock outstanding. We may not effect the exercise of any pre-funded warrant, and a holder will not be entitled to exercise any portion of any pre-funded warrant if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election upon 61 days’ notice to us subject to the terms of such pre-funded warrants, provided that such percentage may in no event exceed 19.99%. Moreover, as of March 31, 2023, certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, and we expect to register an aggregate of 12,351,600 shares of common stock held by such holders, pursuant to a registration statement on Form S-3, shortly following the filing of this Quarterly Report on Form 10-Q. In addition, we have entered into the Sales Agreement with Cowen to offer and sell shares of our common stock having an aggregate offering price of up to $100,000,000, from time to time, through an at-the-market offering program. We also registered an aggregate of 7,659,526 shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Insiders have substantial influence over us, which could limit your ability to affect the outcome of key transactions, including a change of control.

Our directors and executive officers and their affiliates beneficially own shares representing approximately 30% of our outstanding common stock as of May 4, 2023. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

The rules dealing with U.S. federal, state, and local income taxation are constantly under review through the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, the Tax Cuts and Jobs Act, (the "TCJA"), was enacted in 2017 and significantly reformed the Code. The TCJA, among other things, contains significant changes to corporate and individual taxation, some of which could adversely impact an investment in our common stock. On March 27, 2020, former President Trump signed into law the CARES Act, which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 pandemic, including temporary beneficial changes to the treatment of NOLs, interest deductibility limitations and payroll tax matters. There also may be technical corrections legislation or other legislative changes proposed with respect to the TCJA and CARES Act, the effects of which cannot be predicted and may be adverse to us or our stockholders. Additionally, the IRA was enacted in August 2022.

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

Pursuant to SOX Section 404, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our second filing of an Annual Report on Form 10-K with the SEC after we become a public company. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with SOX Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by SOX Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

There has been no material change in our planned use of the net proceeds from our IPO as described in the final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act, other than that a portion of the net proceeds may be used for preclinical development of RLYB331.

Item 6. Exhibits.

Exhibit Number	Description
10.1

Employment Agreement between Rallybio Corporation and Jonathan I. Lieber, dated as of February 1, 2023 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K (File No. 001-40693), filed with the SEC on March 6, 2023).

10.2

Confidential Release and Separation Agreement between Rallybio Corporation and Jeffrey M. Fryer, dated as of February 15, 2023 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K (File No. 001-40693), filed with the SEC on March 6, 2023).

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

RALLYBIO CORPORATION

Date: May 9, 2023	By:	/s/ Martin W. Mackay
Martin W. Mackay, Ph.D.
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Jonathan I. Lieber
Jonathan I. Lieber
Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)