Form 10-Q
period 2023-06-30
Rallybio Corp
filed 2023-08-08
CIK 1739410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission File Number: 001-40693
_____________________________________
RALLYBIO CORPORATION
(Exact Name of Registrant as Specified in its Charter)
_____________________________________

Delaware	85-1083789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
234 Church Street, Suite 1020 New Haven, CT	06510
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (203) 859-3820
_____________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of August 4, 2023, the registrant had 37,800,856 shares of common stock, $0.0001 par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:
•the initiation, timing, progress, results, and cost of our research and development programs, and our current and future preclinical and clinical studies, including statements regarding the timing of initiation and completion of our clinical trials for RLYB212, RLYB116 and RLYB331, our toxicology program for RLYB212, and the natural history study for our fetal and neonatal alloimmune thrombocytopenia prevention program, and related preparatory work, and the period during which the results of the trials will become available;
•the success, cost and timing of our clinical development of our product candidates, including RLYB212, RLYB116, RLYB114 and RLYB331;
•our ability to initiate, recruit and enroll patients in and conduct our clinical trials at the pace that we project;
•our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations or warnings in the label of any of our product candidates, if approved;
•our ability to compete with companies currently marketing or engaged in the development of treatments for diseases that our product candidates are designed to target, including paroxysmal nocturnal hemoglobinuria and generalized myasthenia gravis;
•our reliance on third parties to conduct our clinical trials;
•our reliance on third parties to manufacture drug substance for use in our clinical trials;
•the size and growth potential of the markets for RLYB212, RLYB116, RLYB114, RLYB331 and any of our current product candidates or other product candidates we may identify and pursue, and our ability to serve those markets;
•our ability to enter into collaborations, partnerships and other transactions with third parties;
•our ability to identify and advance through clinical development any additional product candidates;
•the commercialization of our current product candidates and any other product candidates we may identify and pursue, if approved, including our ability to successfully build commercial infrastructure or enter into collaborations with third parties to market our current product candidates and any other product candidates we may identify and pursue;
•our ability to retain and recruit key personnel;
•our ability to obtain and maintain adequate intellectual property rights;
•our expectations regarding government and third-party payor coverage and reimbursement;
•our estimates of our expenses, ongoing losses, capital requirements and our needs for or ability to obtain additional financing;
•our expected uses of the net proceeds from our initial public offering and any subsequent offerings;
•the potential benefits of strategic collaboration agreements and arrangements, including our agreements with Exscientia Limited and AbCellera Biologics Inc. and our research collaboration with EyePoint Pharmaceuticals, Inc., our ability to enter into strategic collaborations or arrangements, including potential business development opportunities and potential licensing partnerships, and our ability to attract collaborators with development, regulatory and commercialization expertise;

•our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012;
•our financial performance;
•developments and projections relating to our competitors or our industry; and
•other risks and uncertainties, including those listed under the section titled “Risk Factors.”
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
Risk Factor Summary
Our business is subject to a number of risks that are discussed more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q. These risks include the following:
•We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the foreseeable future. We have not commercialized any products and have never generated revenue from the commercialization of any product. We are not currently profitable, and we may never achieve or sustain profitability;
•We will require significant additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of RLYB212, RLYB116 or any additional product candidates we may develop;
•Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates;
•We are heavily dependent on the success of RLYB212 and RLYB116, which are in early-stage clinical development. If we are not able to develop, obtain regulatory approval for, or successfully commercialize our product candidates, or if we experience significant delays in doing so, our business will be materially harmed;
•We may not be successful in our efforts to identify additional product candidates. Due to our limited resources and access to capital, we must prioritize development of certain product candidates, the choice of which may prove to be wrong and adversely affect our business;
•Preclinical studies and clinical trials are expensive, time consuming and difficult to design and implement, and involve uncertain outcomes. Any product candidates that we advance into clinical trials may not achieve favorable results in later clinical trials, if any, or receive marketing approval. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates;
•Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control, including our focus on rare diseases;
•Results of preclinical studies, clinical trials or analyses that we may announce or publish from time to time, may not be indicative of results obtained in later trials, and any interim results we may publish could be different than final results;
•Any product candidates that we develop or the administration thereof, may cause serious adverse events or undesirable side effects, which may halt their clinical development, delay or prevent marketing approval, or, if approved, require them to be taken off the market, include safety warnings, or otherwise limit their sales;
•The regulatory approval processes of the U.S. Food and Drug Administration (the "FDA"), the European Medicines Agency (the "EMA"), and comparable foreign regulatory authorities, including the Medicines and Healthcare products Regulatory Agency in the United Kingdom (the “MHRA”), are lengthy, time-consuming, and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for RLYB212, RLYB116 or any of our other product candidates, our business will be substantially harmed;
•Our product candidates target rare diseases and conditions, and the market opportunities for RLYB212, RLYB116 or any of our other product candidates, if approved, may be smaller than we anticipate. As a result, our commercial opportunity may be limited and because the target populations of our product candidates are for rare diseases, we must be able to successfully identify patients and capture a significant market share to achieve profitability and growth;
•The FDA, EMA or other comparable foreign regulatory authorities, including the MHRA, could require the clearance or approval of an in vitro diagnostic or companion diagnostic device as a condition of approval for any product candidate that requires or would commercially benefit from such tests, including RLYB212. Failure to successfully validate, develop and obtain regulatory clearance or approval for companion diagnostics on a timely basis or at all could harm our drug development strategy and we may not realize the commercial potential of any such product candidate;
•We face significant competition from biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively;
•We intend to continue to pursue business development transactions focused on the in-license of additional product candidates or the out-license of rights to product candidates in our pipeline and collaborate with third parties for the development and commercialization of our product candidates. We may not succeed in identifying and acquiring businesses or assets, in-licensing intellectual property rights or establishing and maintaining collaborations, which may significantly limit our ability to successfully develop and commercialize our other product candidates, if at all, and these transactions could disrupt our business, cause dilution to our stockholders or reduce our financial resources; and
•If we are unable to obtain, maintain and enforce patent protection for our technology and product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully develop and commercialize our technology and product candidates may be adversely affected.
The foregoing is only a summary of some of our risks. For a more detailed discussion of these and other risks you should consider before making an investment in our common stock, see “Risk Factors.”

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
RALLYBIO CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share amounts)	JUNE 30, 2023	DECEMBER 31, 2022
Assets
Current assets:
Cash and cash equivalents	$32,559	$56,958
Marketable securities	105,279	112,036
Prepaid expenses and other assets	8,996	10,502
Total current assets	146,834	179,496
Property and equipment, net	308	385
Operating lease right-of-use assets	434	524
Investment in joint venture	—	30
Total assets	$147,576	$180,435
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$689	$1,114
Accrued expenses	7,151	9,449
Operating lease liabilities	213	181
Total current liabilities	8,053	10,744
Operating lease liabilities, noncurrent	266	374
Total liabilities	8,319	11,118
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock, $0.0001 par value per share; 200,000,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively; and 37,790,856 and 37,837,369 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	4	4
Preferred stock, $0.0001 par value per share; 50,000,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively; no shares issued or outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	336,154	330,208
Accumulated other comprehensive loss	(272)	(214)
Accumulated deficit	(196,629)	(160,681)
Total stockholders' equity	139,257	169,317
Total liabilities and stockholders' equity	$147,576	$180,435
See accompanying notes of the condensed consolidated financial statements

RALLYBIO CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Operating expenses:
Research and development	$13,130	$10,138	$24,332	$17,786
General and administrative	6,953	7,477	14,125	14,147
Total operating expenses	20,083	17,615	38,457	31,933
Loss from operations	(20,083)	(17,615)	(38,457)	(31,933)
Other income:
Interest income	1,608	270	3,154	367
Other income	62	100	135	213
Total other income, net	1,670	370	3,289	580
Loss from continuing operations	(18,413)	(17,245)	(35,168)	(31,353)
Loss on investment in joint venture	217	338	780	728
Net loss	$(18,630)	$(17,583)	$(35,948)	$(32,081)

Net loss per common share, basic and diluted	$(0.46)	$(0.57)	$(0.89)	$(1.05)
Weighted-average common shares outstanding, basic and diluted	40,363,902	30,588,931	40,306,715	30,453,913

Other comprehensive loss:
Net unrealized loss on marketable securities	(211)	(249)	(58)	(371)
Other comprehensive loss	(211)	(249)	(58)	(371)
Comprehensive loss	$(18,841)	$(17,832)	$(36,006)	$(32,452)
See accompanying notes of the condensed consolidated financial statements

RALLYBIO CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2023 and 2022	COMMON		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	STOCKHOLDERS' EQUITY
(in thousands, except share amounts)	SHARES	AMOUNT
March 31, 2022	32,130,970	$3	$271,680	$(108,525)	$(122)	$163,036
Share-based compensation expense	—	—	2,647	—	—	2,647
Net loss	—	—	—	(17,583)	—	(17,583)
Other comprehensive loss	—	—	—	—	(249)	(249)
Balance, June 30, 2022	32,130,970	$3	$274,327	$(126,108)	$(371)	$147,851

March 31, 2023	37,746,214	$4	$333,253	$(177,999)	$(61)	$155,197
Share-based compensation expense	—	—	2,692	—	—	2,692
Issuance of common stock under the stock purchase plan	43,423	—	209	—	—	209
Issuance of common stock under the stock award plan	1,219	—	—	—	—	—
Forfeiture of restricted common stock	—	—	—	—	—	—
Net loss	—	—	—	(18,630)	—	(18,630)
Other comprehensive loss	—	—	—	—	(211)	(211)
Balance, June 30, 2023	37,790,856	$4	$336,154	$(196,629)	$(272)	$139,257

FOR THE SIX MONTHS ENDED JUNE 30, 2023 and 2022	COMMON		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	STOCKHOLDERS' EQUITY
(in thousands, except share amounts)	SHARES	AMOUNT
December 31, 2021	32,129,970	$3	$269,626	$(94,027)	$—	$175,602
Share-based compensation expense	—	—	4,701	—	—	4,701
Issuance of common stock under the stock award plan	1,000	—	—	—	—	—
Net loss	—	—	—	(32,081)	—	(32,081)
Other comprehensive loss	—	—	—	—	(371)	(371)
Balance, June 30, 2022	32,130,970	$3	$274,327	$(126,108)	$(371)	$147,851

December 31, 2022	37,837,369	$4	$330,208	$(160,681)	$(214)	$169,317
Share-based compensation expense	—	—	5,737	—	—	5,737
Issuance of common stock under the stock purchase plan	43,423	—	209	—	—	209
Issuance of common stock under the stock award plan	1,219	—	—	—	—	—
Forfeiture of restricted common stock	(91,155)	—	—	—	—	—
Net loss	—	—	—	(35,948)	—	(35,948)
Other comprehensive loss	—	—	—	—	(58)	(58)
Balance, June 30, 2023	37,790,856	$4	$336,154	$(196,629)	$(272)	$139,257
See accompanying notes of the condensed consolidated financial statements

RALLYBIO CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,
(in thousands)	2023	2022
Cash Flows Used in Operating Activities:
Net loss	$(35,948)	$(32,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77	86
Net accretion of discounts/premiums on debt securities	(1,729)	109
Stock-based compensation	5,737	4,701
Loss on investment in joint venture	780	728
Changes in operating assets and liabilities:
Prepaid expenses, right-of-use assets and other assets	1,595	(1,308)
Accounts payable	(387)	23
Accrued expenses and operating lease liabilities	(2,274)	457
Net cash used in operating activities	(32,149)	(27,285)
Cash Flows Provided By (Used In) Investing Activities:
Purchases of marketable securities	(61,603)	(109,096)
Proceeds from maturities of marketable securities	70,032	22,000
Purchase of property and equipment	—	(50)
Investment in joint venture	(750)	(150)
Net cash provided by (used in) investing activities	7,679	(87,296)
Cash Flows Provided By (Used In) Financing Activities:
Proceeds from the issuance of common stock under the stock purchase plan	209	—
Payments of offering costs	(138)	—
Net cash provided by financing activities	71	—
Net decrease in cash and cash equivalents	(24,399)	(114,581)
Cash and cash equivalents—beginning of period	56,958	175,334
Cash and cash equivalents—end of period	$32,559	$60,753

Supplemental Disclosures of Noncash Investing and Financing Activities:
Property and equipment in accounts payable and accrued expenses	$—	$6
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
The Company had cash, cash equivalents and marketable securities of $137.8 million as of June 30, 2023. The Company currently expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date the condensed consolidated financial statements are issued. However, we do not anticipate that the current cash, cash equivalents and marketable securities as of June 30, 2023 will be sufficient for us to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates, if approved. We may satisfy our future cash needs through the sale of equity securities, debt financings, corporate collaborations or license agreements, working capital lines of credit, grant funding, interest income earned on invested cash balances or a combination of one or more of these sources.
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
These accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 (our "Annual Report"). Our significant accounting policies are described in Note 2 of the Notes to the consolidated financial statements included in our Annual Report. There have been no new accounting policies, including the adoption of new accounting standards during the three and six months ended June 30, 2023, which could be expected to materially impact the Company's unaudited condensed consolidated financial statements.

3. MARKETABLE SECURITIES

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of our marketable securities by type of security as of June 30, 2023 and December 31, 2022 was as follows:

		JUNE 30, 2023
(in thousands)	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	Level 1	$14,378	$—	$—	$14,378
U.S. treasury securities	Level 1	9,901	—	(26)	9,875
U.S. government agency securities	Level 2	95,650	8	(254)	95,404
		$119,929	$8	$(280)	$119,657

		DECEMBER 31, 2022
(in thousands)	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	Level 1	$12,647	$—	$—	$12,647
U.S. treasury securities	Level 1	39,372	—	(169)	39,203
U.S. government agency securities	Level 2	76,860	37	(82)	76,815
		$128,879	$37	$(251)	$128,665
The fair values of marketable securities by classification in the condensed consolidated balance sheets was as follows as of June 30, 2023 and December 31, 2022:

(in thousands)	JUNE 30, 2023	DECEMBER 31, 2022
Cash and cash equivalents	$14,378	$16,629
Marketable securities	105,279	112,036
	$119,657	$128,665
The fair values of available-for-sale debt securities as of June 30, 2023 and December 31, 2022, by contractual maturity, are summarized as follows:

(in thousands)	JUNE 30, 2023	DECEMBER 31, 2022
Due in one year or less	$99,008	$127,667
Due after one year through two years	20,649	998
	$119,657	$128,665
The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of June 30, 2023 and December 31, 2022 was $78.1 million and $70.0 million, respectively. As of June 30, 2023, we believe that the cost basis of our available-for-sale debt securities is recoverable. No allowance for credit losses was recorded as of June 30, 2023.

4. BALANCE SHEET COMPONENTS

Prepaid expenses and other assets—
Prepaid expenses and other assets consisted of the following as of June 30, 2023 and December 31, 2022:

(in thousands)	JUNE 30, 2023	DECEMBER 31, 2022
Research and development	$7,321	$7,904
Insurance	150	933
Other prepaids	430	615
Other assets	1,095	1,050
	$8,996	$10,502
Accrued Expenses—
Accrued expenses consisted of the following as of June 30, 2023 and December 31, 2022:

(in thousands)	JUNE 30, 2023	DECEMBER 31, 2022
Research and development	$4,165	$3,582
Compensation and related expenses	2,234	4,703
Professional fees	268	510
Other	484	654
	$7,151	$9,449
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
In November 2022, the Company completed a follow-on offering in which it raised gross proceeds of $54.8 million from the sale of 5,803,655 shares of common stock, inclusive of 803,654 shares of common stock sold pursuant to the partial exercise of the underwriters' option to purchase additional shares at the price of $6.00 per share and we issued to certain investors in lieu of common stock, pre-funded warrants to purchase up to an aggregate of 3,333,388 shares of common stock at a price of $5.9999, which represents the per share public offering price for the shares less the $0.0001 per share exercise price for each pre-funded warrant. The net proceeds from the November 2022 follow-on offering were approximately $50.8 million, after deducting underwriting discounts and commissions and other offering costs.
The Company had 200,000,000 shares of common stock authorized as of June 30, 2023 and December 31, 2022, respectively, of which 37,790,856 and 37,837,369 shares were issued and outstanding as of June 30, 2023 and December 31, 2022.
Preferred Stock
The Company had 50,000,000 shares of preferred stock authorized as of June 30, 2023 and December 31, 2022, respectively, of which no shares were outstanding as of June 30, 2023 and December 31, 2022.
Pre-Funded Warrants
In connection with the November 2022 follow-on offering, the Company entered into an agreement with certain investors for pre-funded warrants in lieu of common stock to purchase up to an aggregate of 3,333,388 shares of common stock at a price of $5.9999, which represents the per share public offering price at the November 2022 follow-on offering for common stock less a $0.0001 per share exercise price for each pre-funded warrant.
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
The Company has assessed the pre-funded warrant for appropriate equity or liability classification. During this assessment, the Company determined the pre-funded warrant is a freestanding instrument that does not meet the definition of a liability pursuant to ASC 480 and does not meet the definition of a derivative pursuant to ASC 815. The pre-funded warrant is indexed to the Company’s common stock and meets all other conditions for equity classification under ASC 480 and ASC 815. Accordingly, the pre-funded warrant classified as equity and accounted for as a component of additional paid-in capital at the time of issuance. All of the pre-funded warrants related to our November 2022 follow-on offering remain outstanding and unexercised as of June 30, 2023.
Share-based Compensation
Share-based compensation, comprised of stock options, restricted stock awards, restricted stock units and shares issued pursuant to the employee stock purchase plan, is classified in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022 as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(in thousands)	2023	2022	2023	2022
Research and development	$1,180	$911	$2,243	$1,636
General and administrative	1,512	1,736	3,494	3,065
	$2,692	$2,647	$5,737	$4,701
2021 Equity Incentive Plan
In 2021, the board of directors adopted the Rallybio Corporation 2021 Equity Incentive Plan (the "2021 Plan"). The 2021 Plan initially reserved 5,440,344 shares of the Company's common stock that have been issued in respect of outstanding equity awards granted prior to the Company’s IPO, and for future issuances of shares to employees, directors and consultants in the form of stock options, SARs, restricted and unrestricted stock and stock units, performance awards and other awards that are convertible into or otherwise based on the Company's common stock. Dividend equivalents may also be provided in connection with awards under the 2021 Plan. The share pool will automatically increase on January 1st of each year until 2031, by the lesser of (i) five percent of the number of shares of the Company's common stock outstanding as of such date and (ii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date. On January 1, 2023 and January 1, 2022, the 2021 Plan share pool was automatically increased by 1,891,868 shares and 1,606,549 shares, respectively. As of June 30, 2023, the total number of shares of common stock that were issuable under the 2021 Plan was 6,777,875 shares, of which 2,248,743 shares remained available for future issuance.

The following table summarizes stock option activity for the six months ended June 30, 2023:

Stock Options	Number of Option Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	2,609,314	$13.01	8.8	$—
Granted	2,009,233	$6.51
Forfeited	(146,500)	$13.65
Expired	(107,990)	$13.62
Exercised	—	$—
Outstanding at June 30, 2023	4,364,057	$9.98	9.0	$9.0
Options exercisable at June 30, 2023	1,128,852	$12.18	8.6	$—
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company's common stock. Options outstanding and exercisable with an exercise price above the closing price as of June 30, 2023 are considered to have no intrinsic value. Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the six months ended June 30, 2023 and 2022 was $4.93 per share and $10.17 per share, respectively. As of June 30, 2023, there was unrecognized share-based compensation expense related to unvested stock options of $21.5 million which the Company expects to recognize over a weighted-average period of approximately 2.8 years.
The fair value of the stock options granted during the six months ended June 30, 2023 was determined using the Black-Scholes option pricing model with the following assumptions:

FOR THE SIX MONTHS ENDED JUNE 30, 2023
Expected volatility	89.14% - 92.27%
Expected term (years)	5.50 - 6.08
Risk free interest rate	3.58% - 4.52%
Expected dividend yield	—
Exercise price	$5.38 - $7.83
A summary of the status of the Company's nonvested restricted common stock awards at June 30, 2023 and changes during the six months ended June 30, 2023 was as follows:

Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested restricted stock awards at December 31, 2022	1,006,368	$3.48
Granted	—	$—
Vested	(329,883)	$3.05
Forfeited	(91,155)	$2.77
Outstanding nonvested restricted stock awards at June 30, 2023	585,330	$3.83
As of June 30, 2023, there was unrecognized share-based compensation expense related to unvested restricted stock awards of $2.1 million, which the Company expects to recognize over a weighted-average period of approximately 1.7 years.

A summary of the status of the Company's nonvested restricted common stock units at June 30, 2023 and changes during the six months ended June 30, 2023 was as follows:

Restricted Stock Units	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested restricted stock units at December 31, 2022	128,600	$11.12
Granted	38,400	$5.66
Forfeited	—	$—
Vested	(1,925)	$7.68
Outstanding nonvested restricted stock units at June 30, 2023	165,075	$9.89
As of June 30, 2023, there was unrecognized share-based compensation expense related to unvested restricted stock units of $1.0 million, which the Company expects to recognize over a weighted-average period of approximately 2.0 years.
2021 Employee Stock Purchase Plan
In connection with the Company's IPO, the board of directors adopted the Rallybio Corporation 2021 Employee Stock Purchase Plan (the "2021 ESPP"), which initially reserved 291,324 shares of the Company's common stock for future issuances. The share pool will automatically increase on January 1st of each year until 2031, by the lesser of (i) one percent of the number of shares of the Company's common stock outstanding as of such date, (ii) 582,648 shares of the Company’s common stock and (iii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date. On January 1, 2023 and January 1, 2022, the 2021 ESPP share pool was automatically increased by 378,373 shares and 321,309 shares, respectively. As of June 30, 2023, the total number of shares of the Company's common stock that were available for future issuance under the 2021 ESPP was 908,738 shares. During the six months ended June 30, 2023, the Company issued 43,423 shares under the 2021 ESPP. The Company did not issue any shares during the six months ended June 30, 2022 under the 2021 ESPP.
For the three and six months ended June 30, 2023, the total share-based compensation for the 2021 ESPP was $60 thousand and $122 thousand, respectively. There was no share-based compensation for the 2021 ESPP for the three and six months ended June 30, 2022.
6. INVESTMENT IN JOINT VENTURE

The Company, through one of its wholly-owned subsidiaries, has a 50% interest of the joint venture entity, RE Ventures I, LLC, a limited liability company (“REV-I”). For the six months ended June 30, 2023 and 2022, the Company funded $0.8 million and $0.2 million, respectively, associated with the Company's commitment and its share of REV-I development. The Company did not provide funding to REV-I during the three months ended June 30, 2023 and 2022. The Company did not provide any additional financial support outside of capital contributions to REV-I during the three and six months ended June 30, 2023 and 2022. While the Company held a 50% interest in the joint venture as of June 30, 2023, based on management’s analysis, the Company is not the primary beneficiary of REV-I and accordingly, the entity is not consolidated in the Company's condensed consolidated financial statements.
For the three and six months ended June 30, 2023, the Company recorded its allocable share of REV-I’s losses, which totaled $0.2 million and $0.8 million, respectively, and $0.3 million and $0.7 million, respectively, for the three and six months ended June 30, 2022, as a loss on investment in joint venture within the condensed consolidated statements of operations and comprehensive loss. After recognition of its share of losses for the period, the carrying value and maximum exposure to risk of the REV-I investment as of December 31, 2022 was $30 thousand, which was recorded in investment in joint venture in the accompanying condensed consolidated balance sheets. There was no carrying value remaining of the REV-I investment as of June 30, 2023. During the period subsequent to June 30, 2023 and through the date of these condensed consolidated financial statements, the Company funded the joint venture an additional $0.8 million.

7. COMMITMENTS AND CONTINGENCIES

Purchase Commitments—The Company enters contracts in the normal course of business with contract research organizations and other third-party vendors for clinical trials and testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and are cancellable by us upon written notice. Payments that may be due upon cancellation consist of payments for services provided or expenses incurred prior to cancellation. As of June 30, 2023 and December 31, 2022 there were no amounts accrued related to termination charges.
8. NET LOSS PER COMMON SHARE

Basic and diluted loss per common share was calculated as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(in thousands except share and per share amounts)	2023	2022	2023	2022
Net loss	$(18,630)	$(17,583)	$(35,948)	$(32,081)
Weighted-average number of common shares outstanding, basic and diluted	40,363,902	30,588,931	40,306,715	30,453,913
Net loss per common share, basic and diluted	$(0.46)	$(0.57)	$(0.89)	$(1.05)
Basic net loss per share of common stock is based on the weighted-average number of shares of common stock outstanding during the period. Pre-funded warrants to purchase 3,333,388 shares of common stock that were issued in connection with the November 2022 follow-on offering were included in the weighted-average number of common shares outstanding for the three and six months ended June 30, 2023. The weighted average number of common shares outstanding diluted for the three and six months ended June 30, 2023 excludes approximately 5.1 million stock options and unvested restricted stock awards and units, which were not dilutive and not included in the computation of net loss per common share. The weighted-average number of common shares outstanding diluted for three and six months ended June 30, 2022 excludes approximately 4.3 million stock options and unvested restricted stock awards and units, which were not dilutive and not included in the computation of net loss per common share.

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
Maternal Fetal Blood Disorders
RLYB212 is a monoclonal anti-HPA-1a antibody for the prevention of FNAIT, a potentially life-threatening rare hematological disease that impacts fetuses and newborns. We are currently conducting multiple clinical trials as part of the RLYB212 development program.
In the first quarter of 2023, we announced RLYB212 achieved proof-of-concept in a Phase 1b study. In June 2023, results from this study were presented at the 31st Congress of the International Society for Thrombosis and Haemostasis. In the Phase 1b study, subcutaneous RLYB212 administration produced a dose-dependent, rapid and complete elimination of transfused HPA-1a positive platelets in HPA-1a negative subjects, with both dose groups meeting the pre-specified proof-of-concept criteria of ≥ 90% reduction in mean platelet elimination half-life. Mean platelet elimination half-life was 5.8 hours (0.09mg dose) and 1.5 hours (0.29mg dose) for RLYB212 compared to 71.7 hours for placebo. RLYB212 was well-tolerated with no reports of serious or severe adverse events.
In the first quarter of 2023, we also initiated dosing in the multiple dose cohort of our single-center Phase 1 study in Europe which will evaluate the safety and pharmacokinetics ("PK") of RLYB212 based on repeat subcutaneous dosing over 12 weeks in healthy HPA-1a negative subjects. We expect to report results from this cohort in the fourth quarter of 2023. We remain on track to complete the comprehensive toxicology program for RLYB212, including maternal-fetal toxicology, in the fourth quarter of 2023.
Based on the data from the clinical and preclinical programs and following planned discussions with regulatory authorities, we expect to initiate a Phase 2 dose confirmation study for RLYB212 in the second half of 2024. This study will be designed to confirm the RLYB212 dose regimen in pregnant women at higher risk of FNAIT. Following completion of the Phase 2 dose confirmation study and consultation with regulatory authorities, Rallybio expects to initiate a Phase 3 registrational study.
We are conducting a prospective, non-interventional, multinational FNAIT natural history alloimmunization study. This study is designed to screen up to 30,000 expectant mothers presenting at the Gestational Week 10 to 14 prenatal visit to determine the frequency of women at higher FNAIT risk among expectant mothers of different racial and ethnic characteristics, as well as the frequency of HPA-1a alloimmunization and pregnancy outcomes among these women. Subject to discussion with regulatory authorities, we expect that data from this study will contribute to a control dataset for a future single-arm Phase 3 registrational study for RLYB212. The FNAIT natural history study will operationalize de novo the laboratory test paradigm for FNAIT risk and generate FNAIT laboratory test performance data that we plan to use for future regulatory discussions. We plan to screen an estimated 7,600 women in the study by the end of 2023. The Company expects screening for the natural history study to continue simultaneously with execution of the Phase 2 study.
Complement Dysregulation
We are also developing therapies that address diseases of complement dysregulation, including paroxysmal nocturnal hemoglobinuria ("PNH"), generalized myasthenia gravis ("gMG"), severe dermatologic indications, and ophthalmic disorders. RLYB116 is a novel, potentially long-acting, subcutaneously injected inhibitor of C5 in development for the treatment of patients with complement-related diseases. RLYB114 is a pegylated C5 inhibitor in development for complement-mediated ophthalmic disorders.
We are advancing the Phase 1 multiple ascending dose study of RLYB116. This single-blind, dose escalation, placebo-controlled study is designed to evaluate the safety, PK, and pharmacodynamics ("PD") of RLYB116 in healthy participants. We currently expect to report initial data from this Phase 1 study in the fourth quarter of 2023 at which time we intend to provide our initial plans for the indications we intend to target with RLYB116.
In July 2023, we announced the acceptance of an abstract for a poster that will include data from the Phase 1 first-in-human single ascending dose clinical study of RLYB116. The poster will be presented at the 29th International Complement Workshop, which will take place in Newcastle, UK from August 31 to September 5, 2023.
In February 2023, we announced a research collaboration with EyePoint Pharmaceuticals, Inc. ("EyePoint") to explore and assess the viability of utilizing Rallybio’s inhibitor of C5 in EyePoint’s Durasert® technology for sustained intraocular delivery. The initial focus will be on geographic atrophy, an advanced form of age-related macular degeneration that leads to irreversible vision loss.
Hematological Disorders
In May 2022, we obtained worldwide exclusive rights to Sanofi Kymab Limited’s ("Sanofi") KY1066, now referred to as RLYB331, a preclinical antibody. We believe RLYB331 has the potential to address a significant unmet need for patients with severe anemias with ineffective erythropoiesis and iron overload, including beta thalassemia and a subset of lower risk myelodysplastic syndromes. We believe these patients are currently underserved by the existing standard of care. RLYB331 is a preclinical therapeutic monoclonal antibody that inhibits Matriptase-2 ("MTP-2"). The inhibition of MTP-2 significantly increases levels of hepcidin, decreases iron load and treats ineffective erythropoiesis. We are conducting investigational new drug ("IND")-enabling activities for RLYB331 to support transition into clinical development.
Metabolic Disorders
In collaboration with Exscientia Limited ("Exscientia"), we are working toward the selection of a small molecule development candidate to advance into the clinic targeting an Ectonucleotide Pyrophosphatase/Phosphodiesterase 1 inhibitor for the treatment of patients with hypophosphatasia ("HPP"). Our focus is to identify a lead compound and generate mouse in vivo biomarker evidence to support modulation of on-target activity. Through our collaboration with a leading global HPP expert, preclinical in vivo efficacy data is expected in the second half of 2023. Following the successful completion of the in vivo studies, we expect to commence IND enabling studies under the collaboration.
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
Recent Updates
On August, 1, 2023, Stephen Uden, M.D. became Chief Executive Officer of Rallybio, and a member of the Board of Directors. Dr. Uden remains President of Rallybio. He succeeded Martin Mackay, Ph.D. as Chief Executive Officer. Dr. Mackay was appointed Executive Chairman effective on August 1, 2023. As Executive Chairman, Dr. Mackay remains a full-time employee and is actively involved with the Company, with a particular focus on company strategy, investor relations and related activities.

Our Operations
Since inception, we have devoted substantially all of our resources to raising capital, organizing and staffing the Company, business planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing our product candidates, preparing for and conducting clinical trials and establishing arrangements with third parties for the manufacture of our product candidates and component materials, including activities relating to our preclinical development and manufacturing activities for each of our programs. We do not have any product candidates approved for sale and have not generated any revenue from product sales.
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
In November 2022, we completed a follow-on offering of approximately $54.8 million pursuant to which we issued 5,803,655 shares of common stock, inclusive of 803,654 shares of common stock sold pursuant to the partial exercise of the underwriters' option to purchase additional shares at a price of $6.00 per share, and we issued to certain investors in lieu of common stock, pre-funded warrants to purchase up to an aggregate of 3,333,388 shares of common stock at a price of $5.9999, which represents the per share public offering price for the shares less the $0.0001 per share exercise price for each pre-funded warrant. The net proceeds from the November 2022 follow-on offering were approximately $50.8 million, after deducting underwriting discounts and commissions and other offering costs.
As of June 30, 2023, we had cash, cash equivalents and marketable securities of $137.8 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. This estimate and our expectation to advance the preclinical and clinical development of RLYB212, RLYB116, and any other product candidates are based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, or our clinical trials may be more expensive, time consuming or difficult to design or implement than we currently anticipate. See “—Liquidity and Capital Resources.”
We have incurred significant operating losses since inception, including net losses of $18.6 million and $35.9 million for the three and six months ended June 30, 2023, respectively, and $17.6 million and $32.1 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $196.6 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We have not commercialized any products and have never generated revenue from the commercialization of any product. We expect to incur significant additional operating losses in the foreseeable future as we advance our programs through preclinical and clinical development, expand our research and development activities, acquire and develop new product candidates, complete preclinical studies and clinical trials, finance our business development strategy, seek regulatory approval for the commercialization of our product candidates and commercialize our products, if approved. Our expenses will increase substantially if and as we:
▪advance our Phase 1 clinical trial for RLYB212, our product candidate for our FNAIT prevention program;
▪advance our clinical trial for RLYB116, and file an IND or a clinical trial application ("CTA") for other product candidates;
▪advance our natural history alloimmunization study of FNAIT and other studies, including our planned Phase 2 clinical study, to support our development program and related regulatory submissions for RLYB212;
▪seek regulatory approvals for RLYB212, RLYB116 and any other product candidates, as well as for any related companion diagnostic, if required;
▪continue our discovery and development joint venture with Exscientia;
▪continue our discovery and development collaboration with AbCellera;

▪continue to develop additional product candidates;
▪hire additional clinical, scientific, and commercial personnel;
▪add operational, financial, and management personnel, including personnel to support our product development and planned future commercialization efforts and to support our operations as a public company;
▪acquire or in-license other product candidates or technologies;
▪maintain, expand, and protect our intellectual property portfolio;
▪secure a commercial manufacturing source and supply chain capacity sufficient to produce commercial quantities of any product candidate for which we obtain regulatory approval; and
▪establish a sales, marketing and distribution infrastructure to commercialize our programs, if approved, and for any other product candidates for which we may obtain marketing approval.
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
Components of Results of Operations
Operating Expenses
Research and Development Expenses
Research and development expenses consist of costs incurred in connection with our research and development activities, including our drug discovery efforts and the development of our product candidates. We expense research and development costs as incurred, which include:
▪external research and development expenses incurred under agreements with third parties, such as contract research organizations ("CROs") as well as investigative sites and consultants that conduct our clinical trials and other scientific development services;
▪costs related to manufacturing material for our clinical trials, including, expenses related to the manufacturing scale-up and fees paid to contract manufacturer organizations ("CMOs");
▪employee-related expenses, including salaries, bonuses, benefits, share-based compensation and other related costs for those employees involved in research and development efforts;
▪costs of outside consultants, including their fees, and related travel expenses;
▪expenses to acquire technologies, such as intellectual property, to be used in research and development including in-process research and development ("IPR&D") that has no alternative future use at the time of asset acquisitions;
▪costs related to compliance with quality and regulatory requirements; and

▪facilities, depreciation and other indirect costs allocated to employees and activities supporting our research and development efforts.
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
The successful development of our product candidates is highly uncertain. We plan to substantially increase our research and development expenses for the foreseeable future as we continue the development of our product candidates and manufacturing processes and conduct discovery and research activities for our clinical programs. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future clinical trials, regulatory developments, our ongoing assessments as to each product candidate’s commercial potential and the availability of capital. We will need to raise substantial additional capital in the future. Our clinical development costs are expected to increase significantly with our ongoing clinical trials. We anticipate that our expenses will increase substantially and may fluctuate from quarter to quarter, particularly due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:
▪the scope, rate of progress and expenses of our ongoing research activities and clinical trials and other research and development activities;
▪successful enrollment in and completion of clinical trials;
▪whether our product candidates show safety and efficacy in our clinical trials;
▪receipt of marketing approvals from applicable regulatory authorities;
▪establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
▪obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
▪commercializing product candidates, if and when approved, whether alone or in collaboration with others; and
▪continued acceptable safety profile of the products following any regulatory approval.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations:

	FOR THE THREE MONTHS ENDED JUNE 30,
(in thousands)	2023	2022	CHANGE
Operating expenses:
Research and development	$13,130	$10,138	$2,992
General and administrative	6,953	7,477	(524)
Total operating expenses	20,083	17,615	2,468
Loss from operations	(20,083)	(17,615)	(2,468)
Total other income, net	1,670	370	1,300
Loss from continuing operations	(18,413)	(17,245)	(1,168)
Loss on investment in joint venture	217	338	(121)
Net loss	$(18,630)	$(17,583)	$(1,047)

Operating Expenses
Research and Development Expenses
The following table summarizes our research and development costs for each of the periods presented:

	FOR THE THREE MONTHS ENDED JUNE 30,
	2023	2022	Change
(in thousands)
Direct research and development by program
RLYB211	$141	$79	$62
RLYB212	5,979	2,106	3,873
RLYB116	2,508	903	1,605
RLYB114	52	493	(441)
RLYB331	208	—	208
Other program candidates	362	47	315
Asset acquisition IPR&D expense	—	3,073	(3,073)
Other unallocated research and development costs
Personnel expenses (including share-based compensation)	3,704	3,303	401
Other expenses	176	134	42
Total research and development expenses	$13,130	$10,138	$2,992
Research and development expenses were $13.1 million for the three months ended June 30, 2023, compared to $10.1 million for the three months ended June 30, 2022. The increase of $3.0 million in 2023 as compared to 2022 was primarily due to:
▪a $3.9 million increase in costs related to the development of RLYB212, primarily attributable to an increase in clinical development and manufacturing costs;
▪a $1.6 million increase in costs related to the development of RLYB116, primarily attributable to an increase in clinical development and other research and development costs to advance RLYB116; and
▪a $0.4 million increase in payroll and personnel-related costs, including an increase of $0.3 million in non-cash share-based compensation expense.
These increases were partially offset by:
▪a $3.1 million decrease in asset acquisition IPR&D expense related to the acquisition of the worldwide exclusive rights to Sanofi’s KY1066, now referred to as RLYB331 in the second quarter 2022. We have not recorded any asset acquisition related IPR&D expense for the three months ended June 30, 2023; and
▪a $0.4 million decrease in costs related to the development of RLYB114, primarily attributable to a decrease in preclinical research and development costs and clinical manufacturing activities as compared to the three months ended June 30, 2022.
General and Administrative Expenses
General and administrative expenses were $7.0 million for the three months ended June 30, 2023, compared to $7.5 million for the three months ended June 30, 2022. The decrease of $0.5 million is primarily related to a decrease in payroll and personnel-related costs, including a decrease of $0.2 million in non-cash share-based compensation expense.
Total Other Income, Net
Total other income, net, for the three months ended June 30, 2023 was income of $1.7 million compared to income of $0.4 million for the three months ended June 30, 2022. The change was due to an increase in interest income primarily attributable to an increase in interest income from marketable securities.

Loss On Investment In Joint Venture
Loss on investment in joint venture for the three months ended June 30, 2023 was $0.2 million compared to $0.3 million for the three months ended June 30, 2022.
Comparison of the Six Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations:

	FOR THE SIX MONTHS ENDED JUNE 30,
(in thousands)	2023	2022	CHANGE
Operating expenses:
Research and development	$24,332	$17,786	$6,546
General and administrative	14,125	14,147	(22)
Total operating expenses	38,457	31,933	6,524
Loss from operations	(38,457)	(31,933)	(6,524)
Total other income, net	3,289	580	2,709
Loss from continuing operations	(35,168)	(31,353)	(3,815)
Loss on investment in joint venture	780	728	52
Net loss	$(35,948)	$(32,081)	$(3,867)
Operating Expenses
Research and Development Expenses
The following table summarizes our research and development costs for each of the periods presented:

	FOR THE SIX MONTHS ENDED JUNE 30,
	2023	2022	Change
(in thousands)
Direct research and development by program
RLYB211	$263	$235	$28
RLYB212	11,557	4,597	6,960
RLYB116	3,742	1,521	2,221
RLYB114	161	1,720	(1,559)
RLYB331	525	—	525
Other program candidates	362	47	315
Asset acquisition IPR&D expense	—	3,073	(3,073)
Other unallocated research and development costs
Personnel expenses (including share-based compensation)	7,345	6,336	1,009
Other expenses	377	257	120
Total research and development expenses	$24,332	$17,786	$6,546
Research and development expenses were $24.3 million for the six months ended June 30, 2023, compared to $17.8 million for the six months ended June 30, 2022. The increase of $6.5 million in 2023 as compared to 2022 was primarily due to:
▪a $7.0 million increase in costs related to the development of RLYB212, primarily attributable to an increase in clinical development and manufacturing costs;
▪a $2.2 million increase in costs related to the development of RLYB116, primarily attributable to an increase in clinical development and other research and development costs to advance RLYB116; and

▪a $1.0 million increase in payroll and personnel-related costs, including an increase of $0.6 million in non-cash share-based compensation expense.
These increases were partially offset by:
▪a $3.1 million decrease in asset acquisition IPR&D expense related to the acquisition of the worldwide exclusive rights to Sanofi’s KY1066, now referred to as RLYB331 in the second quarter 2022. We have not recorded any asset acquisition related IPR&D expense for the six months ended June 30, 2023; and
▪a $1.6 million decrease in costs related to the development of RLYB114, primarily attributable to a decrease in preclinical research and development costs and clinical manufacturing activities as compared to the six months ended June 30, 2022.
General and Administrative Expenses
General and administrative expenses were consistent at $14.1 million for each of the six months ended June 30, 2023 and 2022. General and administrative expenses remained consistent for this period primarily due to increased professional fees in the six months ended June 2023, offset by a decrease in personnel-related costs as compared to the same period in 2022.
Total Other Income, Net
Total other income, net, for the six months ended June 30, 2023 was income of $3.3 million compared to income of $0.6 million for the six months ended June 30, 2022. The change was due to an increase in interest income primarily attributable to an increase in interest income from marketable securities.
Loss On Investment In Joint Venture
Loss on investment in joint venture for the six months ended June 30, 2023 was $0.8 million compared to $0.7 million for the six months ended June 30, 2022.
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
In August 2022, we filed a Registration Statement on Form S-3 (the “Shelf”) with the SEC in relation to the registration and potential future issuance of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $300.0 million. The Shelf was declared effective on August 15, 2022. The Company also simultaneously entered into a Sales Agreement, dated as of August 8, 2022 (the "Sales Agreement") with Cowen and Company, LLC ("Cowen"). In accordance with the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time at prices through Cowen acting as our agent. Pursuant to the Sales Agreement, sales of our common stock, if any, will be made in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the "Securities Act"). Under the Sales Agreement, Cowen will be entitled to compensation equal to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. As of June 30, 2023, the Company has not sold any shares of common stock pursuant to the Sales Agreement.
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

As of June 30, 2023, we had $137.8 million of cash, cash equivalents and marketable securities.
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
Because of the numerous risks and uncertainties, length of time and scope of activities associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the actual amount of funds we will require for development, approval and any approved marketing and commercialization activities. Our future capital requirements, both near and long-term, will depend on many factors, including, but not limited to:
▪the initiation, progress, timing, costs and results of our clinical trials through all phases of development, including our Phase 1 and Phase 1b clinical trials, and our planned Phase 2 clinical trial, for RLYB212, the clinical trial for RLYB116 and the development of any other product candidates;
▪the identification, assessment, acquisition and/or development of additional research programs and additional product candidates;
▪the outcome, timing and cost of meeting regulatory requirements established by the FDA, EMA and other comparable foreign regulatory authorities, including any additional clinical trials required by the FDA, EMA or other comparable foreign regulatory authorities;
▪the willingness of the FDA, EMA and other comparable foreign regulatory authorities to accept our clinical trial designs, as well as data from our completed and planned preclinical studies and clinical trials, as the basis for review and approval of RLYB212, RLYB116 and any other product candidates;
▪the cost and timing of the manufacture and supply of non-clinical and clinical trial material for RLYB212, RLYB116 and our other product candidates;
▪the progress, timing and costs of the development by us or third parties of companion diagnostics, if required, for RLYB212 or any other product candidates, including design, manufacturing and regulatory approval;
▪the cost of filing, prosecuting and enforcing our patent claims and other intellectual property rights;
▪the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us;
▪the costs associated with potential clinical trial liability or product liability claims, including the costs associated with obtaining insurance against such claims and with defending against such claims;
▪the effect of competing technological and market developments;
▪our ability to develop and commercialize products that are considered medically and/or financially differentiated to competitive products by physicians, patients and payers;

▪the cost and timing of completion of commercial-scale manufacturing activities;
▪the cost of making royalty, milestone or other payments under our current or any future in-license agreements;
▪our ability to maintain our collaborations with Exscientia and AbCellera on favorable terms and establish new collaborations;
▪the extent to which we in-license or acquire additional product candidates or technologies;
▪the severity, duration and impact of the COVID-19 pandemic, which may adversely impact our business;
▪the cost of establishing sales, marketing and distribution capabilities for our product candidates, if approved;
▪the initiation, progress and timing of our commercialization of RLYB212 and RLYB116, if approved, or any other product candidates;
▪the availability of third-party coverage and reimbursement for and pricing of any approved products; and
▪the costs of operating as a public company.
A change in the outcome of any of these, or other variables with respect to the development of any of our product candidates, could significantly change the costs and timing associated with the development of that product candidate. We will need to continue to rely on additional financing to achieve our business objectives.
In addition to the variables described above, if and when any of our product candidates successfully complete development, we will incur substantial additional costs associated with regulatory filings, marketing approvals, post-marketing requirements, maintaining our intellectual property rights and regulatory protection, in addition to other commercial costs. We cannot reasonably estimate these costs at this time.
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
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	FOR THE SIX MONTHS ENDED JUNE 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(32,149)	$(27,285)
Net cash provided by (used in) investing activities	7,679	(87,296)
Net cash provided by financing activities	71	—
Net decrease in cash and cash equivalents	$(24,399)	$(114,581)
Operating Activities
During the six months ended June 30, 2023, net cash used in operating activities was $32.1 million as compared to $27.3 million for the six months ended June 30, 2022. The increase in cash used in operating activities was primarily due to an increase in research and development expenses as compared to the six months ended June 30, 2022. Our research and development expenses increased due to the advancement of our RLYB212 and RLYB116 product candidates and an increase in payroll and personnel-related costs as compared to the six months ended June 30, 2022.
Investing Activities
Net cash provided by investing activities was $7.7 million for the six months ended June 30, 2023 as compared to $87.3 million of net cash used in investing activities for the six months ended June 30, 2022. The increase in net cash provided by investing activities was primarily related to the proceeds from maturities of highly rated debt securities during the six months ended June 30, 2023 as compared to the purchases of highly rated debt securities during the six months ended June 30, 2022.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2023 was $0.1 million, representing the issuance of common stock under the 2021 ESPP, offset by payments of offering costs related to our November 2022 follow-on offering. There was no cash used in or provided by financing activities for the six months ended June 30, 2022.
Contractual Obligations
There have been no other material changes in our contractual obligations and commitments during the six months ended June 30, 2023 from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.
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
Off-Balance Sheet Arrangements
As of June 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are not required to provide the information under this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We are a clinical-stage biotechnology company with a limited operating history. As a result, we are not profitable and have incurred significant losses since our formation. We had net losses of $66.7 million and $47.0 million for the years ended December 31, 2022 and 2021, respectively and $35.9 million and $32.1 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $196.6 million. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to gain regulatory approval and become commercially viable. Since inception, we have devoted substantially all of our resources to raising capital, organizing and staffing the Company, business planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing our product candidates and preparing for clinical trials and establishing arrangements with third parties for the manufacture of our product candidates and component materials, including activities relating to our preclinical development and manufacturing activities for each of our programs and our Phase 1 clinical trials for RLYB212 and RLYB116, and planned Phase 2 clinical trial for RLYB212. We do not have any product candidates approved for sale and have not generated any revenue from product sales.
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
▪advance Phase 1 and Phase1b clinical trials, and our planned Phase 2 clinical trial, for RLYB212, our lead product candidate for our FNAIT program;
▪advance Phase 1 and Phase1b clinical trials for RLYB116, and file an IND or a CTA for other product candidates;
▪advance our natural history alloimmunization study of FNAIT ("FNAIT Natural History Alloimmunization Study"), and other studies to support our development program and related regulatory submissions for RLYB212;
▪seek regulatory approvals for RLYB212, RLYB116 and any other product candidates, as well as for any related companion diagnostic, if required;
▪continue our discovery and development activities with Exscientia;
▪continue to discover and develop additional product candidates;
▪hire additional clinical, scientific, and commercial personnel;
▪add operational, financial, and management personnel, including personnel to support our product development and planned future commercialization efforts and to support our transition to a public company;
▪acquire or in-license other product candidates or technologies;
▪maintain, expand, and protect our intellectual property portfolio;
▪secure a commercial manufacturing source and supply chain capacity sufficient to produce commercial quantities of any product candidate for which we obtain regulatory approval; and
▪establish a sales, marketing, and distribution infrastructure to commercialize our programs, if approved, and for any other product candidates for which we may obtain marketing approval.
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
We expect to spend significant amounts of capital to complete the development of, seek regulatory approvals for and, if approved, commercialize RLYB212 and RLYB116. These expenditures will include costs related to our ongoing Phase 1 and Phase 1b clinical trials for RLYB212 and RLYB116, and our planned Phase 2 clinical trial for RLYB212. We expect similar expenditures as we advance our FNAIT Natural History Alloimmunization Study and development of RLYB331. In addition, we are obligated to make certain milestone and royalty payments in connection with achievement of certain development and commercial milestones as well as the sale of resulting products under our agreements with Prophylix AS ("Prophylix"), Swedish Orphan Biovitrum AB (Publ) ("Sobi"), Affibody AB ("Affibody"), and Sanofi. We may also spend significant capital to develop laboratory tests, and if required by the FDA or other healthcare agencies, one or more companion diagnostics, to identify patients for inclusion in our clinical trials or who are likely to respond to our product candidates.
Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of June 30, 2023, will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. This estimate and our expectation to advance the preclinical and clinical development of RLYB212, RLYB116 and any other product candidates are based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, or our clinical trials may be more expensive, time consuming or difficult to design or implement than we currently anticipate. Changing circumstances, including any unanticipated expenses, could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because of the numerous risks and uncertainties, the length of time and scope of activities associated with development of RLYB212, RLYB116 or any product candidate we may develop is highly uncertain, we are unable to estimate the actual amount of funds we will require for development, approval and any approved marketing and commercialization activities. Our future capital requirements, both near and long-term, will depend on many factors, including, but not limited to:
▪the initiation, progress, timing, costs and results of our clinical trials through all phases of development, including our Phase 1 and Phase 1b clinical trials for RLYB212 and our planned Phase 2 clinical trial for RLYB212, the clinical trial for RLYB116, and the development of any other product candidates;
▪the identification, assessment, acquisition and/or development of additional research programs and additional product candidates;
▪the outcome, timing and cost of meeting regulatory requirements established by the FDA, EMA, and other comparable foreign regulatory authorities, including any additional clinical trials required by the FDA, EMA or other comparable foreign regulatory authorities;
▪the willingness of the FDA, EMA and other comparable foreign regulatory authorities to accept our clinical trial designs, as well as data from our completed and planned preclinical studies and clinical trials, as the basis for review and approval of RLYB212, RLYB116 and any other product candidates;
▪the cost and timing of the manufacture and supply of non-clinical and clinical trial material for RLYB212, RLYB116 and our other product candidates;
▪the progress, timing and costs of the development by us or third parties of companion diagnostics, if required, for RLYB212 or any other product candidates, including design, manufacturing and regulatory approval;
▪the cost of filing, prosecuting, and enforcing our patent claims and other intellectual property rights;
▪the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us;
▪the costs associated with potential clinical trial liability or product liability claims, including the costs associated with obtaining insurance against such claims and with defending against such claims;
▪the effect of competing technological and market developments;
▪our ability to develop and commercialize products that are considered medically and/or financially differentiated to competitive products by physicians, patients and payers;
▪the cost and timing of completion of commercial-scale manufacturing activities;

▪the cost of making royalty, milestone or other payments under our current or any future in-license agreements;
▪our ability to maintain our collaborations with Exscientia and AbCellera on favorable terms and establish new collaborations;
▪the extent to which we in-license or acquire additional product candidates or technologies;
▪the severity, duration and impact of the COVID-19 pandemic, which may adversely impact our business;
▪the cost of establishing sales, marketing and distribution capabilities for our product candidates, if approved;
▪the initiation, progress and timing of our commercialization of RLYB212 and RLYB116, if approved, or any other product candidates;
▪the availability of third-party coverage and reimbursement for and pricing of any approved products; and
▪the costs of operating as a public company.
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
Our financial condition and operating results have varied in the past and will continue to fluctuate from quarter-to-quarter and year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following, as well as other factors described elsewhere in this Quarterly Report on Form 10-Q:
▪variations in the level of expense related to the ongoing development of our product candidates or research pipeline;
▪delays or failures in advancement of existing or future product candidates into the clinic or in clinical trials;
▪the feasibility of developing, manufacturing and commercializing our product candidates;
▪our relationships, and any associated exclusivity terms, with strategic collaborators;
▪our execution of any additional collaboration, licensing or similar arrangements, and the timing of payments we may make or receive under existing or future arrangements, or the termination or modification of any such existing or future arrangements;
▪our operation in a net loss position in the foreseeable future;
▪our ability, ourselves or with collaborators, to develop a companion diagnostic, if required, and obtain marketing approval;
▪our ability to consistently manufacture our product candidates, including in sufficient quantities for clinical or commercial purposes;
▪our dependence on, and the need to attract and retain, key management and other personnel;
▪developments or disputes concerning patents or other proprietary rights, litigation matters and our ability to obtain and maintain patent protection for our product candidates;
▪strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
▪if any of our product candidates receives regulatory approval, the terms of such approval and market acceptance and demand for such product candidates;
▪business interruptions such as power outages, strikes, civil unrest, wars, acts of terrorism or natural disasters;

▪potential advantages that our competitors and potential competitors may have in developing and commercializing competing technologies or products, securing funding for or obtaining the rights to critical intellectual property;
▪regulatory developments affecting our product candidates or those of our competitors; and
▪our ability to use our net operating loss ("NOL") and income tax credit carryforwards to offset income tax.
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
In addition, we have received approval for two CTAs in for RLYB212. In the first quarter of 2023, we announced proof-of-concept in the Phase 1b study for RLYB212, and we expect to initiate a Phase 2 dose confirmation study for RLYB212 in the second half of 2024 . Any delays in the advancement of our clinical trials for RLYB212 could impact our product development timelines, result in increased costs, affect our ability to obtain marketing approval for RLYB212 according to our plans, and delay commercialization.
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
Commercialization of product candidates we may develop will require additional preclinical and clinical development; regulatory and marketing approval in multiple jurisdictions, including by the FDA and the EMA; obtaining manufacturing supply, capacity and expertise; building of a commercial organization; and significant marketing efforts. The success of our most advanced product candidates and other product candidates will depend on several factors, including the following:
▪successful and timely initiation of preclinical studies, and successful and timely initiation of, enrollment in, and completion of our clinical trials with results that support a finding of safety and effectiveness and an acceptable risk-benefit profile of our product candidates in the intended populations within the timeframes we have projected;
▪regulatory grants of authorization to proceed under INDs or CTAs such that we can commence planned or future clinical trials of our product candidates;
▪sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
▪receipt of regulatory approvals from applicable regulatory authorities for our product candidates, and if required, in vitro diagnostic devices including companion diagnostics;
▪our ability to successfully utilize certain delivery systems, such as pre-filled syringes ("PFSs"), pen-injectors and/or autoinjectors, for certain of our product candidates and to obtain regulatory approval of any such drug/device combination product;
▪the outcome, timing, and cost of meeting regulatory requirements, including any post-marketing commitments, established by the FDA, EMA and other comparable foreign regulatory authorities;
▪establishing commercially viable arrangements with third-party manufacturers for clinical supply and commercial manufacturing;
▪obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
▪establishing sales, marketing and distribution capabilities, whether alone or through a collaboration, to support commercialization of our product candidates, if and when approved;
▪acceptance of the product candidates, if and when approved, by patients, the medical community and third-party payors;

▪effectively differentiating and competing with other therapies approved and/or used for the same indications as our product candidates, particularly RLYB116;
▪establishing appropriate prices for any product candidates that receive regulatory approval that reflect the value that the product candidates offer in the indications for which they are approved;
▪obtaining and maintaining third-party coverage and reimbursement;
▪enforcing and defending intellectual property rights and claims; and
▪maintaining an acceptable safety profile of the product candidates following approval.
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
The global COVID-19 pandemic continues to impact worldwide economic activity, particularly economic activity in the United States, and poses a continued risk that we or our employees, contractors, suppliers, or other partners may be prevented from or delayed in conducting business activities for an indefinite period of time, including due to shutdowns, quarantines and other public health measures that may be requested or mandated by governmental authorities. The continued prevalence of COVID-19 and the measures taken by the governments of countries affected could disrupt the supply chain and the manufacture or shipment of both drug substance and finished drug product for our product candidates for preclinical testing or clinical trials, cause diversion of healthcare resources away from the conduct of preclinical and clinical trial matters to focus on pandemic concerns, limit travel in a manner that interrupts key trial activities, such as trial site initiations and monitoring, delay regulatory filings with regulatory agencies in affected areas or adversely affect our ability to obtain or timing to obtain regulatory approvals. These actions have in the past, continue to and could in the future negatively affect our preclinical studies, clinical trials, manufacturing and other business operations, including:
▪Preclinical studies and clinical trials: The continued impact of COVID-19 may cause delays and disruptions to some of our preclinical studies and clinical trials, which could include a slow down in enrollment and more difficult or intermittent collection of data for patients enrolled in trials as a result of healthcare provider response to COVID-19. In addition, some participants and clinical investigators may be unable or unwilling to comply with clinical trial protocols. We initiated a global natural history study for FNAIT in September 2021 that requires screening a large number of potential participants, as well as clinical trials for RLYB212 and RLYB116, and we could experience delays in screening due to COVID-19. Significant delays or disruptions to our preclinical studies or clinical trials could adversely affect our ability to timely initiate studies, conduct successful studies, generate scientifically robust clinical data, obtain regulatory approvals or commercialize our product candidates.
▪Manufacturing and supply: We have encountered only limited disruptions to our manufacturing and supply chain as a result of COVID-19 to date, which have not had a material adverse impact on our business, but significant or prolonged disruptions could materially impact our business, operations or financial results. Even if our manufacturing operations are not materially disrupted, pandemic-related disruptions in other businesses, such as shipping and logistics companies, could affect the availability of our product candidates for our preclinical studies and clinical trials.
▪Operations: In accordance with direction from state and local government authorities to protect the health of our employees, their families, and our communities, we made several changes to our operations in response to COVID-19. This response included performing office-based work outside of the office. Our increased reliance on personnel working from home may negatively impact productivity or disrupt, delay or otherwise adversely impact our business. In addition, remote working could increase our cyber security risk. Government authorities could impose further restrictions, including mandated shutdown of businesses, which may negatively affect our operations.
▪Stock Price: The extent and duration of the impact of the COVID-19 pandemic on our stock price is uncertain. The COVID-19 pandemic may cause our stock price to be more volatile, and our ability to raise capital could be impaired.
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
Research programs to develop additional product candidates require substantial technical, financial, and human resources whether or not they are ultimately successful. Our efforts may initially show promise in identifying potential indications or product candidates, yet fail to yield results for clinical development for several reasons, including:
▪the research methodology used may not be successful in identifying potential indications or product candidates;
▪potential product candidates may, after further study, be shown to have harmful or unexpected adverse effects or other characteristics that indicate they are unlikely to be effective drugs; or
▪it may take greater human and financial resources than we possess to identify additional therapeutic opportunities for our product candidates or to develop suitable potential product candidates through research programs, thereby limiting our ability to develop, diversify, and expand our product portfolio.
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
We may experience delays in initiating and completing any clinical trials that we intend to conduct, and we do not know whether planned preclinical studies or clinical trials, will begin on time, need to be redesigned, enroll an adequate number of patients on time, or be completed on schedule, or at all. We may experience numerous unforeseen events that could delay or prevent our ability to complete current clinical trials or initiate and complete new trials, any of which may delay or prevent us from receiving marketing approval or commercializing our product candidates. These events include, but are not limited to:
▪the FDA, EMA or other comparable foreign regulatory authorities requiring us to submit additional data or imposing other requirements before permitting us to commence a trial;
▪delays in receiving or denial by regulatory agencies of permission to proceed with our planned clinical trials or any other clinical trials we may initiate, or placement of a clinical trial on hold;
▪negative results from our non-clinical trials or clinical trials;
▪challenges, delays and cost involved in identifying, recruiting and retaining suitable patients and clinical trial sites in sufficient numbers to participate in clinical trials;
▪delays in reaching an agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
▪delays in obtaining institutional review board ("IRB") approval at each site within the United States, or Independent Ethics Committee ("IEC") approval at sites outside the United States;
▪delays or problems in analyzing data, or the need for additional analysis or data or the need to enroll additional patients;
▪failure by us, our CROs, trial sites or investigators to adhere to clinical trial, regulatory, legal or contractual requirements and perform trials in accordance with the FDA’s good clinical practice ("GCP") requirements and trial protocol;
▪inadequate quantity or quality of product candidate or other materials necessary to conduct clinical trials, for example as a result of delays in defining and implementing the manufacturing process for materials used in clinical trials or for the manufacture of larger quantities or other delays or issues arising in the manufacturing of sufficient supply of finished drug product;
▪problems with designing and readiness of in vitro diagnostic devices, including companion diagnostic testing, if required, and our inability, or that of our collaborators, to develop any required laboratory diagnostic tests or companion diagnostics for RLYB212 or any other product candidate;
▪lack of adequate funding to continue a clinical trial, including as a result of unanticipated costs or increases in costs of clinical trials;
▪occurrence of serious adverse events including unexpected serious adverse events, associated with the product candidate or reports from non-clinical or clinical testing of our own or competing therapies that raise safety or efficacy concerns, or delays or failures in addressing patient safety concerns that arise during the course of a trial;
▪changes in regulatory requirements and guidance that require changes to planned or ongoing preclinical and clinical studies, or the conduct of additional studies; and
▪difficulties recruiting and retaining employees, consultants or contractors with the required level of expertise.
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
Patient enrollment and retention in clinical trials depends on many factors, including:
▪the design of the clinical trial, including the patient eligibility criteria defined in the protocol;
▪the size and nature of the patient population required for analysis of the trial’s primary endpoints;
▪the existing body of safety and efficacy data with respect to the product candidate;
▪the proximity of patients to clinical sites;
▪our ability to recruit clinical trial investigators with the appropriate competencies and experience;
▪clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs or medical devices that may be approved for the indications we are investigating;
▪competing clinical trials being conducted by other companies or institutions, particularly for RLYB116;
▪our ability to obtain and maintain patient consents;
▪the risk that patients enrolled in clinical trials will drop out of the trials before completion; and
▪other factors we may not be able to control, such as the COVID-19 pandemic that may limit patients, principal investigators or staff, or clinical site availability.
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
Outside of the United States, our ability to initiate, enroll and complete a clinical trial successfully is subject to numerous additional risks, including:
▪difficulty in establishing or managing relationships with CROs and physicians;
▪different standards for the conduct of clinical trials;
▪our inability to locate qualified local consultants, physicians and partners; and

▪the potential burden of complying with a variety of foreign laws, medical standards and regulatory requirements, including the regulation of pharmaceutical and biotechnology products and treatment.
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
The results of preclinical studies, clinical trials or analyses of the results from such trials, may not be predictive of the results of later clinical trials. Product candidates in later clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and prior clinical trials or having shown promising results based on analyses of data from earlier trials. Late-stage clinical trials may include a larger number of patients and could differ in other significant ways from early-stage clinical trials, including changes to inclusion and exclusion criteria, patient population, efficacy endpoints, dosing regimen and statistical design. Our Phase 1b clinical trial for RLYB212 is single blinded, making it difficult to predict how rapid platelet clearance will lead to prevention of alloimmunization in pregnant women at higher risk for FNAIT and whether the results that we have observed and may observe in such trial will be repeated in larger and more advanced clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in later-stage clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding earlier promising results. In addition, conclusions based on promising data from analyses of clinical results, such as the prospective and post hoc analysis of results may be shown to be incorrect in subsequent clinical trials that have pre-specified end points or may not be considered adequate by regulatory authorities. Data from our Phase 1b clinical trial of RLYB212 has demonstrated proof-of-concept of our proposed mechanism of action, however, even if we complete later clinical trials as planned, we cannot be certain that their results will support the safety and efficacy requirements sufficient to obtain regulatory approval, and, as a result, our clinical development plans may be materially harmed.
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
If we or others later identify undesirable side effects caused by any product candidate that we develop after the product is approved, several negative consequences could result, which could materially harm our business, including:
▪regulatory authorities may suspend or withdraw approvals of such product candidate;
▪regulatory authorities may require additional warnings on the label, limit the approved use of such product candidate, or otherwise restrict distribution or marketing such as through requiring adoption of a REMS program;
▪we may be required to conduct additional clinical trials;
▪we could be sued and held liable for harm caused to patients; and
▪our reputation may suffer.
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
The FDA, EMA or other comparable foreign regulatory authority can delay, limit, or deny approval of RLYB212, RLYB116 or any of our other product candidates that we develop or require us to conduct additional preclinical or clinical testing or abandon a program for many reasons, including, but not limited to:
▪the FDA, EMA or other comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
▪we may be unable to demonstrate to the satisfaction of the FDA, EMA or other comparable foreign regulatory authorities that our product candidate is safe and effective for its proposed indication;
▪serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates, or other products containing an active ingredient in our product candidates;
▪negative or ambiguous results from our clinical trials or results that may not meet the level of statistical significance required by the FDA, EMA or other comparable foreign regulatory authorities for approval;
▪the population studied in the clinical trial may not be sufficiently broad or representative to assure safety and efficacy in the full population for which we seek approval;
▪the FDA, EMA or other comparable foreign regulatory authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care is potentially different from that of the United States or the applicable foreign jurisdiction;
▪we may be unable to demonstrate that our product candidate’s clinical and other benefits outweigh its safety risks;
▪the FDA, EMA or other comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

▪the data collected from clinical trials of our product candidates may not be acceptable or sufficient to support the submission of a BLA or NDA or to obtain regulatory approval in the United States or elsewhere, and we may be required to conduct additional clinical trials;
▪the FDA’s or the applicable foreign regulatory authority’s disagreement regarding the formulation, the labeling, and/or the specifications of our product candidates;
▪the FDA, EMA, or other comparable foreign regulatory authorities may require us to obtain clearance or approval of a companion diagnostic test;
▪additional time may be required to obtain regulatory approval for our product candidates because they are combination products;
▪the FDA, EMA or other comparable foreign regulatory authorities may fail to approve or find deficiencies with the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
▪the approval policies or regulations of the FDA, EMA or other comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.
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
Competition could render any product candidate we develop obsolete, less competitive, or uneconomical. In addition, product candidates developed by our competitors may prove to be more safe or more effective than our product candidates. Our competitors may, among other things:
▪have significantly greater name recognition and financial, manufacturing, marketing, product development, technical, commercial infrastructure, and human resources than we do;
▪more effectively recruit and retain qualified scientific and management personnel;
▪more effectively establish clinical trial sites and patient registration;
▪develop and commercialize products that are safer, more effective, less expensive, more convenient, or easier to administer, or have fewer or less severe side effects;
▪obtain quicker regulatory approval;
▪better protect their patents and intellectual property or acquire technologies that are complementary to, or necessary for, our programs;
▪implement more effective approaches to sales, marketing, pricing, coverage, market access, and reimbursement; or
▪form more advantageous strategic alliances or collaborations.
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
In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers, or manufacturing processes or failure to comply with regulatory requirements, may yield various results, including, but not limited to:
▪restrictions on manufacturing such products;
▪restrictions in the labeling or on the marketing of products;
▪restrictions on product distribution or use;
▪requirements to conduct post-marketing studies or additional post-marketing clinical trials;
▪issuance of warning letters or untitled letters;
▪refusal to approve pending applications or supplements to approved applications that we submit, or delays in such approvals;
▪recalls or market withdrawals of products;
▪fines, restitution, or disgorgement of profits or revenues;
▪suspension or termination of ongoing clinical trials;
▪suspension or withdrawal of marketing approvals;
▪refusal to permit the import or export of our products;
▪product seizure; and
▪injunctions, consent decrees, or the imposition of civil or criminal penalties.
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
Even if our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors and the medical community. Commercial success also will depend, in large part, on the coverage and reimbursement of our product candidates and associated screening and/or diagnostic tests by third-party payors, including private insurance providers and government payors. Various factors will influence whether our product candidates are accepted in the market if approved for commercial sale, including, but not limited to:
▪the efficacy, safety and tolerability of our products, and potential advantages compared to alternative treatments;
▪the clinical indications for which the product is approved, and product labeling or product insert requirements of the FDA, EMA or other comparable foreign regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;
▪the effectiveness of sales and marketing efforts;
▪the prevalence and severity of any side effects;
▪the cost of treatment in relation to alternative treatments, including any similar treatments;
▪our ability to offer our products for sale at competitive prices;
▪the availability and access to screening and/or diagnostic tests;
▪the convenience and ease of administration compared to alternative treatments;
▪the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
▪the strength of marketing and distribution support;
▪the availability of third-party coverage and reimbursement for any of our products that are approved and any screening and/or diagnostic testing, as appropriate; and
▪any restrictions on the use of our product together with other medications.
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
We may not realize the anticipated benefits of any current or future collaboration, each of which involves or will involve numerous risks, including:
▪a collaborator may shift its priorities and resources away from our product candidates due to a change in business strategies, or a merger, acquisition, sale, or downsizing;
▪a collaborator may seek to renegotiate or terminate its relationships with us due to unsatisfactory clinical results, manufacturing issues, a change in business strategy, a change of control or other reasons;
▪a collaborator may cease development in therapeutic areas that are the subject of our collaboration;
▪a collaborator may not devote sufficient capital or resources towards our product candidates, or may fail to comply with applicable regulatory requirements;

▪a collaborator may change the success criteria for a product candidate, thereby delaying or ceasing development of such candidate;
▪a significant delay in initiation of certain development activities by a collaborator will also delay payment of milestones tied to such activities, thereby impacting our ability to fund our own activities;
▪a collaborator could develop a product that competes, either directly or indirectly, with our product candidates;
▪a collaborator with commercialization obligations may not commit sufficient financial resources or personnel to the marketing, distribution, or sale of a product;
▪a collaborator with manufacturing responsibilities may encounter regulatory, resource, or quality issues and be unable to meet demand requirements;
▪a collaborator may terminate a strategic alliance;
▪a dispute may arise between us and a collaborator concerning the research, development, or commercialization of a product candidate resulting in a delay in milestones or royalty payments or termination of the relationship and possibly resulting in costly litigation or arbitration, which may divert management’s attention and resources; and
▪a collaborator may use our products or technology in such a way as to invite litigation from a third-party.
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
As of June 30, 2023, we had 45 full-time employees, upon whom we rely for various administrative, research and development, business development and other support services shared among our subsidiaries and the Exscientia joint venture. The size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support the operations of all of our subsidiaries and the Exscientia joint venture, including their research and development activities, the management of financial, accounting, and reporting matters, and the oversight of our third-party vendors and partners. If our centralized team or our third-party vendors and partners performing such functions fail to provide adequate administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.
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
We may be unable to establish necessary supply agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:
▪the possible breach of the manufacturing agreement by the third-party;
▪the possible termination or nonrenewal of the agreement by the third-party at a time that is costly or inconvenient for us;
▪reliance on the third-party for regulatory compliance, quality assurance, safety, and pharmacovigilance and related reporting; and

▪the possible inability of third-party suppliers to supply and/or transport materials, components and products to us in a timely manner as a result of disruptions to the global supply chain, including in connection with the COVID-19 pandemic.
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
Our business operations and current and future arrangements with contractors, investigators, healthcare professionals, consultants, third-party payors, patient organizations, and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell, and distribute our product candidates, if approved. Such laws, some of which may apply only after our products are approved for marketing, include:
▪U.S. federal false claims, false statements and civil monetary penalties laws prohibiting, among other things, any person from knowingly presenting, or causing to be presented, a false claim for payment of government funds or knowingly making, or causing to be made, a false statement to get a false claim paid;

▪U.S. federal healthcare program anti-kickback law, which prohibits, among other things, persons from offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for, or the purchasing or ordering of, a good or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid;
▪U.S. federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") which, in addition to privacy protections applicable to healthcare providers and other entities, prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
▪U.S. FDCA, which among other things, strictly regulates drug marketing, prohibits manufacturers from marketing such products prior to approval or for off-label use and regulates the distribution of samples;
▪U.S. federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;
▪U.S. federal Open Payments (or federal “sunshine” law), which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with certain healthcare providers to CMS for re-disclosure to the public, as well as ownership and investment interests held by physicians and their immediate family members;
▪U.S. federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
▪analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws; state laws requiring pharmaceutical companies to comply with specific compliance standards, restrict financial interactions between pharmaceutical companies and healthcare providers or report information related to payments to health care providers, marketing expenditures or drug prices; and state laws governing privacy, security, and breaches of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts;
▪U.S. laws and regulations prohibiting bribery and corruption, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (the "FCPA"), which, among other things, prohibits U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations or foreign government-owned or affiliated entities, candidates for foreign public office, and foreign political parties or officials thereof; and
▪similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of personal information, such as, where applicable, the General Data Protection Regulation (the "GDPR") which imposes obligations and restrictions on the collection, use, and disclosure of personal data relating to individuals located in the EU and the EU/European Economic Area ("EEA") (including health data). See “—Our business operations may subject us to data protection laws, including the GDPR, the United Kingdom GDPR, the California Consumer Privacy Act and other similar laws."
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
Disputes may arise regarding intellectual property that is or becomes subject to a licensing agreement, including:
▪the scope of rights granted under the license agreement and other matters of contract interpretation;
▪whether and the extent to which our technology and processes infringe the intellectual property rights of the licensor that are not subject to the licensing agreement;
▪whether our licensor or its licensor had the right to grant the license agreement;
▪whether third parties are entitled to compensation or equitable relief, such as an injunction, for our use of the intellectual property rights without their authorization;
▪our involvement in the prosecution of licensed patents and our licensors’ overall patent enforcement strategy;
▪the amounts of royalties, milestones or other payments due under the license agreement;
▪the sublicensing of patent and other rights under collaborative development relationships;
▪our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
▪the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
▪the priority of invention of patented technology.
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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain a competitive advantage. For example:
▪we or our license partners or current or future collaborators might not have been the first to file patent applications covering our or their inventions;
▪others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or in-licensed intellectual property rights;
▪it is possible that our owned and in-licensed pending patent applications or those we may own or in-license in the future will not lead to issued patents;
▪issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
▪our competitors or other third parties might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
▪we cannot ensure that any of our pending patent applications, if issued, or those of our licensors, will include claims having a scope sufficient to protect our product candidates;
▪we cannot ensure that any patents issued to us or our licensors will provide a basis for an exclusive market for our commercially viable product candidates or will provide us with any competitive advantages;
▪we cannot ensure that our commercial activities or product candidates will not infringe upon the patents of others;
▪we cannot ensure that we will be able to successfully commercialize our product candidates on a substantial scale, if approved, before the relevant patents that we own or license expire;
▪we may not develop additional proprietary technologies that are patentable;
▪the patents of others may harm our business; and

▪we may choose not to seek patent protection in order to maintain certain trade secrets or know-how, and a third-party may subsequently file a patent covering such intellectual property.
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
Shares of our common stock were offered in our IPO in July 2021 at a price of $13.00 per share and between the date of our IPO and August 4, 2023, the closing price per share of our common stock has ranged from as low as $4.31 to as high as $23.40. Some of the factors that may cause the market price of our common stock to fluctuate include:
▪the success of existing or new competitive product candidates or technologies;
▪the timing and results of preclinical studies for any product candidates that we may develop;
▪failure or discontinuation of any of our product development and research programs;
▪the success of the development of companion diagnostics, if required, for use with our product candidates;
▪results of preclinical studies, clinical trials, or regulatory approvals of product candidates of our competitors, or announcements about new research programs or product candidates of our competitors;
▪commencement or termination of collaborations for our product development and research programs;
▪regulatory or legal developments in the United States and other countries;

▪developments or disputes concerning patent applications, issued patents, or other proprietary rights;
▪the recruitment or departure of key personnel;
▪the level of expenses related to any of our research programs or product candidates that we may develop;
▪the results of our efforts to develop additional product candidates or products;
▪actual or anticipated changes in estimates as to financial results, development timelines, or recommendations by securities analysts;
▪announcement or expectation of additional financing efforts;
▪sales of our common stock by us, our insiders or other stockholders;
▪expiration of market stand-off or lock-up agreement;
▪effects of public health crises, pandemics and epidemics, such as COVID-19;
▪variations in our financial results or those of companies that are perceived to be similar to us;
▪changes in estimates or recommendations by securities analysts, if any, that cover our stock;
▪changes in the structure of healthcare payment systems;
▪market conditions in the pharmaceutical and biotechnology sectors;
▪general economic, industry, and market conditions; and
▪the other factors described in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of August 4, 2023, we have 37,800,856 shares of common stock outstanding. All of these shares may be resold in the public market immediately, unless held by our affiliates who are subject to volume limitations under Rule 144. As of August 4, 2023, we also have pre-funded warrants to purchase up to an aggregate of 3,333,388 shares of common stock outstanding. We may not effect the exercise of any pre-funded warrant, and a holder will not be entitled to exercise any portion of any pre-funded warrant if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election upon 61 days’ notice to us subject to the terms of such pre-funded warrants, provided that such percentage may in no event exceed 19.99%. Moreover, as of June 30, 2023, certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. On May 9, 2023 we registered an aggregate of 12,351,600 shares of common stock held by holders with registration rights, pursuant to a registration statement on Form S-3. In addition, we have entered into the Sales Agreement with Cowen to offer and sell shares of our common stock having an aggregate offering price of up to $100,000,000, from time to time, through an at-the-market offering program. We also registered an aggregate of 9,929,767 shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.
Insiders have substantial influence over us, which could limit your ability to affect the outcome of key transactions, including a change of control.
Our directors and executive officers and their affiliates beneficially own shares representing approximately 37% of our outstanding common stock as of August 4, 2023. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.
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
Our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law contain provisions that may have the effect of discouraging, delaying or preventing a change in control of us or changes in our management that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. Our amended and restated certificate of incorporation and bylaws include provisions that:
▪authorize “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;
▪create a classified board of directors whose members serve staggered three-year terms;
▪specify that special meetings of our stockholders can be called only by our board of directors;
▪prohibit stockholder action by written consent;
▪establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;
▪provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
▪provide that our directors may be removed only for cause;
▪specify that no stockholder is permitted to cumulate votes at any election of directors;
▪expressly authorize our board of directors to modify, alter or repeal our amended and restated bylaws; and
▪require supermajority votes of the holders of our common stock to amend specified provisions of our amended and restated certificate of incorporation and amended and restated bylaws.
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
Our business strategy includes potentially expanding internationally. Doing business internationally involves several risks, including, but not limited to:
▪multiple, conflicting, and changing laws and regulations, such as privacy regulations, tax laws, export and import restrictions, economic sanctions laws and regulations, employment laws, regulatory requirements, and other governmental approvals, permits, and licenses;
▪failure by us to obtain and maintain regulatory approvals for the use of our products in various countries;
▪additional potentially relevant third-party patent rights;
▪complexities and difficulties in obtaining protection and enforcing our intellectual property;
▪difficulties in staffing and managing foreign operations;
▪complexities associated with managing multiple payor reimbursement regimes, government payors, or patient self-pay systems;
▪limits in our ability to penetrate international markets;
▪financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products, and exposure to foreign currency exchange rate fluctuations;
▪natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade, and other business restrictions;
▪certain expenses, including, among others, expenses for travel, translation, and insurance; and

▪regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the FCPA its books and records provisions, or its anti-bribery provisions, as well as other applicable laws and regulations prohibiting bribery and corruption.
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
The use of any product candidates we may develop in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of clinical trial and product liability claims. Clinical trial or product liability claims might be brought against us by patients, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, clinical trial or product liability claims may result in:
▪impairment of our business reputation and significant negative media attention;
▪withdrawal of participants from our clinical trials;
▪significant costs to defend the litigation;
▪distraction of management’s attention from our primary business;
▪substantial monetary awards to patients or other claimants;
▪inability to commercialize a product candidate;
▪product recalls, withdrawals or labeling, marketing or promotional restrictions;
▪decreased market demand for any product; and
▪loss of revenue.
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
Pursuant to SOX Section 404, we are required to furnish a report by our management on our internal control over financial reporting with our Annual Report on Form 10-K with the SEC. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with SOX Section 404, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude that our internal control over financial reporting is effective as required by SOX Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Item 6. Exhibits.

Exhibit Number	Description
10.1*	Second Amended and Restated Employment Agreement, by and between Rallybio, LLC, Rallybio Corporation and Stephen Uden, dated August 1, 2023.
10.2*	Second Amended and Restated Employment Agreement, by and between Rallybio, LLC, Rallybio Corporation and Martin Mackay, dated August 1, 2023.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________________
*Filed herewith.
#    The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RALLYBIO CORPORATION

Date: August 8, 2023	By:	/s/ Stephen Uden
Stephen Uden, M.D.
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Jonathan I. Lieber
Jonathan I. Lieber
Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)