Form 10-Q
period 2023-09-30
Rallybio Corp
filed 2023-11-09
CIK 1739410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of November 3, 2023, the registrant had 37,793,705 shares of common stock, $0.0001 par value per share, outstanding.

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
•our reliance on third parties to manufacture drug substance and drug product for use in our clinical trials;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
RALLYBIO CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share amounts)	SEPTEMBER 30, 2023	DECEMBER 31, 2022
Assets
Current assets:
Cash and cash equivalents	$19,158	$56,958
Marketable securities	102,226	112,036
Prepaid expenses and other current assets	11,038	10,502
Total current assets	132,422	179,496
Property and equipment, net	282	385
Operating lease right-of-use assets	388	524
Investment in joint venture	102	30
Total assets	$133,194	$180,435
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$464	$1,114
Accrued expenses	8,721	9,449
Operating lease liabilities	217	181
Total current liabilities	9,402	10,744
Operating lease liabilities, noncurrent	211	374
Total liabilities	9,613	11,118
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock, $0.0001 par value per share; 200,000,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively; and 37,800,856 and 37,837,369 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	4	4
Preferred stock, $0.0001 par value per share; 50,000,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively; no shares issued or outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	338,788	330,208
Accumulated other comprehensive loss	(208)	(214)
Accumulated deficit	(215,003)	(160,681)
Total stockholders' equity	123,581	169,317
Total liabilities and stockholders' equity	$133,194	$180,435
See accompanying notes of the condensed consolidated financial statements

RALLYBIO CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Operating expenses:
Research and development	$13,288	$12,110	$37,620	$29,896
General and administrative	6,075	6,750	20,200	20,897
Total operating expenses	19,363	18,860	57,820	50,793
Loss from operations	(19,363)	(18,860)	(57,820)	(50,793)
Other income:
Interest income	1,545	525	4,699	892
Other income	92	98	227	311
Total other income, net	1,637	623	4,926	1,203
Loss before equity in losses of joint venture	(17,726)	(18,237)	(52,894)	(49,590)
Loss on investment in joint venture	648	133	1,428	861
Net loss	$(18,374)	$(18,370)	$(54,322)	$(50,451)

Net loss per common share, basic and diluted	$(0.45)	$(0.60)	$(1.35)	$(1.65)
Weighted-average common shares outstanding, basic and diluted	40,531,497	30,777,797	40,382,625	30,562,723

Other comprehensive gain (loss):
Net unrealized gain (loss) on marketable securities	64	(63)	6	(434)
Other comprehensive gain (loss)	64	(63)	6	(434)
Comprehensive loss	$(18,310)	$(18,433)	$(54,316)	$(50,885)
See accompanying notes of the condensed consolidated financial statements

RALLYBIO CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 and 2022	COMMON		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)	STOCKHOLDERS' EQUITY
(in thousands, except share amounts)	SHARES	AMOUNT
June 30, 2022	32,130,970	$3	$274,327	$(126,108)	$(371)	$147,851
Share-based compensation expense	—	—	2,504	—	—	2,504
Issuance of common stock under the stock award plan	1,000	—	—	—	—	—
Forfeiture of restricted common stock	(42,586)	—	—	—	—	—
Issuance of common stock from exercise of stock options	2,014	—	21	—	—	21
Net loss	—	—	—	(18,370)	—	(18,370)
Other comprehensive gain (loss)	—	—	—	—	(63)	(63)
Balance, September 30, 2022	32,091,398	$3	$276,852	$(144,478)	$(434)	$131,943

June 30, 2023	37,790,856	$4	$336,154	$(196,629)	$(272)	$139,257
Share-based compensation expense	—	—	2,634	—	—	2,634
Issuance of common stock under the stock award plan	10,000	—	—	—	—	—
Net loss	—	—	—	(18,374)	—	(18,374)
Other comprehensive gain (loss)	—	—	—	—	64	64
Balance, September 30, 2023	37,800,856	$4	$338,788	$(215,003)	$(208)	$123,581
See accompanying notes of the condensed consolidated financial statements

RALLYBIO CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(Continued)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 and 2022	COMMON		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)	STOCKHOLDERS' EQUITY
(in thousands, except share amounts)	SHARES	AMOUNT
December 31, 2021	32,129,970	$3	$269,626	$(94,027)	$—	$175,602
Share-based compensation expense	—	—	7,205	—	—	7,205
Issuance of common stock under the stock award plan	2,000	—	—	—	—	—
Forfeiture of restricted common stock	(42,586)	—	—	—	—	—
Issuance of common stock from exercise of stock options	2,014	—	21	—	—	21
Net loss	—	—	—	(50,451)	—	(50,451)
Other comprehensive gain (loss)	—	—	—	—	(434)	(434)
Balance, September 30, 2022	32,091,398	$3	$276,852	$(144,478)	$(434)	$131,943

December 31, 2022	37,837,369	$4	$330,208	$(160,681)	$(214)	$169,317
Share-based compensation expense	—	—	8,371	—	—	8,371
Issuance of common stock under the stock purchase plan	43,423	—	209	—	—	209
Issuance of common stock under the stock award plan	11,219	—	—	—	—	—
Forfeiture of restricted common stock	(91,155)	—	—	—	—	—
Net loss	—	—	—	(54,322)	—	(54,322)
Other comprehensive gain (loss)	—	—	—	—	6	6
Balance, September 30, 2023	37,800,856	$4	$338,788	$(215,003)	$(208)	$123,581
See accompanying notes of the condensed consolidated financial statements

RALLYBIO CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2023	2022
Cash Flows Used in Operating Activities:
Net loss	$(54,322)	$(50,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	114	128
Net accretion of discounts/premiums on debt securities	(2,432)	27
Stock-based compensation	8,371	7,205
Loss on investment in joint venture	1,428	861
Changes in operating assets and liabilities:
Prepaid expenses, right-of-use assets and other assets	(400)	(3,948)
Accounts payable	(623)	95
Accrued expenses and operating lease liabilities	(756)	4,063
Net cash used in operating activities	(48,620)	(42,020)
Cash Flows Provided By (Used In) Investing Activities:
Purchases of marketable securities	(95,675)	(136,670)
Proceeds from maturities of marketable securities	107,924	55,500
Purchase of property and equipment	—	(54)
Investment in joint venture	(1,500)	(300)
Net cash provided by (used in) investing activities	10,749	(81,524)
Cash Flows Provided By (Used In) Financing Activities:
Proceeds from the issuance of common stock from exercise of stock options	209	21
Payments of offering costs	(138)	(100)
Net cash provided by (used in) financing activities	71	(79)
Net decrease in cash and cash equivalents	(37,800)	(123,623)
Cash and cash equivalents —beginning of period	56,958	175,334
Cash and cash equivalents —end of period	$19,158	$51,711

Supplemental Disclosures of Noncash Investing and Financing Activities:
Offering costs in accounts payable and accrued expenses	$—	$294
Property and equipment in accounts payable and accrued expenses	$12	$—
See accompanying notes of the condensed consolidated financial statements

RALLYBIO CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
1. BUSINESS AND LIQUIDITY
Rallybio Corporation and subsidiaries ("Rallybio", the "Company", "we", "our", or "us") is a clinical-stage biotechnology company with a mission to develop and commercialize life-transforming therapies for patients with severe and rare diseases. Rallybio has built a broad pipeline of promising product candidates aimed at addressing diseases with unmet medical need in areas of maternal fetal health, complement dysregulation, hematology, and metabolic disorders. The Company has two clinical stage programs: RLYB212, an anti-HPA-1a antibody for the prevention of fetal and neonatal alloimmune thrombocytopenia ("FNAIT"), and RLYB116, a complement factor 5 ("C5") inhibitor with the potential to treat several diseases of complement dysregulation, as well as additional programs in preclinical development.
The Company had cash, cash equivalents and marketable securities of $121.4 million as of September 30, 2023. The Company currently expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date these condensed consolidated financial statements are issued. However, we do not anticipate that the current cash, cash equivalents and marketable securities as of September 30, 2023 will be sufficient for us to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates, if approved. We may satisfy our future cash needs through the sale of equity securities, debt financings, corporate collaborations or license agreements, working capital lines of credit, grant funding, interest income earned on invested cash balances or a combination of one or more of these sources.
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
These accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 (our "Annual Report"). Our significant accounting policies are described in Note 2 of the Notes to the consolidated financial statements included in our Annual Report. There have been no new accounting policies, including the adoption of new accounting standards during the three and nine months ended September 30, 2023, which could be expected to materially impact the Company's unaudited condensed consolidated financial statements.

3. MARKETABLE SECURITIES

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of our marketable securities by type of security as of September 30, 2023 and December 31, 2022 was as follows:

		SEPTEMBER 30, 2023
(in thousands)	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	Level 1	$5,166	$—	$—	$5,166
U.S. treasury securities	Level 1	31,807	—	(46)	31,761
U.S. government agency securities	Level 2	71,625	14	(176)	71,463
		$108,598	$14	$(222)	$108,390

		DECEMBER 31, 2022
(in thousands)	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	Level 1	$12,647	$—	$—	$12,647
U.S. treasury securities	Level 1	39,372	—	(169)	39,203
U.S. government agency securities	Level 2	76,860	37	(82)	76,815
		$128,879	$37	$(251)	$128,665
The fair values of marketable securities by classification in the condensed consolidated balance sheets was as follows as of September 30, 2023 and December 31, 2022:

(in thousands)	SEPTEMBER 30, 2023	DECEMBER 31, 2022
Cash and cash equivalents	$6,164	$16,629
Marketable securities	102,226	112,036
	$108,390	$128,665
The fair values of available-for-sale debt securities as of September 30, 2023 and December 31, 2022, by contractual maturity, are summarized as follows:

(in thousands)	SEPTEMBER 30, 2023	DECEMBER 31, 2022
Due in one year or less	$92,138	$127,667
Due after one year through two years	16,252	998
	$108,390	$128,665
The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of September 30, 2023 and December 31, 2022 was $81.0 million and $70.0 million, respectively. As of September 30, 2023, we believe that the cost basis of our available-for-sale debt securities is recoverable. No allowance for credit losses was recorded as of September 30, 2023 and December 31, 2022.

4. BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets—
Prepaid expenses and other current assets consisted of the following as of September 30, 2023 and December 31, 2022:

(in thousands)	SEPTEMBER 30, 2023	DECEMBER 31, 2022
Research and development	$6,420	$7,904
Insurance	645	933
Other prepaids	381	615
Other current assets	3,592	1,050
	$11,038	$10,502
Accrued Expenses—
Accrued expenses consisted of the following as of September 30, 2023 and December 31, 2022:

(in thousands)	SEPTEMBER 30, 2023	DECEMBER 31, 2022
Research and development	$4,679	$3,582
Compensation and related expenses	3,328	4,703
Professional fees	396	510
Other	318	654
	$8,721	$9,449
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
In November 2022, the Company completed a follow-on offering in which it raised gross proceeds of $54.8 million from the sale of 5,803,655 shares of common stock, inclusive of 803,654 shares of common stock sold pursuant to the partial exercise of the underwriters' option to purchase additional shares, at the price of $6.00 per share, and issued to certain investors in lieu of common stock, pre-funded warrants to purchase up to an aggregate of 3,333,388 shares of common stock at a price of $5.9999, which represents the per share public offering price for the shares less the $0.0001 per share exercise price for each pre-funded warrant. The net proceeds from the November 2022 follow-on offering were approximately $50.8 million, after deducting underwriting discounts and commissions and other offering costs.
The Company had 200,000,000 shares of common stock authorized as of September 30, 2023 and December 31, 2022, respectively, of which 37,800,856 and 37,837,369 shares were issued and outstanding as of September 30, 2023 and December 31, 2022.
Preferred Stock
The Company had 50,000,000 shares of preferred stock authorized as of September 30, 2023 and December 31, 2022, respectively, of which no shares were outstanding as of September 30, 2023 and December 31, 2022.

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
The Company's pre-funded warrant is a freestanding instrument that does not meet the definition of a liability pursuant to ASC 480, Distinguishing Liabilities from Equity, and does not meet the definition of a derivative pursuant to ASC 815, Derivatives and Hedging. The pre-funded warrant is indexed to the Company’s common stock and meets all other conditions for equity classification under ASC 480 and ASC 815. Accordingly, the pre-funded warrant was classified as equity and accounted for as a component of additional paid-in capital at the time of issuance. All of the pre-funded warrants related to our November 2022 follow-on offering remain outstanding and unexercised as of September 30, 2023.
Share-based Compensation
Share-based compensation expense is comprised of the Company's stock options, restricted stock awards, restricted stock units and shares issued pursuant to the employee stock purchase plan, and is classified in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022 as follows:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2023	2022	2023	2022
Research and development	$1,182	$984	$3,425	$2,620
General and administrative	1,452	1,520	4,946	4,585
	$2,634	$2,504	$8,371	$7,205
2021 Equity Incentive Plan
In 2021, the board of directors adopted the Rallybio Corporation 2021 Equity Incentive Plan (the "2021 Plan"). The 2021 Plan initially reserved 5,440,344 shares of the Company's common stock that have been issued in respect of outstanding equity awards granted prior to the Company’s IPO, and for future issuances of shares to employees, directors and consultants in the form of stock options, SARs, restricted and unrestricted stock and stock units, performance awards and other awards that are convertible into or otherwise based on the Company's common stock. Dividend equivalents may also be provided in connection with awards under the 2021 Plan. The share pool will automatically increase on January 1st of each year until 2031, by the lesser of (i) five percent of the number of shares of the Company's common stock outstanding as of such date and (ii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date. On January 1, 2023 and January 1, 2022, the 2021 Plan share pool was automatically increased by 1,891,868 shares and 1,606,549 shares, respectively. As of September 30, 2023, the total number of shares of common stock that were issuable under the 2021 Plan was 6,767,875 shares, of which 2,224,983 shares remained available for future issuance.

The following table summarizes stock option activity for the nine months ended September 30, 2023:

Stock Options	Number of Option Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	2,609,314	$13.01	8.8	$—
Granted	2,017,183	$6.51
Forfeited	(185,990)	$12.69
Expired	(107,990)	$13.62
Exercised	—	$—
Outstanding at September 30, 2023	4,332,517	$9.98	8.7	$—
Options exercisable at September 30, 2023	1,380,083	$11.80	8.3	$—
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company's common stock. Options outstanding and exercisable with an exercise price above the closing price as of September 30, 2023 are considered to have no intrinsic value. Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2023 and 2022 was $4.93 per share and $9.99 per share, respectively. As of September 30, 2023, there was unrecognized share-based compensation expense related to unvested stock options of $19.2 million which the Company expects to recognize over a weighted-average period of approximately 2.6 years.
The fair value of the stock options granted during the nine months ended September 30, 2023 and 2022 was determined using the Black-Scholes option pricing model with the following assumptions:

FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022
Expected volatility	88.38% - 92.27%	89.31% - 91.62%
Expected term (years)	5.50 - 6.08	5.50 - 6.08
Risk free interest rate	3.58% - 4.52%	1.42% - 2.94%
Expected dividend yield	—	—
Exercise price	$5.38 - $7.83	$7.54 - $15.04

A summary of the status of the Company's unvested restricted common stock awards at September 30, 2023 and changes during the nine months ended September 30, 2023 was as follows:

Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested restricted stock awards at December 31, 2022	1,006,368	$3.48
Granted	—	$—
Vested	(447,198)	$3.13
Forfeited	(91,155)	$2.77
Outstanding unvested restricted stock awards at September 30, 2023	468,015	$3.94
As of September 30, 2023, there was unrecognized share-based compensation expense related to unvested restricted stock awards of $2.0 million, which the Company expects to recognize over a weighted-average period of approximately 1.4 years.

A summary of the status of the Company's unvested restricted common stock units at September 30, 2023 and changes during the nine months ended September 30, 2023 was as follows:

Restricted Stock Units	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested restricted stock units at December 31, 2022	128,600	$11.12
Granted	93,700	$5.85
Forfeited	—	$—
Vested	(11,925)	$8.88
Outstanding unvested restricted stock units at September 30, 2023	210,375	$8.90
As of September 30, 2023, there was unrecognized share-based compensation expense related to unvested restricted stock units of $0.9 million, which the Company expects to recognize over a weighted-average period of approximately 2.1 years.
2021 Employee Stock Purchase Plan
In connection with the Company's IPO, the board of directors adopted the Rallybio Corporation 2021 Employee Stock Purchase Plan (the "2021 ESPP"), which initially reserved 291,324 shares of the Company's common stock for future issuances. The share pool will automatically increase on January 1st of each year until 2031, by the lesser of (i) one percent of the number of shares of the Company's common stock outstanding as of such date, (ii) 582,648 shares of the Company’s common stock and (iii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date. On January 1, 2023 and January 1, 2022, the 2021 ESPP share pool was automatically increased by 378,373 shares and 321,309 shares, respectively. As of September 30, 2023, the total number of shares of the Company's common stock that were available for future issuance under the 2021 ESPP was 908,738 shares. During the nine months ended September 30, 2023, the Company issued 43,423 shares under the 2021 ESPP. The Company did not issue any shares during the nine months ended September 30, 2022 under the 2021 ESPP.
For the three and nine months ended September 30, 2023, the total share-based compensation for the 2021 ESPP was $33 thousand and $155 thousand, respectively. There was no share-based compensation for the 2021 ESPP for the three and nine months ended September 30, 2022.
6. INVESTMENT IN JOINT VENTURE

The Company, through one of its wholly-owned subsidiaries, has a 50% interest of the joint venture entity, RE Ventures I, LLC, a limited liability company (“REV-I”). For the nine months ended September 30, 2023 and 2022, the Company funded $1.5 million and $0.3 million, respectively, associated with the Company's commitment and its share of REV-I development. For the three months ended September 30, 2023, the Company funded $0.8 million associated with the Company's commitment and its share of REV-I development. The Company did not provide funding to REV-I during the three months ended September 30, 2022. The Company did not provide any additional financial support outside of capital contributions to REV-I during the three and nine months ended September 30, 2023 and 2022. While the Company held a 50% interest in the joint venture as of September 30, 2023, based on management’s analysis, the Company is not the primary beneficiary of REV-I and accordingly, the entity is not consolidated in the Company's condensed consolidated financial statements.
For the three and nine months ended September 30, 2023, the Company recorded its allocable share of REV-I’s losses, which totaled $0.6 million and $1.4 million, respectively, and $0.1 million and $0.9 million, respectively, for the three and nine months ended September 30, 2022, as a loss on investment in joint venture within the condensed consolidated statements of operations and comprehensive loss. After recognition of its share of losses for the period, the carrying value and maximum exposure to risk of the REV-I investment as of September 30, 2023 and December 31, 2022 was $102 thousand and $30 thousand, respectively, which was recorded in investment in joint venture in the accompanying condensed consolidated balance sheets.

7. COMMITMENTS AND CONTINGENCIES

Purchase Commitments—The Company enters contracts in the normal course of business with contract research organizations and other third-party vendors for clinical trials and testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and are cancellable by us upon written notice. Payments that may be due upon cancellation consist of payments for services provided or expenses incurred prior to cancellation. As of September 30, 2023 and December 31, 2022 there were no amounts accrued related to termination charges.
8. NET LOSS PER COMMON SHARE

Basic and diluted loss per common share was calculated as follows:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(in thousands except share and per share amounts)	2023	2022	2023	2022
Net loss	$(18,374)	$(18,370)	$(54,322)	$(50,451)
Weighted-average number of common shares outstanding, basic and diluted	40,531,497	30,777,797	40,382,625	30,562,723
Net loss per common share, basic and diluted	$(0.45)	$(0.60)	$(1.35)	$(1.65)
Basic net loss per share of common stock is based on the weighted-average number of shares of common stock outstanding during the period. Pre-funded warrants to purchase 3,333,388 shares of common stock that were issued in connection with the November 2022 follow-on offering were included in the weighted-average number of common shares outstanding for the three and nine months ended September 30, 2023. The weighted average number of common shares outstanding diluted for the three and nine months ended September 30, 2023 excludes approximately 5.0 million stock options and unvested restricted stock awards and units, which were not dilutive. The weighted-average number of common shares outstanding diluted for three and nine months ended September 30, 2022 excludes approximately 4.1 million stock options and unvested restricted stock awards and units, which were not dilutive.

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
In the first quarter of 2023, we also initiated dosing in the multiple dose cohort of our single-center Phase 1 study in Europe which will evaluate the safety and pharmacokinetics ("PK") of RLYB212 based on repeat subcutaneous dosing over 12 weeks in healthy HPA-1a negative subjects. We expect to report preliminary data from this cohort in the fourth quarter of 2023. We remain on track to complete the comprehensive toxicology program for RLYB212, including maternal-fetal toxicology, in the fourth quarter of 2023.
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
We are conducting a prospective, non-interventional, multinational FNAIT natural history alloimmunization study. This study is designed to screen up to 30,000 expectant mothers presenting at the Gestational Week 10 to 14 prenatal visit to determine the frequency of women at higher FNAIT risk among expectant mothers of different racial and ethnic characteristics, as well as the frequency of HPA-1a alloimmunization and pregnancy outcomes among these women. Subject to discussion with regulatory authorities, we expect that data from this study will contribute to a control dataset for a future single-arm Phase 3 registrational study for RLYB212. The FNAIT natural history study will also operationalize de novo the laboratory test paradigm for FNAIT risk and generate FNAIT laboratory test performance data that we plan to use for future regulatory discussions. We plan to screen an estimated 7,600 women in the study by the end of 2023. The Company expects screening for the natural history study to continue simultaneously with execution of the Phase 2 study.
In November 2023, we announced the acceptance of an abstract for the natural history study which will be presented as a poster at the 65th American Society of Hematology Annual Meeting in December 2023.
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
In September 2023, clinical data from the Phase 1 first-in-human single ascending dose clinical study of RLYB116 were presented in a poster at the 29th International Complement Workshop. The data demonstrated that single-dose administration of RLYB116 at the two higher doses of 100 mg and 300 mg resulted in maximum exposures of greater than 1 µM and 3 µM, respectively, and greater than 99% reductions in free C5 concentrations. Subcutaneously administered RLYB116 was observed to be generally well-tolerated as a single 100 mg or 300 mg dose, with mild to moderate adverse events and no drug-related serious adverse events.
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
Metabolic Disorders
In collaboration with Exscientia Limited ("Exscientia"), we are working toward the selection of a small molecule development candidate to advance into the clinic targeting an Ectonucleotide Pyrophosphatase/Phosphodiesterase 1 inhibitor for the treatment of patients with hypophosphatasia ("HPP"). Our focus is to identify a lead compound and generate mouse in vivo biomarker evidence to support modulation of on-target activity. Through our collaboration with a leading global HPP expert, preclinical in vivo efficacy activities are ongoing. Following the successful completion of the in vivo studies, we expect to commence IND enabling studies under the collaboration.
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
As of September 30, 2023, we had cash, cash equivalents and marketable securities of $121.4 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. This estimate and our expectation to advance the development of RLYB212, RLYB116, and any other product candidates are based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, or our clinical trials may be more expensive, time consuming or difficult to design or implement than we currently anticipate. See “—Liquidity and Capital Resources.”
We have incurred significant operating losses since inception, including net losses of $18.4 million and $54.3 million for the three and nine months ended September 30, 2023, respectively, and $18.4 million and $50.5 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $215.0 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We have not commercialized any products and have never generated revenue from the commercialization of any product. We expect to incur significant additional operating losses in the foreseeable future as we advance our programs through preclinical and clinical development, expand our research and development activities, acquire and develop new product candidates, complete preclinical studies and clinical trials, finance our business development strategy, seek regulatory approval for the commercialization of our product candidates and commercialize our products, if approved. Our expenses will increase substantially if and as we:
▪advance our Phase 1 clinical trial for RLYB212, our product candidate for our FNAIT prevention program and plan for the Phase 2 clinical trial;
▪advance our clinical trial for RLYB116 and plan for and conduct any future clinical trials, and file an IND or a clinical trial application ("CTA") for RLYB116 or any other product candidates;
▪advance our natural history alloimmunization study of FNAIT and future clinical trials, including our planned Phase 2 clinical trial, to support our development program and related regulatory submissions for RLYB212;
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
The successful development of our product candidates is highly uncertain. We plan to substantially increase our research and development expenses for the foreseeable future as we continue the development of our product candidates and manufacturing processes and conduct discovery and research activities for our clinical programs. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future clinical trials, regulatory developments, our ongoing assessments as to each product candidate’s commercial potential and the availability of capital. We will need to raise substantial additional capital in the future. Our clinical development costs are expected to increase significantly as our programs advance to later stages of development. We anticipate that our expenses will increase substantially and may fluctuate from quarter to quarter, particularly due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:
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
Total Other Income, Net
Total other income, net, includes interest income earned on cash, cash equivalents and marketable securities, and other income and expense items.

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
Results of Operations
Comparison of the Three Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2023	2022	CHANGE
Operating expenses:
Research and development	$13,288	$12,110	$1,178
General and administrative	6,075	6,750	(675)
Total operating expenses	19,363	18,860	503
Loss from operations	(19,363)	(18,860)	(503)
Total other income, net	1,637	623	1,014
Loss before equity in losses of joint venture	(17,726)	(18,237)	511
Loss on investment in joint venture	648	133	515
Net loss	$(18,374)	$(18,370)	$(4)

Operating Expenses
Research and Development Expenses
The following table summarizes our research and development costs for each of the periods presented:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2023	2022	Change
(in thousands)
Direct research and development by program
RLYB211	$42	$29	$13
RLYB212	5,624	3,479	2,145
RLYB116	2,654	4,636	(1,982)
RLYB114	14	202	(188)
RLYB331	534	—	534
Other program candidates	347	336	11
Asset acquisition IPR&D expense	—	—	—
Other unallocated research and development costs
Personnel expenses (including share-based compensation)	3,786	3,361	425
Other expenses	287	67	220
Total research and development expenses	$13,288	$12,110	$1,178

Research and development expenses were $13.3 million for the three months ended September 30, 2023, compared to $12.1 million for the three months ended September 30, 2022. The increase of $1.2 million in 2023 as compared to 2022 was primarily due to:
▪a $2.1 million increase in costs related to the development of RLYB212, primarily attributable to an increase in clinical development and manufacturing costs;
▪a $0.5 million increase related to the development of RLYB331, primarily attributable to an increase in preclinical research and development costs; and
▪a $0.4 million increase in payroll and personnel-related costs, including an increase of $0.2 million in non-cash share-based compensation expense.
These increases were partially offset by:
▪a $2.0 million decrease in costs related to the development of RLYB116, which was primarily attributable to a decrease in manufacturing costs that was offset by an increase in clinical development costs.
General and Administrative Expenses
General and administrative expenses were $6.1 million for the three months ended September 30, 2023, compared to $6.8 million for the three months ended September 30, 2022. The decrease of $0.7 million is primarily related to a decrease in payroll and personnel-related costs and director and officer insurance premiums; offset by increases in other general and administrative related expenses.
Total Other Income, Net
Total other income, net, for the three months ended September 30, 2023 was income of $1.6 million compared to income of $0.6 million for the three months ended September 30, 2022. The change was attributable to an increase in interest income primarily due to an increase in interest income from marketable securities.
Loss On Investment In Joint Venture
Loss on investment in joint venture for the three months ended September 30, 2023 was $0.6 million compared to $0.1 million for the three months ended September 30, 2022.
Comparison of the Nine Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations:

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2023	2022	CHANGE
Operating expenses:
Research and development	$37,620	$29,896	$7,724
General and administrative	20,200	20,897	(697)
Total operating expenses	57,820	50,793	7,027
Loss from operations	(57,820)	(50,793)	(7,027)
Total other income, net	4,926	1,203	3,723
Loss before equity in losses of joint venture	(52,894)	(49,590)	(3,304)
Loss on investment in joint venture	1,428	861	567
Net loss	$(54,322)	$(50,451)	$(3,871)

Operating Expenses
Research and Development Expenses
The following table summarizes our research and development costs for each of the periods presented:

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	Change
(in thousands)
Direct research and development by program
RLYB211	$305	$264	$41
RLYB212	17,182	8,076	9,106
RLYB116	6,396	6,157	239
RLYB114	175	1,922	(1,747)
RLYB331	1,359	—	1,359
Other program candidates	406	383	23
Asset acquisition IPR&D expense	—	3,073	(3,073)
Other unallocated research and development costs
Personnel expenses (including share-based compensation)	11,131	9,697	1,434
Other expenses	666	324	342
Total research and development expenses	$37,620	$29,896	$7,724
Research and development expenses were $37.6 million for the nine months ended September 30, 2023, compared to $29.9 million for the nine months ended September 30, 2022. The increase of $7.7 million in 2023 as compared to 2022 was primarily due to:
▪a $9.1 million increase in costs related to the development of RLYB212, primarily attributable to an increase in clinical development and manufacturing costs;
▪a $1.4 million increase in payroll and personnel-related costs, including an increase of $0.8 million in non-cash share-based compensation expense; and
▪a $1.4 million increase related to the development of RLYB331, primarily attributable to an increase in preclinical research and development and manufacturing costs.
These increases were partially offset by:
▪a $3.1 million decrease in asset acquisition IPR&D expense related to the acquisition of the worldwide exclusive rights to Sanofi’s KY1066, now referred to as RLYB331 in the second quarter 2022. We have not recorded any asset acquisition related IPR&D expense for the nine months ended September 30, 2023; and
▪a $1.7 million decrease in costs related to the development of RLYB114, primarily attributable to a decrease in preclinical research and development costs and clinical manufacturing activities as compared to the nine months ended September 30, 2022.
General and Administrative Expenses
General and administrative expenses were $20.2 million and $20.9 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease of $0.7 million is primarily related to a decrease in payroll and personnel-related costs and director and officer insurance premiums; offset by increases in other general and administrative related expenses.
Total Other Income, Net
Total other income, net, for the nine months ended September 30, 2023 was income of $4.9 million compared to income of $1.2 million for the nine months ended September 30, 2022. The change was attributable to an increase in interest income primarily due to an increase in interest income from marketable securities.

Loss On Investment In Joint Venture
Loss on investment in joint venture for the nine months ended September 30, 2023 was $1.4 million compared to $0.9 million for the nine months ended September 30, 2022.
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
In August 2022, we filed a Registration Statement on Form S-3 (the “Shelf”) with the SEC in relation to the registration and potential future issuance of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $300.0 million. The Shelf was declared effective on August 15, 2022. The Company also simultaneously entered into a Sales Agreement, dated as of August 8, 2022 (the "Sales Agreement") with Cowen and Company, LLC ("Cowen"). In accordance with the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time at prices through Cowen acting as our agent. Pursuant to the Sales Agreement, sales of our common stock, if any, will be made in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the "Securities Act"). Under the Sales Agreement, Cowen will be entitled to compensation equal to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. As of September 30, 2023, the Company has not sold any shares of common stock pursuant to the Sales Agreement.
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
As of September 30, 2023, we had $121.4 million of cash, cash equivalents and marketable securities.
Uses of Liquidity
We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years. See "Contractual Obligations" below.
Funding Requirements
We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. This estimate and our expectation to advance the development of RLYB212, RLYB116, and any other product candidates are based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, or our clinical trials may be more expensive, time consuming or difficult to design or implement than we currently anticipate.
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
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(48,620)	$(42,020)
Net cash provided by (used in) investing activities	10,749	(81,524)
Net cash provided by (used in) financing activities	71	(79)
Net decrease in cash and cash equivalents	$(37,800)	$(123,623)
Operating Activities
During the nine months ended September 30, 2023, net cash used in operating activities was $48.6 million as compared to $42.0 million for the nine months ended September 30, 2022. The increase in cash used in operating activities was primarily due to an increase in research and development expenses, in addition to a $2.0 million refundable advance payment for a potential business arrangement, which was returned to the Company in November 2023, as compared to the nine months ended September 30, 2022. Our research and development expenses increased primarily due to the advancement of our RLYB212 product candidate, the advancement of RLYB331 and an increase in payroll and personnel-related costs as compared to the nine months ended September 30, 2022.
Investing Activities
Net cash provided by investing activities was $10.7 million for the nine months ended September 30, 2023 as compared to $81.5 million of net cash used in investing activities for the nine months ended September 30, 2022. The increase in net cash provided by investing activities was primarily related to the proceeds from maturities of highly rated debt securities during the nine months ended September 30, 2023 as compared to the purchases of highly rated debt securities during the nine months ended September 30, 2022.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2023 was $0.1 million, representing the issuance of common stock under the 2021 ESPP, offset by payments of offering costs related to our November 2022 follow-on offering. Net cash used in financing activities for the nine months ended September 30, 2022 was $0.1 million, representing offering costs related to our November 2022 follow-on offering.
Contractual Obligations
There have been no other material changes in our contractual obligations and commitments during the nine months ended September 30, 2023 from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.

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
For a complete discussion of our significant accounting policies and recent accounting pronouncements, see Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and Note 2 to our Annual Report. We believe that the following accounting policy is the most critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements.
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
Off-Balance Sheet Arrangements
As of September 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are not required to provide the information under this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We are a clinical-stage biotechnology company with a limited operating history. As a result, we are not profitable and have incurred significant losses since our formation. We had net losses of $66.7 million and $47.0 million for the years ended December 31, 2022 and 2021, respectively and $54.3 million and $50.5 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $215.0 million. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to gain regulatory approval and become commercially viable. Since inception, we have devoted substantially all of our resources to raising capital, organizing and staffing the Company, business planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing our product candidates and preparing for clinical trials and establishing arrangements with third parties for the manufacture of our product candidates and component materials, including activities relating to our preclinical development and manufacturing activities for each of our programs and our Phase 1 clinical trials for RLYB212 and RLYB116, and planned Phase 2 clinical trial for RLYB212. We do not have any product candidates approved for sale and have not generated any revenue from product sales.
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
▪advance our planned Phase 2 clinical trial for RLYB212, our lead product candidate for our FNAIT program;
▪advance our clinical trial for RLYB116, and plan for and conduct any future clinical trials, and file an IND or a CTA for RLYB116 or any other product candidates;
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
Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of September 30, 2023, will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. This estimate and our expectation to advance the preclinical and clinical development of RLYB212, RLYB116 and any other product candidates are based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, or our clinical trials may be more expensive, time consuming or difficult to design or implement than we currently anticipate. Changing circumstances, including any unanticipated expenses, could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because of the numerous risks and uncertainties, the length of time and scope of activities associated with development of RLYB212, RLYB116 or any product candidate we may develop is highly uncertain, we are unable to estimate the actual amount of funds we will require for development, approval and any approved marketing and commercialization activities. Our future capital requirements, both near and long-term, will depend on many factors, including, but not limited to:
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
We will require significant additional capital to advance the development and potential commercialization of our product candidates, which we may raise through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. Depending on our business performance, the economic climate and market conditions, we may be unable to raise additional funds when needed on acceptable terms, or at all. Moreover, the effects of the COVID-19 pandemic continue and uncertain geopolitical events, such as the war in Ukraine and conflict in Israel, have impacted the global economy, and a severe or prolonged economic downturn could result in a variety of challenges for our business, including disruptions in the financial markets, which could adversely impact our ability to raise additional capital when needed or on acceptable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may need to significantly delay, scale back or discontinue the development of one or more of our product candidates or the commercialization of any product that may be approved for marketing, and we could be forced to discontinue operations. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts.
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
As of September 30, 2023, we had 44 full-time employees, upon whom we rely for various administrative, research and development, business development and other support services shared among our subsidiaries and the Exscientia joint venture. The size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support the operations of all of our subsidiaries and the Exscientia joint venture, including their research and development activities, the management of financial, accounting, and reporting matters, and the oversight of our third-party vendors and partners. If our centralized team or our third-party vendors and partners performing such functions fail to provide adequate administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.
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
The majority of the provisions went into effect on January 1, 2023, though the obligations for covered businesses will apply to any personal information collected after January 1, 2022. Similar laws have been proposed or passed at the U.S. federal and state level, including the Virginia Consumer Data Protection Act, which went into effect on January 1, 2023, the Colorado Consumer Protection Act, which went into effect on July 1, 2023, the Connecticut Data Privacy Act, which went into effect on July 1, 2023, and the Utah Consumer Privacy Act, which will take effect on December 31, 2023. We expect to be subject to additional privacy laws at both the U.S. state level and abroad, as many jurisdictions worldwide in addition to those examples described above have either recently passed data privacy legislation or are considering enacting such legislation. As such, we will need to review periodically our operations in comparison to developments in such laws. Achieving and sustaining compliance with applicable international, federal and state privacy, security, fraud and reporting laws may prove time-consuming and costly.

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
Shares of our common stock were offered in our IPO in July 2021 at a price of $13.00 per share and between the date of our IPO and November 3, 2023, the closing price per share of our common stock has ranged from as low as $3.16 to as high as $23.40. Some of the factors that may cause the market price of our common stock to fluctuate include:
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of November 3, 2023, we have 37,793,705 shares of common stock outstanding. All of these shares may be resold in the public market immediately, unless held by our affiliates who are subject to volume limitations under Rule 144. As of November 3, 2023 we also have pre-funded warrants to purchase up to an aggregate of 3,333,388 shares of common stock outstanding. We may not effect the exercise of any pre-funded warrant, and a holder will not be entitled to exercise any portion of any pre-funded warrant if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election upon 61 days’ notice to us subject to the terms of such pre-funded warrants, provided that such percentage may in no event exceed 19.99%. Moreover, as of September 30, 2023, certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. On May 9, 2023 we registered an aggregate of 12,351,600 shares of common stock held by holders with registration rights, pursuant to a registration statement on Form S-3. In addition, we have entered into the Sales Agreement with Cowen to offer and sell shares of our common stock having an aggregate offering price of up to $100,000,000, from time to time, through an at-the-market offering program. We also registered an aggregate of 9,929,767 shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.
Insiders have substantial influence over us, which could limit your ability to affect the outcome of key transactions, including a change of control.
Our directors and executive officers and their affiliates beneficially own shares representing approximately 37% of our outstanding common stock as of November 3, 2023. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, period of sustained increased inflation, or additional global financial crises, could result in a variety of risks to our business, including weakened demand for our product candidates, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. Further, geopolitical instability outside the United States may also impact our operations or affect global markets, such as the recent invasion of Ukraine by Russia and conflict in Israel. While we do not currently conduct clinical trials in the Ukraine, Russia, or the Middle East, we cannot be certain what the overall impact of these events will be on our business or on the business of any of our third-party partners, including our contract research organizations, contract manufacturers or other partners. The impact of these events could also expand into other markets where we do business. Similarly, the volatility associated with the COVID-19 pandemic has caused significant instability and disruptions in the capital and credit markets. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which current geopolitical tensions, the economic climate and the financial market conditions could adversely impact our business.
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
10.1
Second Amended and Restated Employment Agreement, by and between Rallybio, LLC, Rallybio Corporation and Stephen Uden, dated August 1, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-40693), filed with the SEC on August 8, 2023).

10.2
Second Amended and Restated Employment Agreement, by and between Rallybio, LLC, Rallybio Corporation and Martin Mackay, dated August 1, 2023 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-40693), filed with the SEC on August 8, 2023).

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

RALLYBIO CORPORATION

Date: November 9, 2023	By:	/s/ Stephen Uden
Stephen Uden, M.D.
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Jonathan I. Lieber
Jonathan I. Lieber
Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)