Form 10-K
period 2023-12-31
Rallybio Corp
filed 2024-03-12
CIK 1739410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-40693
____________________________________
RALLYBIO CORPORATION
(Exact name of Registrant as specified in its Charter)
____________________________________

Delaware	85-1083789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
234 Church Street, Suite 1020 New Haven, CT	06510
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (203) 859-3820
____________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by checkmark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
The aggregate market value of the registrant's voting common stock held by non-affiliates as of June 30, 2023 was approximately $134.4 million, based on the closing price of the registrant’s common stock as reported by Nasdaq on that date.
The number of shares of Registrant’s Common Stock outstanding as of March 7, 2024 was 37,811,970.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders scheduled to be held on May 15, 2024, which Definitive Proxy will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2023 are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K.

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

•the success, cost and timing of our clinical development of our product candidates, including RLYB212, RLYB116 and RLYB331;

•the potential of our product candidates to treat certain target diseases;

•our ability to initiate, recruit and enroll patients in and conduct our clinical trials at the pace that we project;

•our ability to obtain and maintain regulatory designations allowing for priority review of our product candidates, and our ability to obtain and maintain regulatory approval of our product candidates, and any related restrictions, limitations or warnings in the label of any of our product candidates, if approved;

•our ability to compete with companies currently marketing or engaged in the development of treatments for diseases that our product candidates are designed to target, including paroxysmal nocturnal hemoglobinuria and generalized myasthenia gravis;

•our reliance on third parties to conduct our clinical trials;

•enhancements to the manufacturing process for RLYB116, and the expected timing of completion thereof;

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
i

•our expectations regarding government and third-party payor coverage and reimbursement;

•our estimates of our expenses, ongoing losses, capital requirements and our needs for or ability to obtain additional financing;

•our expected uses of the net proceeds from our initial public offering and any subsequent offerings;

•the potential benefits of strategic collaboration agreements and arrangements, including our agreements with Exscientia Limited and AbCellera Biologics Inc. and our research collaboration with EyePoint Pharmaceuticals, Inc., and the expected timing of updates related thereto, our ability to enter into strategic collaborations or arrangements, including potential business development opportunities and potential licensing partnerships, and our ability to attract collaborators with development, regulatory and commercialization expertise;

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

v

PART I
Item 1. Business.

Overview

We are a clinical-stage biotechnology company comprised of experienced biopharma industry leaders with extensive research, development, and rare disease expertise with a mission to develop and commercialize life-transforming therapies for patients with severe and rare diseases. Since our launch in January 2018, we have built a broad pipeline of promising product candidates aimed at addressing diseases with unmet medical need in the areas of maternal fetal health, complement dysregulation, hematology, and metabolic disorders. Our two most advanced programs are in clinical development: RLYB212, an anti-HPA-1a antibody for the prevention of fetal and neonatal alloimmune thrombocytopenia (“FNAIT”) and RLYB116, an inhibitor of complement component 5 (“C5”), with the potential to treat several diseases of complement dysregulation. Both programs have completed Phase 1 clinical trials, and we currently plan to initiate a Phase 2 clinical trial of RLYB212 in the second half of 2024.

Our Approach

At Rallybio Corporation (“Rallybio” or the "Company"), we do not accept that millions of patients suffering from devastating rare diseases should have to live without transformative treatments. There are an estimated 25 to 30 million people affected by as many as 7,000 rare diseases in the United States alone, with a significantly greater number affected globally. Our goal is to transform the lives of these individuals through the development of therapeutics that provide meaningful clinical benefits.

We believe the long-term success of the Company is built on our key strengths:

•Our team’s proven execution capability to drive product candidates through clinical development to marketing approvals. We have assembled a team with a proven history of successfully advancing product candidates from discovery to clinical development and through marketing approval. Members of our team have played critical roles in the approval of more than 30 drugs, including seven approvals for rare disease therapeutics since 2013, and secured approvals from regulatory authorities in the Americas, Europe, Australia, and Asia. In doing so, our employees previously developed and implemented novel clinical trial designs and successfully conducted clinical trials in previously underserved patient populations, including those impacted by diseases lacking approved therapies. We believe this collective prior experience positions us to efficiently and expertly execute at each step in the research and development process and enhances the value we can bring to our product candidates and patients.
•Our extensive knowledge of rare diseases and our scientific expertise positions us to identify therapies with the potential for transformative impact. Although we intend to focus our near-term efforts on maximizing the value of our current portfolio, we may in the future opportunistically seek to acquire and develop product candidates that possess a clear mechanism of action and that aim to address diseases with a well-understood pathophysiology for which there is a significant unmet medical need. We believe that a product candidate’s mechanism of action should target the causal biology of the disease to provide the highest probability of dramatically improving the lives of patients. We also believe that our team’s extensive experience in rare diseases and overall deep scientific expertise position us to identify opportunities where these links can be made. In addition, our ability to source these product candidates is facilitated by our extensive network of relationships with leaders in industry and in academic centers worldwide.

Our Team

Our Chief Executive Officer, Stephen Uden, M.D., and Executive Chairman, Martin W. Mackay, Ph.D., previously worked together in different organizations to successfully build, develop, and launch transformative therapies for patients with rare diseases. In addition, several members of our team were integral in the successful development and/or approval of therapies such as Strensiq (asfotase alfa) for patients with perinatal-, infantile-, and juvenile-onset hypophosphatasia ("HPP"), Kanuma (sebelipase alfa) for patients with lysosomal acid lipase deficiency, Nulibry (fosdenopterin) for patients with molybdenum cofactor deficiency, Soliris (eculizumab) for patients with refractory generalized myasthenia gravis ("gMG"), Soliris for patients with relapsing neuromyelitis optica spectrum disorder ("NMOSD"), Ultomiris (ravulizumab-cwvz) for patients with paroxysmal nocturnal hemoglobinuria ("PNH") and Ultomiris for patients with atypical hemolytic uremic syndrome ("aHUS").

Our Pipeline

Our pipeline is illustrated in the chart below:

FNAIT: Fetal and neonatal alloimmune thrombocytopenia; HPA-1a: Human platelet antigen-1a; C5: Complement component 5; ABD: Albumin-binding domain; HPP: Hypophosphatasia; ENPP1: Ectonucleotide pyrophosphatase/phosphodiesterase 1

*Disease areas under consideration: hematology, including disorders such as PNH and antiphospholipid syndrome; and neurology, including disorders such as gMG
** Rallybio and EyePoint Pharmaceuticals are conducting an evaluation to assess the viability of using EyePoint's delivery technology with Rallybio's complement inhibitor; following the evaluation, the parties will determine whether to advance the collaboration, in which case EyePoint would assume development rights

Prevention of FNAIT
We are developing RLYB212 for the prevention of FNAIT. FNAIT is a potentially life-threatening rare disease that can cause uncontrolled bleeding in fetuses and newborns that can arise during pregnancy due to an immune incompatibility between an expectant mother and her fetus in a specific platelet antigen called human platelet antigen 1 ("HPA-1"). This incompatibility can cause an expectant mother to develop antibodies that attack the platelets of her fetus. The destruction of platelets in the fetus can result in severely low platelet counts, or thrombocytopenia, potentially leading to devastating consequences including miscarriage, stillbirth, death of the newborn, or severe lifelong neurological disability in those babies who survive. There is currently no approved therapy for the prevention or treatment of FNAIT.

We estimate that there are over 22,000 pregnancies at high risk of developing FNAIT each year in the United States, Canada, the United Kingdom (the "UK"), other major European countries and Australia. Since, there are no approved therapies to prevent FNAIT, expectant mothers are not currently screened for the risk of FNAIT. As a result, the vast majority of pregnancies at risk for FNAIT go unidentified and untreated. In those pregnancies that are identified as at-risk, typically due to the delivery of a prior FNAIT affected child, expectant mothers may be treated with weekly intravenously-administered high doses of immunoglobulin G ("IVIG"), along with the oral steroid immunosuppressant prednisone. However, IVIG administration does not prevent the immune response, called alloimmunization, and is costly, time-intensive, difficult to tolerate and associated with significant treatment-related complications. Based on the data generated to date and the clinical precedent for effective prevention of maternal alloimmunization by anti-RhD prophylaxis, which has resulted in the virtual elimination of Rhesus disease, we believe that targeting HPA-1a with an anti-HPA-1a antibody has the potential to drive rapid elimination of HPA-1a positive platelets from the circulation of expectant mothers, prevent alloimmunization and thereby prevent the occurrence of FNAIT.

We have completed two RLYB212 clinical trials: a Phase 1 first-in-human clinical trial and a Phase 1b proof of concept clinical trial. The Phase 1 first-in-human clinical trial was a single-blind, placebo-controlled study that investigated the safety and pharmacokinetics (“PK”) of subcutaneous (“SC”) administration of RLYB212 in HPA-1a negative healthy participants. The clinical trial included a single dose cohort and a multiple dose cohort. In the multiple dose cohort, subjects received SC RLYB212 or placebo every two weeks for 12 weeks. We reported preliminary results from the multi-dose cohort in the fourth quarter of 2023. The data and our clinical pharmacology modeling predictions support a once monthly dosing regimen for the planned Phase 2 clinical trial. RLYB212 was observed to be generally well-tolerated with no reports of injection site reactions or serious adverse events.

The Phase 1b single-blind, placebo-controlled proof-of-concept clinical trial was designed to establish the ability of SC RLYB212 to rapidly eliminate HPA-1a positive platelets transfused to HPA-1a negative healthy subjects. The study included 11 males aged 18 to 65 years, randomized to RLYB212 0.09mg (n=4), RLYB212 0.29mg (n=5), or placebo (n=2). We reported the results from this trial at the 31st Congress of the International Society on Thrombosis and Haemostasis ("ISTH") in the second quarter of 2023. The results showed that SC RLYB212 administration produced a dose-dependent, rapid, and complete elimination of transfused HPA-1a positive platelets in HPA-1a negative subjects, with both doses meeting the prespecified proof-of-concept criteria of ≥90% reduction in mean platelet elimination half-life. Mean platelet elimination half-life was 5.8 hours (0.09mg dose) and 1.5 hours (0.29mg dose) for RLYB212 compared to 71.7 hours for placebo. Consistent with the Phase 1 first-in-human trial, RLYB212 was observed to be well-tolerated with no reports of serious or severe adverse events.

Additionally, we are conducting a FNAIT Natural History Alloimmunization Study ("FNAIT natural history study"). This prospective, non-interventional, multinational natural history study is designed to screen up to 30,000 expectant mothers presenting at gestational week 10 to 14 prenatal visit to determine the frequency of women at higher FNAIT risk among expectant mothers of different racial and ethnic characteristics, as well as the frequency of HPA-1a alloimmunization and pregnancy outcomes among these women. Subject to future discussions with regulatory authorities, we expect that data from this study will contribute to a control dataset for a future single-arm Phase 3 registrational clinical trial for RLYB212. An additional objective of the FNAIT natural history study is to operationalize de novo the laboratory screening test paradigm for FNAIT risk and generate FNAIT laboratory test performance data that we plan to use for future regulatory discussions. As of March 1, 2024, approximately 9,400 women have been screened as part of the study.

Treatment of Disorders Due to Complement Dysregulation
The complement system plays a central role in innate immunity, as well as, shaping adaptive immune response. Dysregulation of the complement pathway has been implicated in the pathogenesis of a growing number of diseases, making it an attractive target for therapeutic intervention. Antibody inhibitors of C5 have been successfully developed to treat diseases caused by complement pathway dysregulation, including PNH, aHUS, refractory gMG and relapsing NMOSD. Despite the approval of antibody-based C5 inhibitors for patients with these diseases, we believe there remains a significant need in the market for safe, effective, patient-friendly, and accessible therapies.

Our team has a track record of success in designing, developing, and securing marketing approval for C5 complement inhibitors, including Soliris and Ultomiris, for patients around the world with severe and rare complement-mediated diseases. Our most advanced product candidate in this therapeutic area is RLYB116, an inhibitor of C5, which is a central component of the terminal complement pathway. RLYB116 is an Affibody molecule attached to an albumin binding domain that has the potential to drive the rapid, complete, and sustained inhibition of C5 with a SC injection. We have completed a Phase 1 clinical trial in healthy participants that included the study of RLYB116 as both a single ascending dose (“SAD”) and a multiple ascending dose (“MAD”).

The SAD portion of the RLYB116 Phase 1 trial included five cohorts with doses ranging from 2mg up to 300mg. Data from the SAD portion of the RLYB116 trial showed that all study participants that were administered a single 1 mL SC injection of 100 mg of RLYB116 (n=6) demonstrated a reduction in free C5 greater than 99% within 24 hours of dosing. Subcutaneously administered RLYB116 in the SAD portion of the trial was observed to be generally well-tolerated at the 100 mg dose, with mild adverse events and no drug-related serious adverse events reported. The terminal elimination half-life of RLYB116 was greater than 300 hours. The MAD portion of the RLYB116 Phase 1 trial included an adaptive single-blind design with a four-week treatment duration to evaluate the safety, tolerability, PK, and pharmacodynamics ("PD") of RLYB116 with multiple dose SC administration. The MAD portion of the trial included four cohorts: Cohort 1 (weekly dosing of 100 mg), Cohort 2 (3 doses of 100 mg the first week followed by weekly dosing), Cohort 3 (150 mg weekly dosing reduced to 125 mg weekly dosing) and Cohort 4 (75 mg twice the first week followed by 100 mg twice per week) with post-treatment for 10 weeks. In December 2023, we reported data from the MAD portion of the trial that demonstrated a 100 mg low volume (1 mL) once-weekly dose of subcutaneously administered RLYB116 achieved sustained mean reductions in free C5 of greater than 93%, including at Day 29 with measurement prior to the last dose. The reduction from pre-treatment free C5 at 24 hours after the first dose of 100 mg was greater than 99%. In the MAD portion of the Phase 1 trial, RLYB116 demonstrated low inter-subject variability and consistent increases in exposure relative to dose with a mean estimated elimination half-life for RLYB116 of

>300 hours. RLYB116 administered in the MAD trial as a 100 mg once-weekly dose was also observed to be generally well tolerated.

Based on data from the MAD portion of the Phase 1 trial and additional work we have conducted with RLYB116, we believe that RLYB116 has the potential to be an effective treatment for patients with certain complement-mediated diseases, including gMG. We have prioritized enhancements to the manufacturing process that are intended to improve tolerability at higher doses with a low injection volume and infrequent SC administration, thereby opening up the opportunity to treat a wider range of complement-mediated diseases in addition to gMG, including PNH and antiphospholipid syndrome. We expect the manufacturing work to be completed in the second half of 2024.

Our second C5 inhibitor, RLYB114, is a pegylated C5-targeted Affibody molecule with PK properties designed for the treatment of complement-mediated ophthalmic diseases. In February 2023 we entered into a collaboration with EyePoint Pharmaceuticals, Inc. (“EyePoint”) and are using EyePoint’s proprietary technology for sustained intraocular drug delivery, with the initial focus on geographic atrophy, an advanced form of age-related macular degeneration that leads to irreversible vision loss. Rallybio and EyePoint expect to provide an update on this collaboration in the first half of 2024.

Hematological Disorders
In May 2022, we obtained worldwide exclusive rights to RLYB331, a preclinical, monoclonal antibody that is designed to inhibit Matriptase-2 ("MTP-2"). The inhibition of MTP-2 significantly increases levels of hepcidin, decreases iron load and treats ineffective erythropoiesis. We believe RLYB331 has the potential to address a significant unmet need for patients with severe anemia with ineffective red blood cell production or erythropoiesis and iron overload, such as polycythemia vera, beta thalassemia and a subset of myelodysplastic syndromes ("MDS"), amongst others. Currently these patients are underserved by the existing standard of care. We are continuing with preclinical activities to support the transition of RLYB331 into clinical development and expect to report data from this program in the first half of 2024.

Artificial Intelligence Drug Discovery Collaboration
In July 2019, we formed a joint venture with Exscientia Limited ("Exscientia"), an Oxford, UK-based artificial intelligence ("AI") and machine learning drug discovery company with a proprietary chemical design platform to discover novel small molecule drug candidates. Our joint venture is focused on the discovery and development of small molecule therapeutics for the treatment of patients with rare metabolic diseases.

The joint venture is currently developing a small molecule targeting an Ectonucleotide Pyrophosphatase/ Phosphodiesterase 1 ("ENPP1") inhibitor for the treatment of HPP. HPP is a rare, genetic disease characterized by mutations in the ALPL gene. The ALPL gene provides instructions for making an enzyme called tissue-nonspecific alkaline phosphatase, which plays an important role in the growth and development of bones and teeth. The incidence of HPP has been reported to be 1 in 100,000 to 1 in 300,000 (United States and Canada) for severe disease and 1 in 6,370 (European Union) for less severe forms. These mutations lead to diminished activity of the alkaline phosphatase enzyme and the accumulation of inorganic pyrophosphate (“PPi”), which inhibits bone mineralization causing multiple skeletal pathologies. We believe that a small molecule inhibitor of ENPP1 has the potential to bring meaningful benefit to HPP patients by reducing excess levels of pyrophosphate, thereby removing an inhibitor of calcium mineralization and bone formation.

We and Exscientia continue to work toward the selection of a small molecule development candidate to advance into the clinic targeting ENPP1 for the treatment of patients with HPP. Proof of mechanism studies are in progress with a leading global HPP expert. We plan to provide an update on the progress of the program in the second half of 2024.

AbCellera Collaboration
In December 2022, we entered into a strategic alliance to discover, develop, and commercialize novel antibody-based therapeutics for rare diseases. This multi-year, multi-target collaboration will combine AbCellera Biologic's ("AbCellera") antibody discovery engine with Rallybio’s clinical and commercial expertise in rare diseases to identify optimal clinical candidates with a goal of delivering therapies to patients.

AbCellera and Rallybio will co-develop up to five rare disease therapeutic targets, which will be chosen together by both companies. The collaboration will allow Rallybio to add product candidates to our existing pipeline with the option for AbCellera to conduct process development and clinical manufacturing activities. The first program is focused on addressing the significant unmet therapeutic needs of patients with rare metabolic diseases.

Our Strategy

Our mission is aligned with our expertise: to identify and accelerate the development of life-transforming therapies for patients with severe and rare disorders. To achieve this mission, our strategy includes the following key components:

•Establish a leading rare disease company with a team that delivers transformative medicines to patients. We believe our team’s expertise and knowledge are fundamental to our long-term success. Our research and development team is led by experienced drug development executives who were integral in the approvals of more than 30 drugs from leading companies, including Alexion Pharmaceuticals, Inc, Astellas Pharma Inc., Pfizer Inc. and Wyeth, LLC. We plan to create value by continuing to leverage our team’s expertise and focus on further development of our current product candidates either alone or through partnerships and collaborations to significantly improve the lives of patients.
•Advance RLYB212 for the prevention of FNAIT. There is currently no approved therapy for the prevention of FNAIT. Women at higher risk of FNAIT may experience potentially devastating outcomes and we believe there is a significant unmet need for patients. We believe the clinical data generated to date support continued investment and development of RLYB212 and provide us with an opportunity to deliver a substantially impactful therapeutic in maternal fetal health for expectant mothers with FNAIT. Furthermore, we estimate that the market opportunity exceeds $1 billion. We plan to initiate a Phase 2 study in expectant mothers at higher risk of FNAIT in the second half of 2024.
•Advance RLYB116 for the treatment of diseases of complement dysregulation through partnering or other forms of non-dilutive financing. In the fourth quarter of 2023, we announced preliminary data from a MAD Phase 1 trial of RLYB116. Based on the data from this trial, we believe that RLYB116 has the potential to be an effective treatment for patients with certain complement-mediated diseases, including gMG. We are currently implementing additional manufacturing process improvements that we believe will enable RLYB116 to treat a broader range of complement-mediated diseases. Given our desire to conserve capital, we will seek to move this program forward with a partner or non-dilutive financing.
•Leverage the progress made to date and maximize the value from our preclinical candidates, including the programs in our collaborations with Exscientia and AbCellera. We believe that our preclinical pipeline programs have significant potential to generate value by meeting the unmet needs of patients and we intend to continue to move these forward in a capital-efficient manner. For example, we are currently conducting preclinical work for RLYB331 and expect to report the results of this work in the first half of 2024 prior to initiating any further development work. In addition, we are continuing to support our collaborations with Exscientia and AbCellera with a goal of generating additional data from these programs that can inform the most appropriate next steps in development.
•Create value from our pipeline through targeted business development activities. We believe we have assembled a valuable portfolio of product candidates targeting several rare diseases and will seek to unlock that value by leveraging our current and potential future partnerships and collaborations for one or more of these programs. We believe this will enable us to advance these programs while focusing our development efforts and related spend on RLYB212. We may also periodically evaluate the potential in-license or acquisition of new programs subject to market conditions and our cash runway.

Our Product Candidates

RLYB212 for the prevention of FNAIT

RLYB212 is a subcutaneously administered monoclonal anti-HPA-1a antibody for the prevention of FNAIT, a maternal fetal blood disorder that can cause potentially devastating outcomes in the fetus or neonate including miscarriage, neonatal death, and severe life-long neurological disability in the babies that survive. We have completed two Phase 1 clinical trials for RLYB212 and we intend to initiate the Phase 2 clinical trial for RLYB212 in the second half of 2024. Based on the preclinical and clinical data to date and our understanding of FNAIT, we believe RLYB212 has the potential to prevent maternal alloimmunization and thereby the occurrence of FNAIT.

We are also currently conducting an FNAIT natural history study. This prospective, non-interventional, multinational study is designed to determine the frequency of women at higher FNAIT risk among expectant mothers of different racial and ethnic characteristics, as well as the frequency of HPA-1a alloimmunization and pregnancy outcomes among these women. We expect that data from this study will contribute historical control data to support a planned single-arm Phase 3 registrational clinical trial of RLYB212. An additional objective of the FNAIT natural history study is to operationalize de novo the laboratory screening test paradigm for FNAIT risk and generate FNAIT laboratory test performance data for future regulatory discussions.

Maternal fetal blood disorders
FNAIT is one of several devastating disorders that is caused by an immune incompatibility of a mother and fetus during pregnancy. One of the best-characterized prenatal immune incompatibility disorders is Rh disease. This condition arises when the mother is RhD negative and her fetus is RhD positive. RhD incompatibility may lead to destruction of red blood cells in the fetus and can result in severe outcomes including miscarriage or loss of a newborn. Rh disease is treated by giving at-risk expectant mothers low doses of antibodies to RhD. These antibodies remove fetal red blood cells that have crossed into the mother’s circulation, thereby preventing her from developing an immune response that could destroy the red blood cells in the fetus. Since the approval of the first Rho (D) Immune Globulin in 1968, known as RhoGAM, expectant mothers in many countries, including in North America and Europe, are routinely screened for their RhD status, and Rh disease is largely prevented in at-risk expectant mothers. We are pursuing a similar approach to prevent FNAIT.

FNAIT disease background
Like Rh disease, FNAIT is a disorder that occurs during pregnancy when an expectant mother’s immune system attacks a specific antigen on the blood cells of her fetus, leading to their destruction. This results in an increased risk of bleeding in the fetus and newborn. In the majority of cases, the effects of FNAIT are mild; however, up to 20% of FNAIT cases experience intracranial hemorrhage ("ICH"), which can lead to devastating outcomes such as miscarriage, stillbirth, loss of the newborn and severe lifelong neurological disabilities in those babies that survive.

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

There are no approved therapies to treat or prevent FNAIT and expectant mothers are not currently screened for FNAIT risk. Today, expectant mothers at risk of FNAIT are typically only identified following the delivery of an FNAIT affected child. These mothers may be treated during subsequent pregnancies with weekly administration of IVIG, along with the oral steroid immunosuppressant prednisone. While IVIG administration can potentially mitigate the detrimental effects of anti-HPA-1a antibodies, it does not prevent alloimmunization, is costly, time-intensive, difficult to tolerate and associated with significant treatment-related complications.

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

Based on published data, we believe that there are at least 22,000 pregnancies annually that are at high risk of FNAIT in the United States, Canada, the UK, other major European countries, and Australia. These pregnancies represent expectant mothers who are HPA-1a negative, who are at high risk of alloimmunization and who are carrying an HPA-1a positive fetus.

Studies show that approximately 2% of the Caucasian population is HPA-1a negative. Based on this frequency and live birth rates of Caucasian women from 2018, we estimate that there are approximately 110,000 HPA-1a negative expectant mothers in the aforementioned countries each year. From this population of expectant mothers, a subset is at higher risk of FNAIT due to the presence of a specific HLA allele, known as DRB3*01:01. Genetic studies have found that expectant mothers who have this specific HLA allele are approximately 25 times more likely to develop antibodies to HPA-1a than those without this allele. This higher-risk population represents approximately 27% of HPA-1a negative expectant mothers, or approximately 30,000 individuals.

From this higher-risk population, an estimated 89% of women would not already have antibodies to HPA-1a and, of these, an estimated 86% would be expected to be carrying an HPA-1a positive fetus. We believe this portion of the higher-risk population could potentially benefit from administration of a monoclonal anti-HPA-1a antibody such as RLYB212.

Pregnancies At High Risk of FNAIT Each Year

*Source: NCHS National Vital Statistics Report Volume 68, Number 13, November 30, 2019, Births: Final Data for 2018; World Bank Population Data (2018); Kjeldsen-Kragh, et al Blood 2007; Hardy-Weinberg estimate; Kjeldsen-Kragh et al Blood 110, 833-839 (2007)

Given the well-established prevalence of HPA-1a negativity in the Caucasian population, our current estimates of the FNAIT at-risk population are derived from the estimated proportion of Caucasian births from approximately eight million live births per year in the above-mentioned countries. We are committed, however, to ensuring that all expectant mothers of any race or ethnicity who are at high risk of FNAIT are identified and eligible for treatment. To this end, we are conducting a FNAIT natural history study, in part to obtain more precise prevalence estimates of the FNAIT at-risk population in racial and ethnic groups that may have been underrepresented in previously published studies. We believe that data from this study will more precisely inform the size of the FNAIT at-risk population.

We believe that screening for FNAIT risk can be performed routinely and cost effectively as part of standard prenatal testing provided to expectant mothers during pregnancy. Testing for maternal HPA-1 type and presence of the HLA-DRB3*01:01 allele could occur during the first trimester, and at the same time as other routine blood work and risk screening. We don’t expect that an additional blood draw would be required. Importantly, U.S. and EU physicians have advised that our approach and timing for FNAIT screening would fit well within the established first trimester prenatal testing paradigm and could be performed at the same time as routine blood typing and Rh testing. Based on our global market research with maternal-fetal medicine specialists, obstetricians-gynecologists and payers, we believe there is high awareness of the catastrophic impact of FNAIT, and a strong desire to both screen and provide preventive therapy to at-risk expectant mothers if there were an approved product to prevent FNAIT and affordable screening tests.

We believe screening and preventive treatment can have a significant impact on this potentially devastating disease. For example, screening and treatment in Rh disease have been highly effective in reducing the number of affected births. In developed countries with access to prenatal testing and treatment, the prevalence of Rh disease is 2.5 per 100,000 compared to 276 per 100,000 worldwide. We believe that applying a similar approach to the prevention of FNAIT could lead to a significant reduction in the number of babies at risk for FNAIT. In our FNAIT natural history study, we are using screening tests for maternal HPA-1 type, maternal HLA-DRB3*D1:01 status, maternal HPA-1a antibodies and fetal HPA-1 genotype.

Our solution: RLYB212

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

In a prophylactic treatment model, a single large bolus intravenous injection of 1 x 108 APLDQ platelets (equivalent to about one-sixth of the total blood volume in the host) was administered to wild-type mice. At a dose of 0.4 µg (yielding a peak concentration of approximately 0.2 µg/ml), RLYB212 was able to drive rapid and complete elimination of APLDQ platelets, as shown in the first graph below, and prevent a host antibody response, as shown in the second graph below. Also shown in the graphs below, this dose correlates to a concentration of RLYB212 projected to bind approximately 10% of the HPA-1a antigen present on the transfused APLDQ platelets. Thus, the approximately 10% receptor binding is sufficient to clear platelets and prevent alloimmunization in the mouse model.

RLYB212 Induced Rapid Elimination of APLDQ Platelets	RLYB212 Prevented the Development of Antibodies to APLDQ Platelets

RLYB212 Clinical Development
We have completed two RLYB212 clinical trials, a Phase 1 first-in-human trial and a Phase 1b proof-of-concept trial. The Phase 1 first-in-human clinical trial is a single-blind, placebo-controlled study that investigated the safety and PK of SC administration of RLYB212 in HPA-1a negative healthy participants. The clinical trial included a single dose cohort and a multiple dose cohort. In the multiple dose cohort, subjects received SC RLYB212 or placebo every two weeks for 12 weeks. An overview of the study's design is illustrated below.

Phase 1 PK and Safety Study of RLYB212 in HPA-1a Negative Healthy Participants

We reported preliminary results from the multi-dose cohort in the fourth quarter of 2023. The data demonstrated that multiple dose PK were consistent both within and between subjects. The data and our clinical pharmacology modeling predictions support a once monthly dosing regimen for the planned Phase 2 study. RLYB212 was observed to be generally well-tolerated with no reports of injection site reactions or serious adverse events.

The Phase 1b single-blind, placebo-controlled proof-of-concept trial was designed to establish the ability of SC RLYB212 to rapidly eliminate HPA-1a positive platelets transfused to HPA-1a negative healthy subjects. The study included 11 males aged 18 to 65 years, randomized to RLYB212 0.09mg (n=4), RLYB212 0.29mg (n=5), or placebo (n=2). An overview of the study's design is illustrated below.

Phase 1b Trial of RLYB212 in Healthy Male Participants

In June 2023, we reported the results from this clinical trial at ISTH. The results showed that SC RLYB212 administration produced a dose-dependent, rapid and complete elimination of transfused HPA-1a positive platelets in HPA-1a negative subjects, with both doses meeting the prespecified proof-of-concept criteria of ≥90% reduction in mean platelet elimination half-life. Mean platelet elimination half-life was 5.8 hours (0.09mg dose) and 1.5 hours (0.29mg dose) for RLYB212 compared to 71.7 hours for placebo. Consistent with the Phase 1 first-in-human trial, RLYB212 was observed to be well-tolerated with no reports of serious or severe adverse events.

Both the U.S. FDA and the EMA have designated RLYB212 as an orphan drug. Orphan drug designations offer certain incentives including tax credits, marketing exclusivity upon any approval, fee waivers, and the ability to interact with both agencies to receive specialized regulatory advice and assistance. We recently engaged with the EMA in such a process in advance of our planned Phase 2 clinical trial. We received feedback from the EMA and are now moving forward with our Clinical Trial Application to support conduct of the Phase 2 study in Europe.

Based on the data generated to date and subject to completion of regulatory discussions, we plan to initiate a Phase 2 trial of RLYB212 in expectant mothers at higher FNAIT risk in the second half of 2024. The primary objective of the Phase 2 clinical trial will be to assess the PK and safety of SC RLYB212 administered antenatally in expectant mothers. Additional objectives will include assessing the safety of RLYB212 in the neonate and neonatal exposure of RLYB212 at time of birth, and assessing pregnancy and neonatal outcomes as well as the occurrence of emergent HPA-1a alloimmunization. We are designing the trial as a single-arm, open-label study and plan to conduct the trial in Europe. The intended study population is women who are at higher risk for HPA-1a alloimmunization and FNAIT (i.e., women who are identified through screening to be HPA-1a negative and HLA-DRB3*0101 positive), who are bearing an HPA-1a positive fetus and have not previously alloimmunized. Dosing of RLYB212 will be initiated by gestational week 16 and continued at monthly intervals through pregnancy. An overview of the study's design is illustrated below.

Phase 2 Dose Confirmation Trial of RLYB212 in Expectant Mothers

Prospective FNAIT Natural History Alloimmunization Study
We have an ongoing prospective, non-interventional, multinational natural history study. This study is designed to screen up to 30,000 expectant mothers presenting at gestational week 10 to 14 prenatal visit to determine the frequency of women at higher FNAIT risk among expectant mothers of different racial and ethnic characteristics, as well as the frequency of HPA-1a alloimmunization and pregnancy outcomes among these women. Subject to future discussions with regulatory authorities, we expect that data from this study will contribute to a control dataset for a future single-arm Phase 3 registrational clinical trial for RLYB212. An additional objective of the FNAIT natural history study is to operationalize de novo the laboratory screening test paradigm for FNAIT risk and generate FNAIT laboratory test performance data that we plan to use for future regulatory discussions. As of March 1, 2024 approximately 9,400 women have been screened in the study.

RLYB116 for the treatment of disorders due to complement dysregulation

RLYB116 is an inhibitor of complement component C5, a component of the complement pathway which plays a central role in innate immunity as well as shaping adaptive immune response. Dysregulation of the complement pathway has been implicated in the pathogenesis of a growing number of diseases, making it an attractive target for therapeutic intervention. Antibody inhibitors of C5 have been successfully developed to treat diseases caused by immune dysfunction, including PNH, aHUS, refractory gMG and relapsing NMOSD. RLYB116 includes an Affibody molecule, which is an antibody mimetic protein that has a much smaller molecular weight than a traditional antibody and may also be easier and less costly to produce. In contrast to C5-targeted antibody therapeutics that are administered intravenously, RLYB116 has the potential to be administered as a small volume subcutaneous injection. RLYB116 also includes an albumin binding domain, which may extend the half-life of the Affibody domain. In addition, amino acid substitutions that are part of RLYB116 are intended to enhance its stability. We view RLYB116 as a potential pipeline-in-a-product with disease areas under consideration including PNH, gMG and antiphospholipid syndrome. We believe RLYB116 can address significant unmet needs for patients with these diseases by providing a potential treatment that is more accessible and patient-friendly than existing marketed products, including by reducing the frequency and improving the route of administration.

Based on our team’s experience studying and developing therapies targeting the complement system, we believe there are four important attributes that could support clinical and commercial success in the treatment of a broad range of patients suffering from complement-mediated diseases. These include a mechanism of action targeting terminal complement, the ability to produce rapid, complete and sustained inhibition of C5, a safety profile consistent with C5 antibodies currently approved for therapeutic use, and pricing flexibility to treat a broad range of complement-mediated diseases. We believe RLYB116 has the potential to demonstrate these attributes, and if so, could have a life-transforming impact on patients. Given our desire to conserve capital, we may seek a partner or access to non-dilutive financing to support future clinical development.

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

gMG disease background
gMG is a potentially life-threatening, rare autoimmune neuromuscular disorder. Patients with gMG develop antibodies that attack critical signaling proteins at the junction between nerve and muscle cells, thereby inhibiting the ability of nerves to communicate properly with muscles. This inhibition leads to muscle weakness, which can occur in ocular muscles leading to droopy eyelids as well as blurred or double vision, and can occur in the muscles in the face, neck, throat and jaw, causing difficulty chewing and swallowing as well as respiratory problems, speech difficulties and weakness in skeletal muscles leading to problems in limb function. While symptoms can be transient and remit spontaneously in the early stages of the disease, as the disease progresses, symptom-free periods become less frequent and disease exacerbations can last for months. Up to 20% of gMG patients experience respiratory crisis at least once in their lives. During such a crisis, a decline in respiratory function can become life-threatening and require intubation and mechanical ventilation. According to a comprehensive epidemiological study of

gMG in western Denmark from 1975-89, from the time of diagnosis, the overall survival rates at 3, 5, 10, and 20 years are estimated to be 85%, 81%, 69% and 63%, respectively. Patients with gMG suffer from poor quality of life due to the impact of their disease on physical function and the burden of treatment-related adverse events. The prevalence of gMG has been estimated to be at least 100 people per million.

Current treatments for gMG and their limitations
In the first-line setting, patients presenting with symptomatic gMG are commonly treated with acetylcholinesterase inhibitors such as pyridostigmine, to improve neuromuscular transmission. As the disease progresses, patients may receive immunosuppressive therapies off-label; unfortunately, these therapies are associated with a substantial treatment burden and can even lead to a worsening of the disease. Targeted, therapies approved for treatment of gMG include complement inhibitors (e.g., Soliris, Ultomiris, Zilbrysq) and FcRn inhibitors (e.g., Vyvgart, Rystiggo). These treatments have yielded substantial symptom improvements, though unmet need remains for treatments that are more patient-friendly. Rituximab is another treatment used off-label for gMG, though it is believed to have more benefit in patients with anti-muscle-specific tyrosine kinase ("MuSK") antibodies than those with anti-AChR antibodies.

For patients with severe gMG or recurrent exacerbation and crisis, there are a number of methods utilized to reduce circulating IgG antibodies. These procedures include plasma exchange and administration of IVIG. Both procedures are burdensome for patients and repeat administration is usually required to obtain significant reduction in symptoms. In addition, the large volumes of intravenous fluid associated with the administration of IVIG can lead to pulmonary edema and kidney complications.

Potential benefits of our approach
We are pursuing gMG as part of our initial development strategy for two reasons. First, complement overactivity is known to contribute to the disease pathophysiology of gMG, providing a sound biological rationale for a C5-targeted intervention. Second – and most importantly – our proprietary market research suggests that significant unmet need exists for more patient-friendly treatment options, which we believe could be addressed by RLYB116 as a once-weekly, small volume, self-administered subcutaneous therapeutic.

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

There are currently four approved disease-modifying drugs for PNH. Although these drugs have meaningfully improved the lives of patients with PNH, they have limitations including sub-optimal delivery (three of the four are delivered intravenously or via subcutaneous infusion) and high cost that result in limitations on access to therapy. Despite these limitations, worldwide sales of these drugs exceeded $5 billion in 2022. We believe that a product that works through a similar mechanism but with weekly dosing and a low-volume, convenient route of administration and improved patient access has the opportunity to further transform PNH therapy for patients.

Potential benefits of our approach
We believe PNH represents an attractive development opportunity for RLYB116 for several reasons. First, PNH has a well-understood disease pathophysiology driven by complement, providing a sound biological rationale for a C5-targeted intervention. Second, PNH offers the opportunity for early clinical validation using objective endpoints, including impact on lactate dehydrogenase, a component of red blood cells that is increased in circulation as a result of hemolysis. And third – and most importantly – we believe that with a patient-friendly and accessible therapy, RLYB116 could potentially provide transformative therapeutic impact for unserved and underserved patients with PNH globally.

Our solution: RLYB116
RLYB116 is an engineered protein that includes an Affibody molecule and an albumin binding domain. We acquired rights to RLYB116 from Swedish Orphan Biovitrum AB (Publ) ("Sobi"). RLYB116 was designed for optimal C5 binding, increased stability, as well as a long half-life in serum. Potential benefits of RLYB116 include:

•Subcutaneous administration. The low molecular weight allows for a higher concentration of active molecules than antibodies in an equivalent volume. This increases the probability of being able to deliver RLYB116 in a volume suitable for subcutaneous administration.
•Efficiency of manufacturing. RLYB116 is expressed in E coli, providing for a more streamlined and potentially lower cost manufacturing process compared to antibodies or other biologics expressed in mammalian cell culture, which typically require larger scale and longer manufacturing times.
•Less frequent dosing. Linkage of the Affibody domain to an albumin binding domain may lengthen the dosing interval of RLYB116 by extending the biological half-life.
•Potentially lower risk of treatment conversion. Due to 1:1 binding to C5, there is an expected lack of risk for drug-target-drug complex formation when switching from treatment with an antibody.
•Favorable stability. The Affibody platform provides the possibility of delivering highly stable and soluble therapeutic agents that allow for high-concentration low-volume products.

Affibody Scaffold and RLYB116 Structure

Clinical development of RLYB116
We have completed a Phase 1 clinical trial in healthy participants that included the study of RLYB116 as a SAD and a MAD.

The SAD design was a single-blind, placebo-controlled, dose escalation trial investigating the safety, PK and PD of single dose RLYB116 in healthy participants. The SAD portion of the Phase 1 trial included five sequential ascending dose cohorts with doses ranging from 2mg up to 300mg, each enrolling 8 subjects (6 treated with RLYB116 and 2 with placebo) with a 10 week post-treatment / safety follow-up period. An overview of the clinical trial’s design is illustrated below.

Design of the Phase 1 Clinical Trial of RLYB116 in Healthy Participants (Single Ascending Dose)

Data from the SAD portion of the trial showed consistent increases in exposure with increasing dose levels, low inter-subject variability, and a mean elimination half-life greater than 300 hours after a single SC, low volume injection. In the 100 mg dose group study participants that received RLYB116 (n=6) had a reduction in free C5 greater than 99% within 24 hours of dosing and RLYB116 was observed to be generally well-tolerated at this dose, with mild adverse events and no drug-related serious adverse events reported. Based on the data from the 100 mg dose and the volume of administration of the 300 mg dose, we elected to proceed with the 100 mg dose to initially evaluate multiple dose administration of RLYB116. Across the five single dose cohorts, adverse events were generally mild to moderate in severity with a dose-related increase in the frequency of gastrointestinal adverse events. There were no drug-related serious adverse events.

The MAD portion of the Phase 1 trial included an adaptive single-blind design with a 4-week treatment duration to evaluate the safety, tolerability, PK, and PD of RLYB116 with multiple dose SC administration. The MAD portion of the trial included four cohorts: Cohort 1 (weekly dosing of 100 mg), Cohort 2 (3 doses of 100 mg the first week followed by weekly dosing), Cohort 3 (150 mg weekly dosing reduced to 125 mg weekly dosing) and Cohort 4 (75 mg twice the first week followed by 100 mg twice per week) with post-treatment / study follow-up for 10 weeks.

Design of the Phase 1 Clinical Trial of RLYB116 in Healthy Participants (Multiple Ascending Dose)

In December 2023, we reported data from the MAD portion of the Phase 1 trial that demonstrated a 100 mg low volume (1 mL) once-weekly dose of subcutaneously administered RLYB116 achieved sustained mean reductions in free C5 of greater than 93%, including at day 29 with measurement prior to the last dose. The reduction in free C5 at 24 hours after the first dose of 100 mg was greater than 99%. In the MAD portion of the Phase 1 trial, RLYB116 also demonstrated low inter-subject variability and consistent increases in exposure relative to dose with a mean estimated elimination half-life for RLYB116 of >300 hours. RLYB116 administered as a 100 mg once-weekly dose was also observed to be generally well tolerated. Across the MAD portion of the trial, injection site reaction (ISR) was the most common adverse event (all mild in severity) and gastrointestinal adverse events increased with increasing dose. There was one case of severe liver function test ("LFT") elevation in Cohort 3 in a participant with a history of hepatitis that resulted in discontinuation of treatment. Finally, the measurement of anti-drug antibody ("ADA") formation in the study did not demonstrate an effect on PK or PD parameters and did not appear to be associated with an effect on the severity or incidence of adverse events.

In December 2023, we announced that we would not immediately initiate a Phase 2 clinical trial of RLYB116 for the treatment of gMG, and would prioritize near-term program investments in the RLYB116 manufacturing process. We expect that the additional manufacturing work will improve tolerability at higher doses with a low injection volume and infrequent SC administration, which will enable higher exposure to RLYB116 and potentially increase C5 reduction. If successful, we believe the anticipated manufacturing enhancements will expand the opportunity to treat a broader range of complement-mediated diseases, including PNH and antiphospholipid syndrome. Based on market research conducted to date, we believe that an effective, once-weekly, well-tolerated therapy that can be rapidly self-administered with an autoinjector would be an attractive alternative for patients suffering from gMG and other complement mediated diseases.

RLYB114 for the treatment of ophthalmic disorders

RLYB114 is a C5-targeted Affibody molecule conjugated to polyethylene glycol ("PEG"). The addition of PEG to protein therapeutics is a well-established method of extending the half-life and reducing the immunogenicity of molecules in the body. Given the role of the complement system in retinal and ocular pathology, we believe that RLYB114 could be used to treat ophthalmic diseases, including inflammatory and degenerative disorders.

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

Our solution: RLYB114

In February 2023, we entered into a collaboration with EyePoint. We are evaluating RLYB114 with EyePoint’s proprietary technology for sustained intraocular drug delivery, with the initial focus on geographic atrophy, an advanced form of age-related macular degeneration that leads to irreversible vision loss. We and EyePoint expect to provide an update on this collaboration in the first half of 2024.

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

RLYB331 is a monoclonal antibody that is designed to inhibit MTP-2. The inhibition of MTP-2 significantly increases levels of hepcidin, decreases iron load and treats ineffective erythropoiesis. We are continuing with preclinical activities to support the transition of this asset into clinical development and expect to report additional animal data from this program in the first half of 2024.

AI drug discovery collaboration with Exscientia

We established a partnership with Exscientia, an AI and machine learning drug discovery company. Our partnership currently consists of a joint venture that is focused on the discovery and development of small molecules for the treatment of patients with rare metabolic diseases. We are initially targeting ENPP1, an enzyme involved in regulating extracellular levels of pyrophosphate, a natural inhibitor of calcium mineralization in bone formation, for the treatment of patients with HPP.

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

Strensiq, an enzyme replacement therapy marketed by AstraZeneca plc ("AstraZeneca"), is the only approved therapy to treat patients with perinatal-, infantile-and juvenile-onset HPP. The therapy has been shown to lead to significant improvements in morbidity and mortality in patients with perinatal- and infantile-onset HPP, and improvements in morbidity for patients with juvenile-onset HPP. However, Strensiq has limitations, including its dosing regimen and patient access. Strensiq is administered by subcutaneous injection either three or six times per week using a weight-based dosing scale, which can be both onerous and painful for patients.

Our solution: an ENPP1 small molecule inhibitor
We are developing an orally available, small molecule ENPP1 inhibitor designed to reduce PPi levels through the controlled inhibition of ENPP1, which we hypothesize may restore the balance of PPi and phosphate needed to promote bone mineralization. We and Exscientia expect to select a small molecule development candidate to advance into clinical development. Proof of mechanism studies are in progress with a leading global HPP expert. We plan to provide an update on the progress of the program in the second half of 2024.

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

AbCellera Collaboration

We entered into a strategic alliance with AbCellera to discover, develop, and commercialize novel antibody-based therapeutics for rare diseases. This multi-year, multi-target collaboration combines AbCellera’s antibody discovery engine with Rallybio’s clinical and commercial expertise in rare diseases to identify optimal clinical candidates with a goal of delivering therapies to patients. AbCellera and Rallybio intend to co-develop up to five rare disease therapeutic targets, which will be chosen together by both companies. The partnership’s first program is focused on addressing the significant unmet therapeutic needs of patients with rare metabolic diseases.

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

gMG. Very early-stage gMG is symptomatically treated by the use of acetylcholinesterase inhibitors such as pyridostigmine bromide, marketed as Mestinon by Bausch Health. Eculizumab and ravulizumab are also approved for the treatment of gMG in patients who are positive for anti-AChR antibodies. Efgartigimod, marketed as Vyvgart by Argenx SE, is a neonatal Fc receptor blocker also approved for the treatment of patients with generalized MG who are positive for anti-AChR antibodies and Zilbrysq, a macrocyclic peptide marketed by UCB Pharma was approved for the treatment of AChR+ adult patients with gMG. Rozanolixizumab, marketed as Rystiggo by UCB, is a neonatal Fc receptor blocker approved for the treatment of gMG in adult patients who are AChR+ or anti-MuSK antibody positive. There are several other companies developing assets in mid- to late-stage clinical development for the treatment of gMG using a variety of approaches and modalities. These companies include AstraZeneca, Horizon Therapeutics (acquired by Amgen Inc.) and Immunovant, Inc.

PNH. The only curative treatment currently available for PNH is a stem cell transplant from a related donor. However, this procedure is associated with significant risk and is used only in those patients with severe disease, such as life-threatening thrombosis or dangerously low blood counts. Various supportive therapies include anticoagulants, red blood cell transfusions and iron and folate supplements. These therapies provide some relief from symptoms but do not address the underlying cause of the disease. There are four approved drugs for PNH: eculizumab, marketed by AstraZeneca as Soliris; ravulizumab, marketed by AstraZeneca as Ultomiris; pegcetacoplan, marketed by Apellis Pharmaceuticals as Empaveli, and iptacopan, marketed by Novartis AG as Fabhalta. Eculizumab and ravulizumab are antibodies that bind complement C5; pegcetacoplan is a pegylated pentadecapeptide that targets complement C3; and iptacopan is a small molecule that inhibits complement factor B. There are several companies in mid- to late-stage clinical trials developing treatments for PNH. These include Roche, AstraZeneca, and Alnylam Pharmaceuticals, Inc. among others.

HPP. There is one approved treatment for HPP, asfotase alfa, marketed by AstraZeneca as Strensiq, which is an alkaline phosphotase enzyme replacement therapy, and the only approved therapy for the treatment of perinatal-, infantile- and juvenile-onset HPP. AstraZeneca is developing a second generation enzyme replacement therapy, ALXN-1850 which is currently in clinical development, and Aruvant is developing ARU-2801, an AAV gene therapy currently in preclinical development. There are several companies pursuing ENPP1 small molecule inhibitors for the treatment of cancer, including Angarus Therapeutics, Avammune Therapeutics, Tcino Bioscience, Nanjing Zenshine Pharmaceuticals Co., Ltd. and Stingray Therapeutics, Inc. with all these companies in discovery or preclinical development. We are not aware of other small molecule inhibitors in development for the treatment of patients with HPP.

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

The term of a U.S. patent relating to an approved drug product may also be extended to compensate the patentee for delays due to the regulatory approval process. Such a patent term extension ("PTE") cannot exceed five years, and cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Furthermore, the term can be extended for only one patent applicable to each regulatory review period and only those claims covering the approved product, or a method for using it or manufacturing it, may be extended. In the future, if any of our product candidates receive approval by the FDA we expect to apply for PTE on any issued patents covering those products, depending upon the length of the clinical studies for each product and other factors. There can be no assurance that we will benefit from any PTE or favorable adjustments to the terms of any patents we currently own or in-license or that we may own or in-license in the future.

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

As of March 1, 2024, we owned two patent families that were acquired from Prophylix AS ("Prophylix") and relate to the current product candidates in our FNAIT prevention program, RLYB211 and RLYB212. The acquired patent family covering RLYB212 and its use in treating and preventing FNAIT includes patents issued or accepted in Australia, Canada, Europe, Israel, Mexico, New Zealand, Russia, and the United States. A patent application in this family is pending in Brazil. The granted patents in this family will expire in 2035, excluding any PTA or PTE that may be awarded. The acquired patent family covering administration of RLYB211 for the prophylactic treatment of FNAIT includes patents issued in the United States, Europe and Canada. The foreign patents and one of the U.S. patents will expire at the end of 2026, while the other U.S. patent expires in November 2030 due to a PTA granted by the USPTO. We own three patent families directed to dosing and administration of RLYB212. Two of these families each include patent applications pending in Australia, Canada, Europe, Israel, Mexico, New Zealand, and the United States. Patents issuing in these two families will have an expiration date of June 2042, excluding any PTA or PTE that may be awarded. The third family is a pending United States provisional patent application. In addition, we filed and own two pending International (PCT) patent applications, one directed to assays for quantifying anti-HPA1a antibodies and the other directed to the formulation of RLYB212. We also exclusively in-license certain rights to technology from Versiti Blood Research Institute Foundation, Inc. pertaining to a mouse model of FNAIT.

As of March 1, 2024, we owned two patent families relating to the current product candidates in our complement program, RLYB114 and RLYB116, and certain aspects of their use that were acquired from Sobi. These two patent families currently include four granted U.S. patents and one pending U.S. patent application, with granted patents and/or pending patent applications in more than 25 additional countries worldwide. In the United States, Australia, Canada the European Patent Convention contracting states, and Japan, applications in both patent families have been granted and are scheduled to expire between 2033 and 2034, excluding any PTA or PTE. In addition, we filed and own a pending International (PCT) patent application directed to dosing and administration of RLYB116, and six pending provisional patent applications directed to methods of treatment of various C5-related conditions by administration of RLYB116. We have also non-exclusively in-licensed certain patent rights relating to our current product candidates from Affibody, including patent rights relating to the Affibody molecule technology and Albumod albumin binding molecule technology.

As of March 1, 2024, we exclusively in-licensed from Kymab Limited certain patent rights to the current product candidate in our iron overload program, RLYB331, as well as back-up compounds. Under the exclusive license, we are managing prosecution of a patent family relating to RLYB331 and the back-up compounds. The patent family currently includes pending patent applications in the United States and in more than 20 other countries/regions, including Australia, Brazil, Canada, China, Eurasia, Europe, India, Japan, Mexico, and Saudi Arabia. In addition, we have non-exclusively in-licensed from Kymab Limited certain patent rights relating to the development, manufacture, and use of RLYB331 and the back-up compounds.

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

Under the PLA, Affibody grants us (1) a non-exclusive right under certain patents to use the Affibody ligands alone or as a fusion protein and (2) an exclusive right to use the Affibody ligands alone or as a fusion protein, in each case, for human therapeutic use. Affibody also grants us (a) a non-exclusive right under certain patents to use the ABD in combination with the Affibody ligands as a fusion protein and (b) an exclusive right to use the ABD solely in combination with the Affibody ligands as a fusion protein, in each case, for human therapeutic use. Affibody grants us a non-exclusive license under applicable know-how needed to practice the rights and licenses granted under the PLA. All licenses to us are sublicensable, provided that each sublicense is consistent with the terms and conditions of the PLA. Under the PLA, Affibody has an exclusive right under any product patents, which are a category of certain patents that we own, to use the specific Affibody ligands outside of human therapeutics and a non-exclusive right under know-how needed to practice the Affibody ligands outside of human therapeutics.

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

Product License Agreement with Sanofi
In May 2022, through our subsidiary, Rallybio IPE, LLC ("Rallybio IPE"), we entered into a License Agreement with Kymab Limited ("Sanofi", and such agreement the "Sanofi License Agreement"). Under the Sanofi License Agreement, Sanofi provides Rallybio IPE with worldwide exclusive rights to Sanofi’s KY1066, which is now referred to as RLYB331. Under the terms of the Sanofi License Agreement, Rallybio has an exclusive license to certain Sanofi patents to develop, manufacture and commercialize RLYB331 and Rallybio agrees to use commercially reasonable efforts to develop and commercialize a licensed product in at least one indication in the field in each of several major markets, as described in the Sanofi License Agreement.

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

We paid Prophylix an upfront purchase price of approximately $1.2 million and reimbursed Prophylix approximately $1.8 million for certain manufacturing costs incurred by Prophylix. We are obligated to pay Prophylix an aggregate of up to $ 19.0 million upon achievement of certain development milestones and an aggregate of up to $20.0 million upon achievement of certain sales milestones.

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

Under the RE Ventures operating agreement, we received a 50% interest in the joint venture in exchange for an initial contribution of £0.5 million ($0.6 million, based on the exchange rate at the time). RE Ventures used this initial capital to fund stage 1 of the ENPP1 program, and we committed to fund additional amounts if costs of stage 1 exceeded the initial funding. In June 2020, RE Ventures determined that the stage 1 objective of discovering compounds for ENPP1 with a certain potency had been achieved. In 2020, we contributed £ 1.1 million ($1.3 million, based on the exchange rate at the time) and in 2021, we contributed approximately £1.4 million ($2.0 million, based on the exchange rate at the time) to RE Ventures in support of ongoing Stage 2 development of the ENPP1 program. In 2022, we contributed £0.2 million ($0.3 million, based on the exchange rate at the time) and in 2023, we contributed £1.8 million ($2.3 million, based on the exchange rate at the time) to RE Ventures in support of ongoing development of the ENPP1 program. The board of managers of RE Ventures may determine from time to time that additional capital is necessary or appropriate to enable RE Ventures to conduct its activities, and may seek (but not require) additional capital contributions from the Members.

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

Any products to be used in clinical trials and any approved product that we may commercialize will need to be manufactured in facilities, and by processes, that comply with the FDA’s current Good Manufacturing Practice ("cGMP") requirements and comparable requirements of the regulatory agencies of other jurisdictions in which we are seeking approval. We currently employ internal resources to manage our CMOs. We believe that RLYB212, RLYB116, RLYB114, and RLYB331 can be manufactured through reliable and reproducible biologic and chemical processes from readily available starting materials. We believe that our manufacturing processes are amenable to scale-up and will not require unusual or expensive equipment. We expect to continue to develop, on our own or with our collaborators, product candidates that can be produced cost-effectively at contract manufacturing facilities.

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

The FDA must approve our product candidates for therapeutic indications before they may be marketed in the United States. For drug products, the FDA must approve an NDA, and for biologic products, the FDA must approve a BLA. An applicant seeking approval to market and distribute a new drug or biologic in the United States generally must satisfactorily complete each of the following steps:

•completion of preclinical laboratory tests and animal studies according to Good Laboratory Practice ("GLP") regulations or other applicable regulations;
•manufacture and testing of the therapeutic or biologic moiety and its respective product formulation according to cGMP regulations or other applicable regulations;

•submission to the FDA of an investigational new drug application ("IND"), which must become effective before human clinical trials may begin and must be updated annually and amended when certain changes are made;
•approval by an independent institutional review board ("IRB") or ethics committee representing each clinical trial site before each clinical trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practices ("GCPs") and other clinical-trial related regulations to evaluate the safety and efficacy of the investigational product for each proposed indication;
•preparation and submission to the FDA of an NDA or BLA requesting marketing approval for one or more proposed indications, including payment of application user fees;
•review of the NDA or BLA by an FDA advisory committee, where applicable;
•satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the drug or biologic and its respective finished product is produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
•satisfactory completion of any FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data submitted in support of the NDA or BLA; and
•FDA review and approval of the NDA or BLA, which may be subject to additional post- approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy ("REMS") and any other potential post- approval studies required by the FDA.

Preclinical Studies and IND

Before testing any drug or biological product candidate in humans, the product candidate must undergo rigorous preclinical testing. The preclinical development stage generally involves laboratory evaluations of drug chemistry/biology, formulation, and stability, as well as in vitro and animal studies to assess safety and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety and toxicology studies. The sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND.

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

Human clinical trials to evaluate therapeutic indications to support NDAs and BLAs for marketing approval are typically conducted in three sequential phases that may overlap or be combined:

•Phase 1: The product candidate is initially introduced into human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution, and excretion, and if possible, to gain early evidence for effectiveness. Phase 1 trials may be conducted in healthy volunteers or, in the case of some products for severe or life-threatening diseases, including many rare diseases, the initial human testing is often conducted in patients with the target disease or condition.
•Phase 2: Clinical trials are conducted in a limited patient population with a specified disease or condition to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
•Phase 3: Clinical trials are undertaken with an expanded patient population to further evaluate dosage, and to provide substantial evidence of clinical efficacy and safety in an expanded patient population, often at geographically dispersed clinical study sites. These studies are intended to establish the overall risk-benefit ratio of the product candidate and provide, if appropriate, an adequate basis for product labeling. These trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing.

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

Marketing Application Submission and FDA Review

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, controls ("CMC") and proposed labeling, are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. The fee required for the submission of an NDA or BLA under the Prescription Drug User Fee Act ("PDUFA") is substantial (for example, for fiscal year 2024 this application fee is approximately $4.0 million), and the sponsor of an approved NDA or BLA is also subject to an annual program fee, currently more than $415,000 per program. These fees are typically adjusted annually, but exemptions and waivers may be available under certain circumstances. No user fee is required for orphan drug product applications, except when an application also includes an indication for a non-rare disease or condition.

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

After the submission is accepted for filing, the FDA begins an in-depth substantive review of the application. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months from the filing date in which to complete its initial review of a standard application and respond to the applicant and six months from the filing date for an application with priority review. The review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission. Despite these review goals, it is not uncommon for FDA review of an NDA or BLA to extend beyond the PDUFA goal date.

Before approving an NDA or BLA, the FDA will typically conduct a pre-approval inspection of the manufacturing facilities for the therapeutic/biologic to determine whether the manufacturing processes and facilities comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities comply with cGMP requirements and are adequate to assure consistent production of the product within required specifications. The FDA also may inspect the sponsor and one or more clinical trial sites to assure compliance with GCP requirements and the integrity of the clinical data submitted to the FDA.

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

To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need by providing a therapy where none exists or a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. Fast track designation provides opportunities for earlier and more frequent interactions with the FDA review team to expedite development and review of the product. The FDA also may review sections of the NDA or BLA for a fast track product on a rolling basis before the complete application is submitted if the sponsor and the FDA agree on a schedule for the submission of the application sections and the sponsor pays any required user fees upon submission of the first section of the NDA or BLA. Fast track designation may be rescinded by the FDA if the designation is no longer supported by data emerging from the clinical trial process.

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

FDA regulations require that drug and biological products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. The manufacturing facilities for our product candidates must meet cGMP requirements and satisfy the FDA or comparable foreign regulatory authorities’ satisfaction before any product is approved and our commercial products can be manufactured. In addition, for any of our product candidates that include a device delivery system, the device component will be subject to aspects of the Quality System Regulation ("QSR) applicable to medical devices. Manufacturers of drug-device combination products may either opt to comply with all quality regulations governing each component of the product separately, or may take a “streamlined approach” to cGMP that allows the manufacturer to demonstrate compliance with the drug cGMPs along with compliance with several specific provisions from the device QSR—namely, management responsibility, design controls, purchasing controls, corrective and preventive action, installation, and servicing, as applicable.

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

Once an approval of a drug/biologic product is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information, imposition of post-market clinical trials requirement to assess new safety risks or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about a product;
•mandated modification of promotional materials and labeling and issuance of corrective information;
•fines, warning letters, untitled letters or other enforcement-related letters or clinical holds on post-approval clinical trials;
•refusal of the FDA to approve pending NDAs/BLAs or supplements to approved NDAs/BLAs, or suspension or revocation of product approvals;
•product seizure or detention, or refusal to permit the import or export of products;
•injunctions or the imposition of civil or criminal penalties; and
•consent decrees, corporate integrity agreements, debarment, or exclusion from federal health care programs; or mandated modification of promotional materials and labeling and the issuance of corrective information.

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

Biosimilars and Reference Product Exclusivity for Biological Products

In March 2010, the Patient Protection and Affordable Care Act was enacted in the United States and included the Biologics Price Competition and Innovation Act of 2009 (the "BPCIA"). The BPCIA amended the PHSA to create an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. To date, the FDA has approved a number of biosimilars. The FDA approved the first interchangeable biosimilar product in 2021 and has since approved others. The FDA has also issued several guidance documents outlining its approach to reviewing and approving biosimilars and interchangeable biosimilars.

Under the BPCIA, a manufacturer may submit an application that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Upon licensure by the FDA, an interchangeable biosimilar may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product.

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to a product candidate to obtain PMA simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing, and labeling. PMA applications are subject to an application fee, which for fiscal year 2024 is approximately $483,000.

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

Immediately following the UK's departure from the EU, in Great Britain (being England, Wales and Scotland), all medicinal products with a centralized EU marketing authorization were automatically converted to Great Britain marketing authorizations unless marketing authorization holders opted out of this process. According to Article 5(4) of Annex 2 to the Northern Ireland Protocol contained in the Agreement on the withdrawal of the UK from the EU and the European Atomic Energy Community, centralized marketing authorizations continue to apply in Northern Ireland. The post-Brexit restrictions on movements of goods including medicines have now been corrected by the “Windsor Framework”. Following the so-called “Windsor Framework” which is a political declaration by the European Commission and the Government of the UK of February 27 2023, from January 1 2025, all new medicines for the UK market, including Northern Ireland, will be authorized by the MHRA and UK packaging must carry a clearly legible ‘UK only’ to be allowed onto the UK market. For three years from January 1, 2021, the MHRA, the UK medicines regulator, may rely on a European Commission marketing authorization approval in the centralized procedure, i.e., the EC Decision Reliance Procedure (“ECDRP”), in order to expedite an application for a Great Britain marketing authorization. A separate application is still required, and marketing authorizations are granted by the MHRA. From January 1, 2024, the ECDRP was replaced by the new International Recognition Procedure (“IRP”). IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified reference regulators. IRP allows the MHRA to take into account the expertise and decision-making of trusted regulatory authorities to conduct targeted assessments of IRP applications while retaining the authority to reject applications if the evidence provided is considered insufficiently robust.

The EU and the UK have concluded a trade and cooperation agreement (“TCA”), which was provisionally applicable from January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of the outcomes of good manufacturing practice (“GMP”) inspections and applicants and marketing authorization holders may submit GMP certificates issued by the MHRA for sites located outside the EU/European Economic Area (“EEA”) as supporting information for EU regulatory submissions. However, the TCA does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. Great Britain has also implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland, which is the subject of ongoing negotiation between the UK Government and the European Commission). The regulatory regime in Great Britain currently broadly aligns with EU regulations. However, it is possible that these regimes may diverge in the future. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the UK in the long-term.

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

The old regime, the EU Clinical Trials Directive 2001/20/EC (the “CTD”) has now been repealed and replaced by a new legislative framework provided by Regulation (EU) No 536/2014 (the “CTR”).

As of January 31, 2022, the CTR, came into application, and with it, the launch of the Clinical Trials Information System (“CTIS”), the centralized EU portal and database for clinical trials. The CTR is directly applicable in all EU Member States (and so does not require national implementing legislation in each EU Member State to give effect to the EU law instrument). The CTR has simplified the approval process for clinical trials to be carried out in the EU. Rather than applying for a clinical trial authorization in each EU Member State where the trial will be conducted, the CTR provides that one application be submitted centrally, via CTIS, which will then be reviewed by the designated NCA. If successful, the resulting decision arising from the evaluation process would cover all EU Member States concerned by the application. From January 31, 2023 all submissions of initial CTA applications for a new clinical trial must be made via CTIS. By January 31, 2025, all ongoing trials approved under the CTD must comply with the CTR and information relating to such clinical trials must be recorded in CTIS.

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

Under the Medical Devices Regulation, data relating to the general safety and performance of the medical device must be contained in an application for marketing authorization for the combination product. Such information must be provided by the manufacturer of the medical device in its EU declaration of conformity or the relevant certificate issued by a notified body allowing the medical device manufacturer to affix a European Conformity (“CE”) mark to the medical device. If the dossier submitted to support the marketing authorization does not include the results of the conformity assessment or a CE certificate and where for the conformity assessment of the device, if used separately, the involvement of a notified body is required in accordance with the Medical Devices Regulation, the medicinal products authority such as the EMA responsible for assessing applications for marketing authorization via the centralized procedure can require the applicant for a marketing authorization to provide an opinion on the conformity of the device part with the relevant general safety and performance requirements issued by a designated notified body.

By May 26, 2024, all manufacturers must comply with the Medical Devices Regulation. However, the EU legislature has extended the transitional periods, depending upon the risk classification of the medical device, e.g. December 31, 2027 for Class III devices and Class IIb implantable devices.

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

Centralized Procedure

Under the centralized procedure, a single marketing authorization application is submitted to the EMA where it will be evaluated by its advisory committee, the Committee for Medicinal Products for Human Use (the “CHMP”). A favorable CHMP opinion results in a single marketing authorization granted by the European Commission in an implementing decision, known as a centralized marketing authorization. A centralized marketing authorization is valid for all EU member states and, by extension (after taking the corresponding national implementing measures), in Norway, Iceland and Liechtenstein. In general, the initial marketing authorization is valid for five years, but once renewed is usually valid for an unlimited period, unless the European Commission decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Under the centralized procedure, the maximum timeframe for the evaluation of a marketing authorization application by the EMA is 210 days, excluding clock stops. Clock-stops allow the applicant the necessary time to provide additional information in response to questions raised by the CHMP. The clock-stops considerably extend the time taken by the CHMP to complete the evaluation of a marketing authorization application. Ordinarily, within 67 days of receipt of the positive scientific opinion provided by the EMA, the European Commission will issue a binding decision on granting of a centralized marketing authorization.

Decentralized Procedure

The decentralized procedure allows marketing authorization application in respect of medicinal products not authorized in the EU/EEA to be submitted simultaneously in two or more EU member states, whereas the mutual recognition procedure must be used if the product has been authorized in at least one EU member state on a national basis, and the applicant seeks approval progressively of the same medicinal product in one or more EU member state(s). Both the decentralized and mutual recognition procedures provide for approval by one or more “concerned” member state(s) based on an assessment of an application performed by one “reference” member state. Under the decentralized approval procedure, an applicant submits an application, accompanied by a dossier, containing the requisite scientific data, and related materials to the reference member state and concerned member state(s). The reference member state prepares a draft assessment and drafts of the related materials within 120 days of the receipt of a valid application. Within 90 days of receiving the reference member state’s positive assessment report, each concerned member state must approve the assessment report and related materials, unless they identify a potential serious risk to public health.

Mutual Recognition Procedure

Under the mutual recognition procedure, the concerned member state(s) have a 90-day period to recognize the marketing authorization in the reference member state. The decentralized procedure contemplates a single clock-stop at day 105 for applicants to address questions raised by the reference member state and concerned member states, which may extend the process for completing the assessment procedure.

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

Conditional Marketing Authorization

In specific circumstances, E.U. legislation (Article 14–a Regulation (EC) No 726/2004 (as amended by Regulation (EU) 2019/5) and Commission Regulation (EC) No 507/2006 on Conditional Marketing Authorizations for Medicinal Products for Human Use) enables applicants to obtain a conditional marketing authorization prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if (1) the product candidate is intended for the treatment, prevention or medical diagnosis of seriously debilitating or life-threatening diseases; (2) the drug candidate is intended to meet unmet medical needs of patients; (3) a marketing authorization may be granted prior to submission of comprehensive clinical data provided that the benefit of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required; (4) the risk-benefit balance of the product candidate is positive, and (5) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data. A conditional marketing authorization requires specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and can be renewed annually, if the risk-benefit balance remains positive, and after a satisfactory assessment of benefit: risk balance and progress in fulfilling the specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.

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

European Union Regulatory Data Exclusivity

In the EU, new products, which are considered as referenced medicinal products, authorized for marketing qualify for eight years of data exclusivity and an additional two years of marketing exclusivity upon grants of a marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The marketing exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until ten years have elapsed from the initial authorization of the reference medicinal product in the EU. The ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

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

Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten-year market exclusivity period, the EMA or the competent authorities of the Member States of the EEA, cannot accept an application for a marketing authorization for a similar medicinal product for the same indication. A similar medicinal product is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The application for orphan designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the marketing authorization application if the orphan designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The ten-year market exclusivity in the EU may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if:

•the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;
•the applicant consents to a second orphan medicinal product application; or
•the applicant cannot supply enough orphan medicinal product.

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

In the United States, third-party payors include government healthcare programs, such as Medicare and Medicaid, private health insurers, managed care plans and other organizations. These third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services, including biopharmaceutical products. Significant uncertainty exists regarding coverage and reimbursement for newly approved healthcare products. Coverage does not ensure adequate reimbursement. It is time consuming and expensive to seek coverage and reimbursement from third-party payors. We may need to conduct expensive pharmacoeconomic studies to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA regulatory approvals. Third-party payors may take into account clinical practice guidelines in determining coverage and there may be significant delays before our products are addressed by such guidelines and we cannot predict what position such guidelines would take with respect to our products if and when addressed. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication, or utilize other mechanisms to manage utilization (such as requiring prior authorization for coverage for a product for use in a particular patient). Limits on coverage may impact demand for our products. Even if coverage is obtained, third-party reimbursement may not be adequate to allow us to sell our products on a competitive and profitable basis. As a result, we may not be able to maintain price levels high enough to realize an appropriate return on investment in product development.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed.

Some countries may require the completion of additional studies that compare the cost-effectiveness of our product candidate to currently available therapies (so called health technology assessment ("HTA") in order to obtain reimbursement or pricing approval). For example, subject to the requirements set out in Directive 89/105/EEC relating to the transparency of measures regulating the pricing of medicinal products for human use and their inclusion in the scope of national health insurance systems, EU Member States have the legal competence to set national measures of an economic nature on the marketing of medicinal products in order to control public health expenditure on such products. Accordingly, EU Member States can restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. An EU Member State may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Other EU Member States allow companies to fix their own prices for drug products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the United States and generally tend to be significantly lower.

Regulation (EU) 2021/2282 on health technology assessment (the “HTA Regulation”) entered into force on January 11, 2022 and will apply from January 12, 2025. Given the increasing use of health technology assessment (“HTA”) to guide market access in EU member states, the HTA Regulation seeks to achieve three legislative objectives: to promote convergence in HTA tools, procedures and methodologies; to ensure efficient use of resources and strengthen the quality of HTA across the EU and to improve business predictability. From January 15, 2025, all new oncology medicines and advanced therapy medicinal products (i.e. gene and cell therapies and tissue engineered products) will be assessed at EU level through the Joint Clinical Assessment procedure (“JCA”), which is part of an HTA to evaluate the relative clinical effectiveness of a new health technology against one or more other health technologies. From January 13, 2028, all new orphan medicinal products will be subject to JCA. From January 13, 2030, all new medicines will come under the scope of the HTA Regulation. The HTA Regulation established the Coordination Group on HTA (the “HTACG”) consisting of representatives of EU member states, mainly from HTA authorities or bodies. The HTACG’s remit is to coordinate and adopt the joint HTA work carried out by its subgroups within the scope of the HTA Regulation and to adopt methodological and procedural guidance documents for joint work, including JCAs.

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

Other U.S. Health Care Laws and Regulations

In the United States, biopharmaceutical manufacturers and their products are subject to extensive regulation at the federal and state level, such as laws intended to prevent fraud and abuse in the healthcare industry. These laws, some of which will apply only if and when we have an approved product, include:

•federal false claims, false statements and civil monetary penalties laws prohibiting, among other things, any person from knowingly presenting, or causing to be presented, a false claim for payment of government funds or knowingly making, or causing to be made, a false statement to get a false claim paid;
•federal healthcare program anti-kickback law, which prohibits, among other things, persons from offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for, or the purchasing or ordering of, a good or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid;
•the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") which, in addition to privacy protections applicable to healthcare providers and other entities, prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•FDCA, which among other things, strictly regulates drug marketing, prohibits manufacturers from marketing such products prior to approval or for off-label use and regulates the distribution of samples;
•federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;
•federal Open Payments (or federal “sunshine” law), which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with certain healthcare providers to the Centers for Medicare & Medicaid Services within the U.S. Department of Health and Human Services ("CMS") for re-disclosure to the public, as well as ownership and investment interests held by physicians and their immediate family members;
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•analogous state laws and regulations, including: state anti-kickback and false claims laws; state laws requiring pharmaceutical companies to comply with specific compliance standards, restrict financial interactions between pharmaceutical companies and healthcare providers or report information related to payments to health care providers, marketing expenditures or drug prices; and state laws governing privacy, security and breaches of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and
•laws and regulations prohibiting bribery and corruption, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (the "FCPA") which, among other things, prohibits U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations or foreign government-owned or affiliated entities, candidates for foreign public office, and foreign political parties or officials thereof.

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

Health Care Reform in the United States and Potential Changes to Health Care Laws

Health care reform has been a significant trend in the U.S. health care industry and elsewhere. In particular, government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services. Health care reform, specifically reform addressing pricing and payment for drugs, was a focus of the Trump administration and remains a focus of the Biden administration. A number of healthcare reforms involving drugs have been successfully implemented, including reforms related to Medicare payment for drugs and manufacturer rebate obligations under the Medicaid Drug Rebate Program.

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

There have been several developments in recent years with respect to U.S. state data privacy laws. In 2018, California passed into law the California Consumer Privacy Act which took effect on January 1, 2020 and was expanded by the California Privacy Rights Act, which took effect on January 1, 2023, and which, collectively, imposed many requirements on businesses that process the personal information of California residents (collectively, “CCPA”). Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation (the "GDPR"), including requiring businesses to provide notice to data subjects regarding the personal information collected about them and how such information is used, shared, and retained, requiring that use, retention and sharing of personal information be reasonably necessary and proportionate to the purposes of collection or processing, providing data subjects the rights, in certain circumstances, to (i) request access to such personal information; (ii) request the erasure of such personal information; (iii) opt-out of “sales” of their personal information, (iv) opt-out of the “sharing” of their personal information (i.e., disclosing for cross-context behavioral advertising), and (v) limit the use and disclosure of their “sensitive personal information” for purposes other than those for which it was collected. The CCPA contains significant penalties for companies that violate its requirements. It also provides California residents a private right of action, including the ability to seek statutory damages, in the event of a breach involving their personal information. Compliance with the CCPA is a rigorous and time-intensive process. Similar laws have been proposed or passed in more than half of the states in the United States and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the United States. Compliance with evolving U.S. privacy and security laws, requirements and regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models and the development of new administrative processes.

GDPR
Many countries outside of the United States maintain rigorous laws governing the privacy and security of personal information. For example, the collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the EEA, and the processing of personal data that takes place in the EEA, is subject to the GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, and it imposes heightened requirements on companies that process health and other sensitive data, such as requiring in many situations that a company obtain the consent of the individuals to whom the sensitive personal data relate before processing such data. Examples of obligations imposed by the GDPR on companies processing personal data that fall within the scope of the GDPR include providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, appointing a data protection officer, providing notification of data breaches and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million, or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. On June 4, 2021, the European Commission released two revised sets of standard contractual clauses, which have been designed in part to assist organizations in meeting the requirement of the CJEU’s judgment. However, it is unclear how the use of these clauses will be scrutinized and enforced by supervisory authorities and privacy interest groups, and the process of entering into agreements with new standard contractual clauses, and updating our existing agreements that contain the previous clauses, may lead to additional costs and increase our overall risk exposure. Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the

U.K. and includes parallel obligations to those set forth by GDPR. Other countries maintain different privacy laws that we are subject to which may further increase our costs of compliance and expose us to greater legal risk.

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

As of December 31, 2023, we employed 43 full-time employees. Of our full-time employees, 22 employees are engaged in new product sourcing through business development, research, manufacturing, product development and clinical development, and 21 are engaged in executive, finance, human resources, legal and other administrative functions. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

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

Item 1A. Risk Factors.
You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes appearing in this Annual Report on Form 10-K and the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Negative consequences from these risks could harm our business, prospects, operating results and financial condition or cause the trading price of our common stock to decline. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. See “Cautionary Note Regarding Forward-Looking Statements.”

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
We are a clinical-stage biotechnology company with a limited operating history. As a result, we are not profitable and have incurred significant losses since our formation. We had net losses of $74.6 million and $66.7 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $235.2 million. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to gain regulatory approval and become commercially viable. Since inception, we have devoted substantially all of our resources to raising capital, organizing and staffing the Company, business planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing our product candidates and preparing for clinical trials and establishing arrangements with third parties for the manufacture of our product candidates and component materials, including activities relating to our preclinical development and manufacturing activities for each of our programs and our Phase 1 clinical trials for RLYB212 and RLYB116, and planned Phase 2 clinical trial for RLYB212. We do not have any product candidates approved for sale and have not generated any revenue from product sales.

We expect to incur significant additional operating losses in the foreseeable future as we advance our programs and operate our business. The costs of advancing product candidates through each clinical phase tend to increase substantially over the duration of the clinical development process. The total costs to advance any product candidate to marketing approval in even a single jurisdiction are substantial. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of any product candidates or achieve or maintain profitability. Our expenses will increase substantially if and as we:

▪advance our planned Phase 2 clinical trial for RLYB212, our lead product candidate for our FNAIT program;

▪advance our FNAIT natural history study, and any other studies to support our development program and related regulatory submissions for RLYB212;

▪plan for and conduct any future clinical trials for RLYB116 and any of our other product candidates;

▪seek regulatory approvals for RLYB212, RLYB116 and any other product candidates, as well as for any related companion diagnostic, if required;

▪advance our discovery and preclinical development activities for our product candidates;

▪continue to discover and develop additional product candidates;

▪hire additional clinical, scientific, and commercial personnel;

▪acquire or in-license other product candidates or technologies;

▪maintain, expand, and protect our intellectual property portfolio;

▪secure manufacturing sources and supply chain capacity sufficient to produce adequate quantities of our product candidates, including any product candidate for which we obtain regulatory approval; and

▪establish a sales, marketing, and distribution infrastructure to commercialize our programs, if approved, and for any other product candidates for which we may obtain marketing approval.

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
We expect to spend significant amounts of capital to complete the development of, seek regulatory approvals for and, if approved, commercialize RLYB212 and RLYB116 or any of our other product candidates. In addition, we are obligated to make certain payments under our agreements with AbCellera, Affibody, Prophylix, Sobi, and Sanofi, including milestone and royalty payments in connection with achievement of certain development and commercial milestones as well as the sale of resulting products under such agreements. We may also spend significant capital to develop laboratory tests, and if required by the FDA or other healthcare agencies, one or more companion diagnostics, to identify patients for inclusion in our clinical trials or who are likely to respond to our product candidates.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of December 31, 2023, will be sufficient to fund our operating expenses and capital expenditure requirements into the middle of 2026. This estimate and our expectation to advance the preclinical and clinical development of RLYB212, RLYB116, and any other product candidates are based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, or our clinical trials may be more expensive, time consuming or difficult to design or implement than we currently anticipate. Changing circumstances, including any unanticipated expenses, could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because of the numerous risks and uncertainties, the length of time and scope of activities associated with development of RLYB212, RLYB116 or any product candidate we may develop is highly uncertain, we are unable to estimate the actual amount of funds we will require for development, approval and any approved marketing and commercialization activities. Our future capital requirements, both near and long-term, will depend on many factors, including, but not limited to:

▪the initiation, progress, timing, costs and results of our clinical trials through all phases of development;

▪the identification, assessment, acquisition and/or development of additional research programs and additional product candidates;

▪the outcome, timing and cost of meeting regulatory requirements established by the FDA, EMA, and other comparable foreign regulatory authorities, including any regulatory designations allowing for priority review and any additional clinical trials required by the FDA, EMA or other comparable foreign regulatory authorities;

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

We will require significant additional capital to advance the development and potential commercialization of our product candidates, which we may raise through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. Depending on our business performance, the economic climate and market conditions, we may be unable to raise additional funds when needed on acceptable terms, or at all. Moreover, uncertain geopolitical events, such as the war in Ukraine and conflict in Israel, have impacted the global economy, and a severe or prolonged economic downturn could result in a variety of challenges for our business, including disruptions in the financial markets, which could adversely impact our ability to raise additional capital when needed or on acceptable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may need to significantly delay, scale back or discontinue the development of one or more of our product candidates or the commercialization of any product that may be approved for marketing, and we could be forced to discontinue operations. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts.

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

To the extent that we raise additional capital through the future sale of equity or convertible debt securities, including sales of our common stock pursuant to the Sales Agreement dated as of August 8, 2022 (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), each shareholder's ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect their rights as a common stockholder. In addition, debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and we may need to dedicate a substantial additional portion of any operating cash flows to the payment of principal and interest on such indebtedness. Any future indebtedness, combined with our other financial obligations, could increase our vulnerability to adverse changes in general economic, industry and market conditions, limit our flexibility in planning for, or reacting to, changes in our business and the industry and impose a competitive disadvantage compared to our competitors that have less debt or better debt servicing options. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, intellectual property, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate product candidate development or future commercialization efforts.

We have a limited operating history and no history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability.
Rallybio was founded in January 2018 and our operations to date have been limited to financing and staffing the Company, identifying, evaluating and acquiring or in-licensing product candidates and technologies, conducting preclinical studies and our clinical trials for RLYB211, RLYB212 and RLYB116, and preclinical studies for our product candidates, and developing a pipeline of other preclinical and research programs. We have not yet demonstrated the ability to complete successfully a large-scale, pivotal clinical trial, obtain marketing approval, manufacture a commercial-scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing, obtaining marketing approval for and commercializing pharmaceutical products.

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
Our lead programs are in early-stage clinical development and we do not currently have any commercial products that generate revenues or any other sources of revenue. To date, we have invested a significant portion of our efforts and financial resources in the development of RLYB212 for the prevention of FNAIT and the development of RLYB116. Our future success is substantially dependent on our ability to successfully complete preclinical and clinical development for, obtain regulatory approval for, and successfully commercialize, our product candidates, which may never occur. We currently have no products that are approved for commercial sale and may never be able to develop a marketable product. Any delays in the advancement of our clinical trials could impact our product development timelines, result in increased costs, affect our ability to obtain marketing approval according to our plans, and delay commercialization.

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

Commercialization of product candidates we may develop will require additional preclinical and clinical development; regulatory and marketing approval in multiple jurisdictions, including by the FDA and the EMA; obtaining manufacturing supply, capacity and expertise; building of a commercial organization; and significant marketing efforts. The success of our product candidates will depend on several factors, including the following:

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
We may expand our pipeline through partnering, acquiring or in-licensing additional product candidates that target validated biology. We also seek to identify and develop product candidates under our joint venture with Exscientia and our strategic alliance with AbCellera. If we fail to identify additional potential product candidates, or fail to partner, acquire or in-license additional product candidates, our business could be materially harmed.

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

▪delays in reaching an agreement on acceptable terms with prospective contract research organizations ("CROs") and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

▪delays in obtaining IRB approval at each site within the United States, or Independent Ethics Committee ("IEC") approval at sites outside the United States;

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

▪the risk that patients enrolled in clinical trials will drop out of the trials before completion; and

▪other factors we may not be able to control that may limit patients, principal investigators or staff, or clinical site availability.

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
The results of preclinical studies, clinical trials or analyses of the results from such trials, may not be predictive of the results of later clinical trials. Product candidates in later clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and prior clinical trials or having shown promising results based on analyses of data from earlier trials. Late-stage clinical trials may include a larger number of patients and could differ in other significant ways from early-stage clinical trials, including changes to inclusion and exclusion criteria, patient population, efficacy endpoints, dosing regimen and statistical design. Our Phase 1b clinical trial for RLYB212 was single blinded, making it difficult to predict how rapid platelet clearance will lead to prevention of alloimmunization in expectant mothers at higher risk for FNAIT and whether the results that we have observed in such trial will be repeated in larger and more advanced clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in later-stage clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding earlier promising results. In addition, conclusions based on promising data from analyses of clinical results, such as the prospective and post hoc analysis of results may be shown to be incorrect in subsequent clinical trials that have pre-specified end points or may not be considered adequate by regulatory authorities. We have completed Phase 1 clinical trials for RLYB212 and RLYB116, however, even if we complete later clinical trials as planned, we cannot be certain that their results will support the safety and efficacy requirements sufficient to obtain regulatory approval, and, as a result, our clinical development plans may be materially harmed.

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

The regulatory approval processes of the FDA, EMA and comparable foreign regulatory authorities, including the Medicines and Healthcare Products Regulatory Agency in the UK, are lengthy, time- consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for RLYB212, RLYB116 or any of our other product candidates, our business will be substantially harmed.
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

For example, we have proposed to use real-world data from our FNAIT natural history study to support our development program and related regulatory submissions for RLYB212. Specifically, the natural history study data would assist us in assessing the frequency of women at higher risk of FNAIT among women of different racial and ethnic characteristics and the occurrence of HPA-1a alloimmunization in these women. The natural history studies and other real-world evidence we may submit to support applications for marketing approval may not be accepted by the FDA, EMA, or other comparable foreign regulatory authorities.

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
Our product candidates target rare diseases and conditions. We are developing RLYB212 for the potential prevention of FNAIT, and we estimate that each year greater than 22,000 pregnancies are at high risk for FNAIT in the United States, Canada, the UK, other major European countries and Australia, based on the presence of HLA DRB3*01:01 positive and HPA-1a negative antibody in mothers and HPA-1a positive in the fetus. With respect to RLYB116, we estimate that there are approximately 4,700 patients with PNH and up to 60,000 patients with gMG in the United States. Our projections of the number of eligible patients are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, population statistics and market research, and may prove to be incorrect. Further, new sources may reveal a change in the estimated number of eligible patients, and the number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our current programs or future product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to. For example, even if we obtain FDA approval for RLYB212 or RLYB116, the drug may be approved for a target population that is more limited than what we currently anticipate. Furthermore, even if we obtain significant market share for any product candidate, if approved, the potential target populations for our product candidates are for rare diseases, and we may never achieve profitability.

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

We may seek Fast Track designation, Breakthrough Therapy designation, or the PRIME designation for our product candidates, but we might not receive any such designation, and even if we do, such designation may not actually lead to a faster development or regulatory review or approval process.
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
Regulatory authorities in some jurisdictions, including the United States and the EU may designate drugs for relatively small patient populations as orphan drugs. Under the U.S. Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population of more than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the EMA’s Committee for Orphan Medicinal Products evaluates, and the European Commission grants, an orphan drug designation principally to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. In addition, the product under consideration is indicated for a condition where there exists no satisfactory method of diagnosis, prevention or treatment authorized in the EU or, if such method exists, that the medicinal product will be of significant benefit to those affected by that condition. Each of the FDA and the European Commission has granted orphan drug designation for RLYB212 for the treatment of FNAIT. We may seek orphan drug designation in the United States and the EU for our other product candidates but may be unsuccessful in doing so. There can be no assurance that the FDA or the EMA’s Committee for Orphan Medicinal Products will consider orphan designation for any indication for which we apply or re-apply, or that we will be able to maintain such designation. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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
If any product candidate is approved for marketing, coverage and reimbursement for any such product by governmental healthcare programs, such as Medicare and Medicaid, private health insurers, and other third-party payors would be essential for most patients to be able to afford the prescription medication. Our ability to achieve acceptable levels of coverage and reimbursement for products or procedures using our products by regulatory authorities, private health insurers and other third-party payors will therefore have an effect on our ability to successfully commercialize any product candidates we develop. We cannot be sure that coverage and reimbursement will be available for our product candidates, if and when such candidates obtain marketing approval, and any reimbursement that may become available may not be adequate and may be decreased or eliminated in the future.

Moreover, increasing efforts by governmental and third-party payors in the United States to cap or reduce healthcare costs may cause third-party payors to limit both coverage and the level of reimbursement for newly approved products and, as a result, such payors may not cover or provide adequate payment for any product we commercialize. We expect to experience pricing pressures in connection with the sale of our product candidates due to the trend toward managed health care and additional legislative, administrative, or regulatory changes. The downward pressure on healthcare costs in general, particularly prescription drugs and biologics and related administration procedures, has become intense and new products face increasing challenges in entering the market successfully. Third-party payors are increasingly challenging the price and examining the cost-effectiveness of new products in addition to their safety and efficacy. To obtain or maintain coverage and reimbursement for any current or future product, we may need to conduct expensive pharmacoeconomic studies to demonstrate the medical necessity and cost-effectiveness of our product. These studies will be in addition to the studies required to obtain regulatory approvals.

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

No uniform policy for coverage and reimbursement for products exists among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor, and one third-party payor’s decision to cover a particular product does not ensure that other payors will also provide similar coverage. Additionally, the process for determining whether a third-party payor will provide coverage for a product is typically separate from the process for setting the price of such product or establishing the reimbursement rate that the payor will pay for the product once coverage is approved. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and reimbursement will be obtained or will be consistent across payors. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases at short notice, and we believe that changes in these rules and regulations are likely. If coverage or reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates and may not be able to obtain a satisfactory financial return on our product candidates.

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
We acquired all rights to RLYB212 from Prophylix in 2019 and rights to RLYB116 and RLYB114 from Sobi in 2019. We also obtained worldwide exclusive rights to Sanofi’s KY1066, now referred to as RLYB331, and have entered into a joint venture with Exscientia for the development of small molecule therapeutics for rare diseases, a discovery and collaboration agreement with AbCellera to discover, develop, and commercialize novel antibody-based therapeutics for rare diseases, and a research collaboration with EyePoint to explore and assess the viability of utilizing our inhibitor of C5 in EyePoint’s proprietary technology for sustained intraocular delivery. An important component of our approach to product development is to acquire or in-license rights to product candidates, products or technologies, acquire other businesses or enter into collaborations with third parties. We may not be able to enter into such transactions on favorable terms, or at all. Any such acquisitions, in-licenses or collaborations may not strengthen our competitive position, and these transactions may be viewed negatively by analysts, investors, customers, or other third parties with whom we have relationships. We may decide to incur debt in connection with an acquisition, or in-license or issue our common stock or other equity securities as consideration for the acquisition, which would reduce the percentage ownership of our existing stockholders.

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
As of December 31, 2023, we had 43 full-time employees, upon whom we rely for various administrative, research and development, business development and other support services shared among our subsidiaries and the Exscientia joint venture. The size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support the operations of all of our subsidiaries and the Exscientia joint venture, including their research and development activities, the management of financial, accounting, and reporting matters, and the oversight of our third-party vendors and partners. If our centralized team or our third-party vendors and partners performing such functions fail to provide adequate administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.

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

▪reliance on the third-party for regulatory compliance, quality assurance, safety, and pharmacovigilance and related reporting; and

▪the possible inability of third-party suppliers to supply and/or transport materials, components and products to us in a timely manner as a result of disruptions to the global supply chain.

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

Beyond the ACA, there have been ongoing healthcare reform efforts. Drug pricing and payment reform was a focus of the Trump Administration and has been a focus of the Biden Administration. For example, federal legislation enacted in 2021 eliminates a statutory cap on Medicaid drug rebate program rebates effective January 1, 2024. As another example, the Inflation Reduction Act (“IRA”) of 2022 includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D, with varying implementation dates. These changes include caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the ACA

Medicare Part D coverage gap discount program) and a drug price negotiation program for certain high spend Medicare Part B and Part D drugs (with the first list of drugs announced in 2023). Subsequent to the enactment of the IRA, in 2022, the Biden administration released an executive order directing the U.S. Department of Health and Human Services ("HSS") to report on how the Center for Medicare and Medicaid Innovation (“CMMI”) could be leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. The report was issued in 2023 and proposed various models that CMMI is currently developing which seek to lower the cost of drugs, promote accessibility, and improve quality of care. One model would adjust Part B payments for drugs approved by FDA under the accelerated approval pathway to encourage timely confirmatory trial completion.

Healthcare reform efforts have been and may continue to be subject to scrutiny and legal challenge. For example, with respect to the ACA, tax reform legislation was enacted that eliminated the tax penalty established for individuals who do not maintain mandated health insurance coverage beginning in 2019 and, in 2021, the U.S. Supreme Court dismissed the latest judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. As another example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Pursuant to court order, the removal was delayed and recent legislation imposed a moratorium on implementation of the rule until January 2032. As another example, the IRA drug price negotiation program has been challenged in litigation filed by various pharmaceutical manufacturers and industry groups.

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

General legislative cost control measures may also affect reimbursement for our product candidates. The Budget Control Act, as amended, resulted in the imposition of reductions in Medicare (but not Medicaid) payments to providers in 2013 and will remain in effect through 2032 unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

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

▪analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws; state laws requiring pharmaceutical companies to comply with specific compliance standards, restrict financial interactions between pharmaceutical companies and healthcare providers or report information related to payments to health care providers, marketing expenditures or drug prices; state and local laws requiring the registration of pharmaceutical sales representatives; and state laws governing privacy, security, and breaches of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts;

▪U.S. laws and regulations prohibiting bribery and corruption, such as the FCPA, which, among other things, prohibits U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations or foreign government-owned or affiliated entities, candidates for foreign public office, and foreign political parties or officials thereof; and

▪similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of personal information, such as, where applicable, the GDPR which imposes obligations and restrictions on the collection, use, and disclosure of personal data relating to individuals located in the EU and the EEA (including health data). See “—Our business operations may subject us to data protection laws, including the GDPR, the UK GDPR, the CCPA and other similar laws."

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

Our business operations may subject us to data protection laws, including the GDPR, the UK GDPR, the CCPA and other similar laws.
The GDPR and UK GDPR apply to companies established in the EEA and UK, respectively, as well as to companies that are not established in the EEA or UK, respectively, and which collect and use personal data in relation to (i) offering goods or services to, or (ii) monitoring the behavior of, individuals located in the EEA or UK, respectively. If we conduct clinical trial programs in the EEA or UK (whether the trials are conducted directly by us or through a clinical vendor or collaborator) or enter into research collaborations involving the monitoring of individuals in the EEA or UK, or market our products to individuals in the EEA or UK, we will be subject to the GDPR or UK GDPR, as applicable. The GDPR and UK GDPR put in place stringent operational requirements for processors and controllers of personal data, including, for example, high standards for obtaining consent from individuals to process their personal data (or reliance on another appropriate legal basis), the provision of robust and detailed disclosures to individuals about how personal data is collected and processed (in a concise, intelligible and easily accessible form), an individual data rights regime (including access, erasure, objection, restriction, rectification and portability), maintaining a record of data processing, data export restrictions governing transfers of data from the EEA and UK, respectively, short timelines for data breach notifications to be given to data protection regulators or supervisory authorities (and in certain cases, affected individuals) of data breaches, and limitations on retention of information. The GDPR and UK GDPR also put in place increased requirements pertaining to health data and other special categories of personal data, as well as a definition of pseudonymized (i.e., key-coded) data. Further, the GDPR provides that EEA member states may establish their own laws and regulations limiting the processing of genetic, biometric, or health data, which could limit our ability to collect, use, and share such data and/or could cause our costs to increase. In addition, there are certain obligations if we contract third-party processors in connection with the processing of personal data. If our or our collaborators’ or service providers’ privacy or data security measures fail to comply with the GDPR or UK GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data, or fines of up to 20 million Euros in the case of GDPR or £17.5 million in the case of UK GDPR or, in each case, up to 4% of our total worldwide annual revenue of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, including class-action type litigation, negative publicity, reputational harm and a potential loss of business and goodwill.

Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA and the UK to the United States. Most recently, on July 16, 2020, the Court of Justice of the European Union (the "CJEU") invalidated the EU-US Privacy Shield Framework (the "Privacy Shield") under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme. This framework has been replaced by the E.U.-U.S. Data Privacy Framework, for which the European Commission adopted an adequacy decision in July 2023, and the UK-US Data Bridge, which took effect in October 2023. While we do not currently rely upon these frameworks, we expect there to be legal challenges to this framework in the future, which could draw into question the legitimacy of other cross-border transfer mechanisms, including the standard contractual clauses on which we rely to transfer personal data from the EEA and UK to the U.S. and other jurisdictions. On June 4, 2021, the European Commission released two revised sets of standard contractual clauses for transfers of personal data from the EEA to the U.S. and has indicated that it will release additional revised standard contractual clauses in the near future.

These recent developments may require us to review and amend the legal mechanisms by which we make and/ or receive personal data transfers to/ in the United States. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. Other countries outside of the EEA and UK maintain different privacy laws that we are subject to which may further increase our costs of compliance and expose us to greater legal risk.

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

In the United States, the CCPA came into effect in January 2020 and was expanded by the California Privacy Rights Act, which took effect on January 1, 2023 (collectively, “CCPA”), and which, collectively, (i) requires certain disclosures to California individuals; (ii) increases the privacy and security obligations of entities handling certain personal information; and (iii) affords such individuals, in certain situations, abilities to request the erasure of personal information, opt out of certain sales of personal information, opt out of the “sharing” of personal information (i.e., disclosing of personal information for cross-context behavioral advertising), and limit the use and disclosure of “sensitive personal information” for purposes other than those for which it was disclosed, among others. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Because we have not yet generated revenue and do not meet the CCPA’s other jurisdictional tests, we do not yet meet the applicable threshold for the CCPA to apply to our business. If our business becomes subject to CCPA in the future, it could increase our compliance costs and potential liability. Similar laws have been proposed or passed in more than half of the states in the U.S. and in the U.S. Congress. Furthermore, all fifty U.S. states, the District of Columbia, Puerto Rico, and other U.S. territories have enacted data breach notification laws that require, among other things, notifications to state governments and/or the affected individuals in the event of a data breach, which differ from one another and impose significant compliance burden. As such, we will need to review periodically our operations in comparison to developments in such laws. Achieving and sustaining compliance with applicable international, federal and state privacy, security, and breach reporting laws may prove time-consuming and costly.

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
In the United States, the term of a patent that covers an FDA-approved drug may be eligible for limited PTE which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-

Waxman Act, permits a PTE of up to five years beyond the expiration date of the patent. The length of the PTE is related to the length of time the drug is under regulatory review. A PTE cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. In addition, the patent term of only one patent applicable to an approved drug may be extended, and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar provisions are available in Europe and certain other non-United States jurisdictions to extend the term of a patent that covers an approved drug. While, in the future, if and when our product candidates receive FDA approval, we expect to apply for PTEs on patents covering those product candidates, there is no guarantee that the applicable authorities will agree with our assessment of whether such extensions should be granted and, even if granted, the length of such extensions. We may not be granted PTE either in the United States or in any foreign country, even where that patent is eligible for PTE, if, for example, we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the regulatory authority could be less than we request. If we obtain such an extension, it may be for a shorter period than we had sought. If we are unable to obtain any PTE or the term of any such extension is less than we request, our competitors may obtain approval of competing products following the expiration of our patent rights, and our business, financial condition, results of operations and prospects could be materially harmed.

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

Risks Related to Our Employees, Managing Our Growth and Our Operations

Our workforce reduction and portfolio prioritization announced in February 2024 may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
In February 2024, we announced a workforce reduction of approximately 45% in connection with a prioritization of our portfolio and cost savings plan to focus on our clinical assets. We cannot guarantee that we will not undertake additional workforce reductions or restructuring activities in the future. Our updated operating plan may be disruptive to our operations and our workforce reductions may result in unanticipated consequences, including increased employee attrition, difficulties executing our day-to-day operations and reduced employee morale. In addition, there could be unforeseen expenses associated with our updated plan, and we could incur unanticipated charges or liabilities. As a result, we may not realize the expected cost savings or other benefits of such actions, which could have an adverse effect on our business, operating results and financial condition.

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

If employees who were not impacted by the workforce reduction seek alternate employment, we may have to increase reliance on external support to advance our operations. Any workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, and manufacturing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing our product candidates in the future.

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
Shares of our common stock were offered in our IPO in July 2021 at a price of $13.00 per share and between the date of our initial public offering ("IPO") and March 7, 2024, the closing price per share of our common stock has ranged from as low as $1.25 to as high as $23.40. Some of the factors that may cause the market price of our common stock to fluctuate include:

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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of March 7, 2024, we have 37,811,970 shares of common stock outstanding. All of these shares may be resold in the public market immediately, unless held by our affiliates who are subject to volume limitations under Rule 144. As of March 7, 2024, we also have pre-funded warrants to purchase up to an aggregate of 3,333,388 shares of common stock outstanding. We may not effect the exercise of any pre-funded warrant, and a holder will not be entitled to exercise any portion of any pre-funded warrant if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election upon 61 days’ notice to us subject to the terms of such pre-funded warrants, provided that such percentage may in no event exceed 19.99%.

Moreover, as of December 31, 2023, certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. On May 9, 2023, we registered an aggregate of 12,351,600 shares of common stock held by holders with registration rights, for resale, pursuant to a registration statement on Form S-3. In addition, we have entered into the Sales Agreement with Cowen to offer and sell shares of our common stock having an aggregate offering price of up to $100,000,000, from time to time, through an at-the-market offering program. We also registered an aggregate of 9,929,767 shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Insiders have substantial influence over us, which could limit your ability to affect the outcome of key transactions, including a change of control.
Our directors and executive officers and their affiliates beneficially own shares representing approximately 37% of our outstanding common stock as of March 7, 2024. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, period of sustained increased inflation, or additional global financial crises, could result in a variety of risks to our business, including weakened demand for our product candidates, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. Further, geopolitical instability outside the United States may also impact our operations or affect global markets, such as the recent invasion of Ukraine by Russia and the Israel-Hamas war. While we do not currently conduct clinical trials in the Ukraine, Russia, or the Middle East, we cannot be certain what the overall impact of these events will be on our business or on the business of any of our third-party partners, including our contract research organizations, contract manufacturers or other partners. The impact of these events could also expand into other markets where we do business. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which current geopolitical tensions, the economic climate and the financial market conditions could adversely impact our business.

We have incurred, and will incur increased costs as a result of operating as a public company, and our management will continue to be required to devote substantial time to new compliance initiatives and corporate governance practices.
As a public company, we have incurred, and particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance, and other personnel in connection with our efforts to comply with the requirements of being, a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that the rules and regulations applicable to us as a public company may make it more difficult and more expensive for us to obtain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We are currently evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity

Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program that is designed to identify, assess and manage material risks from cybersecurity threats and to protect the security, confidentiality, integrity, and availability of our critical systems and information. Our information security program is developed using industry standards and best practices as a guide, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. The program includes penetration tests and periodic vulnerability scans, and evaluations by external service providers. The results of these evaluations are shared with senior management and the audit committee of the board of directors, where appropriate.

Our cybersecurity risk management program is integrated into our overall enterprise risk management processes and shares common methodologies, reporting channels and governance processes that apply across our enterprise risk management processes to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•Risk assessments designed to help identify material cybersecurity risks to our critical systems, information, product candidates and our broader enterprise IT environment.
•A team principally responsible for managing: (a) our cybersecurity risk assessment processes, (b) our security controls, and (c) our response to cybersecurity incidents.
•The use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls as part of our operational security model.
•Threat intelligence that informs our third party IT service provider and us about new vulnerabilities and risks that require timely intervention or remediation.
•Cybersecurity awareness training of our employees, incident response personnel, and senior management.
•A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

As of the date of this Annual Report on Form 10-K, we have not experienced a cybersecurity incident that resulted in a material effect on our business strategy, results of operations, or financial condition, but we cannot provide assurance that we will not be materially affected in the future by such risks or any future material incidents.

Governance
The audit committee of our board of directors has primary responsibility for oversight of our information security program. Our cyber security program is managed by our third party IT service provider together with internal personnel. Our service provider and internal personnel work together to assess the environment, potential threats and responses.

Item 2. Properties.
Our corporate headquarters is located at 234 Church Street, Suite 1020, New Haven, CT 06510, where we lease and occupy 9,000 square feet of office space. The current term of our lease in New Haven expires September 30, 2025. We also lease 117 square feet of office space at 400 Farmington Avenue, Suite R2846, Farmington, CT 06032. The current term of our Farmington lease expires June 30, 2024. We believe that this office space is sufficient to meet our current needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.
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
Stockholders
As of December 31, 2023, there were 32 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information provided in the following table is as of December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights and outstanding nonvested restricted stock units (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (3)
Equity compensation plans approved by security holders	4,490,794	$9.98	3,157,110
Equity compensation plans not approved by security holders	—	—	—
(1)Reflects 4,270,544 shares of common stock to be issued upon exercise of outstanding options under our 2021 Equity Incentive Plan and 220,250 outstanding restricted stock units that were issued under the 2021 Equity Incentive Plan. This figure does not include 354,394 outstanding restricted stock awards that were issued under the 2021 Equity Incentive Plan.
(2)The weighted-average exercise price is calculated based on the exercise prices of outstanding options and does not include outstanding restricted stock units (which have no exercise price).
(3)Includes 2,284,232 shares available for future issuance under the 2021 Equity Incentive Plan and 872,878 shares available for future issuance under the 2021 Employee Stock Purchase Plan. The number of shares of our common stock delivered in satisfaction of awards under the 2021 Equity Incentive Plan will not be reduced by (i) any shares withheld by us in payment of the exercise price or purchase price of an award or in satisfaction of tax withholding requirements or (ii) any shares underlying any portion of an award that is settled in cash or that expires, becomes unexercisable, terminates or is forfeited to or repurchased by us without the delivery (or retention, in the case of restricted or unrestricted stock) of shares of our common stock. The number of shares available for delivery under the 2021 Equity Incentive Plan will not be increased by any shares that have been delivered under the 2021 Equity Incentive Plan and are subsequently repurchased using proceeds directly attributable to stock option exercises. In addition, the number of shares reserved for issuance under the 2021 Equity Incentive Plan automatically increases on January 1st of each year from 2022 to 2031 by the lesser of (i) five percent of the number of shares of the Company's common stock outstanding as of such date and (ii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date. The number of shares reserved for issuance under the 2021 Employee Stock Purchase Plan automatically increases on January 1st of each year from 2022 to 2031 by the lesser of (i) one percent of the number of shares of the Company's common stock outstanding as of such date (ii) 582,648 shares of the Company's common stock, and (iii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date (up to a maximum of 6,117,804 in the aggregate).
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
Given our recent decision to prioritize our portfolio and reduce our expenses, we intend to use any remaining proceeds from our IPO primarily to support the development of RLYB212, working capital needs and general corporate purposes in support of the RLYB212 development program.
Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-

looking statements contained in the following discussion and analysis. See “Cautionary Note Regarding Forward-Looking Statements.”

Our Business
We are a clinical-stage biotechnology company comprised of experienced biopharma industry leaders with extensive research, development, and rare disease expertise with a mission to develop and commercialize life-transforming therapies for patients with severe and rare diseases. Since our launch in January 2018, we have built a broad pipeline of promising product candidates aimed at addressing diseases with unmet medical need in the areas of maternal fetal health, complement dysregulation, hematology, and metabolic disorders. Our two most advanced programs are in clinical development: RLYB212, an anti-HPA-1a antibody for the prevention of FNAIT and RLYB116, an inhibitor of C5, with the potential to treat several diseases of complement dysregulation. Both programs have completed Phase 1 clinical trials, and we currently plan to initiate a Phase 2 clinical trial of RLYB212 in the second half of 2024.

Maternal Fetal Blood Disorders
RLYB212 is a monoclonal anti-HPA-1a antibody for the prevention of FNAIT, a potentially life-threatening rare hematological disease that impacts fetuses and newborns.

We have completed two RLYB212 clinical trials: a Phase 1 first-in-human clinical trial and a Phase 1b proof of concept clinical trial. The Phase 1 first-in-human clinical trial was a single-blind, placebo-controlled study that investigated the safety and PK of SC administration of RLYB212 in HPA-1a negative healthy participants. The clinical trial included a single dose cohort and a multiple dose cohort. In the multiple dose cohort, subjects received SC RLYB212 or placebo every 2 weeks for 12 weeks. We reported results from the multi-dose cohort in the fourth quarter of 2023. The data and our clinical pharmacology modeling predictions support a once monthly dosing regimen for the planned Phase 2 clinical trial.

In the first quarter of 2023, we announced RLYB212 achieved proof-of-concept in the Phase 1b trial. In this trial, subcutaneous RLYB212 administration produced a dose-dependent, rapid and complete elimination of transfused HPA-1a positive platelets in HPA-1a negative subjects, with both dose groups meeting the pre-specified proof-of-concept criteria of ≥ 90% reduction in mean platelet elimination half-life. Mean platelet elimination half-life was 5.8 hours (0.09mg dose) and 1.5 hours (0.29mg dose) for RLYB212 compared to 71.7 hours for placebo. In both Phase 1 trials, RLYB212 was well-tolerated with no reports of serious or severe adverse events.

Both the FDA and EMA have designated RLYB212 as an orphan drug. Orphan drug designations offer certain incentives including tax credits, marketing exclusivity upon any approval, fee waivers, and the ability to interact with both agencies to receive specialized regulatory advice and assistance. We recently engaged with the EMA in such a process in advance of our planned Phase 2 clinical trial. We received feedback from the EMA and are now moving forward with our Clinical Trial Application to support conduct of the Phase 2 study in Europe.

Based on the data from the clinical and preclinical programs and following planned discussions with regulatory authorities, we expect to initiate a Phase 2 dose confirmation study for RLYB212 in the second half of 2024. This study will be designed to confirm the RLYB212 dose regimen in expectant mothers at higher risk of FNAIT. Following completion of the Phase 2 dose confirmation study and consultation with regulatory authorities, we expect to initiate a Phase 3 registrational study.

We are also conducting a prospective, non-interventional, multinational FNAIT natural history study. This study is designed to screen up to 30,000 expectant mothers presenting at the Gestational Week 10 to 14 prenatal visit to determine the frequency of women at higher FNAIT risk among expectant mothers of different racial and ethnic characteristics, as well as the frequency of HPA-1a alloimmunization and pregnancy outcomes among these women. Subject to discussion with regulatory authorities, we expect that data from this study will contribute to a control dataset for a future single-arm Phase 3 registrational study for RLYB212. The FNAIT natural history study will also operationalize de novo the laboratory test paradigm for FNAIT risk and generate FNAIT laboratory test performance data that we plan to use for future regulatory discussions. As of March 1, 2024 approximately 9,400 women have been screened in the study. The Company expects screening for the natural history study to continue simultaneously with execution of the Phase 2 study.

Complement Dysregulation
We are also developing therapies that address diseases of complement dysregulation, including PNH, antiphospholipid syndrome and gMG. RLYB116 is a novel, potentially long-acting, subcutaneously injected inhibitor of C5 in development for the treatment of patients with complement-related diseases. RLYB114 is a pegylated C5 inhibitor in development for complement-mediated ophthalmic disorders.

We have completed a Phase 1 clinical trial in healthy participants that included the study of RLYB116 as a SAD and a MAD. The SAD portion of the RLYB116 clinical trial included five cohorts with a dose ranging from 2mg up to 300mg. Data from the SAD portion of the trial showed that all study participants that were administered a single 1 mL SC injection of 100 mg of RLYB116 (n=6) demonstrated a reduction in free C5 greater than 99% within 24 hours of dosing. Subcutaneously administered RLYB116 in the SAD portion of the trial was observed to be generally well-tolerated at the 100 mg dose, with mild adverse events and no drug-related serious adverse events reported.

The MAD portion of the RLYB116 Phase 1 trial included an adaptive single-blind design with a 4-week treatment duration to evaluate the safety, tolerability, PK, and PD of RLYB116 with multiple dose SC administration. The MAD portion of the trial included 4 cohorts: Cohort 1 (weekly dosing of 100 mg), Cohort 2 (3 doses of 100 mg the first week followed by weekly dosing), Cohort 3 (150 mg weekly dosing reduced to 125 mg weekly dosing) and Cohort 4 (75 mg twice the first week followed by 100 mg twice per week) with post-treatment / study follow-up for 10 weeks. In December 2023, we reported data from the MAD portion of the trial that demonstrated a 100 mg low volume (1 mL) once-a-week dose of subcutaneously administered RLYB116 achieved sustained mean reductions in free C5 of greater than 93%, including at Day 29 with measurement prior to the last dose. The reduction from pre-treatment free C5 at 24 hours after the first dose of 100 mg was greater than 99%. RLYB116 administered in the MAD portion of the trial as a 100 mg once-a-week dose was also observed to be generally well tolerated.

Based on the MAD data and additional work we have conducted with RLYB116, we believe that RLYB116 has the potential to be an effective treatment for patients with certain complement-mediated diseases, including gMG. We have prioritized enhancements to the manufacturing process that are intended to improve tolerability at higher doses with a low injection volume and infrequent SC administration, thereby opening up the opportunity to treat a wider range of complement-mediated diseases in addition to gMG including PNH and antiphospholipid syndrome. We expect the manufacturing work to be completed in the second half of 2024.

In February 2023, we entered into a collaboration with EyePoint and are using EyePoint’s proprietary technology for sustained intraocular drug delivery, with the initial focus on geographic atrophy, an advanced form of age-related macular degeneration that leads to irreversible vision loss. Rallybio and EyePoint expect to provide an update on this collaboration in the first half of 2024.

Hematological Disorders
In May 2022, we obtained worldwide exclusive rights to RLYB331, a preclinical, monoclonal antibody that is designed to inhibit MTP-2. The inhibition of MTP-2 significantly increases levels of hepcidin, decreases iron load and treats ineffective erythropoiesis. We believe RLYB331 has the potential to address a significant unmet need for patients with severe anemia with ineffective red blood cell production or erythropoiesis and iron overload, such as polycythemia vera, beta thalassemia and a subset of myelodysplastic syndromes, amongst others. Currently these patients are underserved by the existing standard of care. We are continuing with preclinical activities to support the transition of RLYB331 into clinical development and expect to report data from this program in the first half of 2024.

Metabolic Disorders
In collaboration with Exscientia, we are working toward the selection of a small molecule development candidate to advance into the clinic targeting an Ectonucleotide Pyrophosphatase/Phosphodiesterase 1 inhibitor for the treatment of patients with HPP. We and Exscientia continue to work toward the selection of a small molecule development candidate to advance into the clinic targeting ENPP1 for the treatment of patients with HPP. Proof of mechanism studies are in progress with a leading global HPP expert. We plan to provide an update on the progress of the program in the second half of 2024.

In December 2022, we entered into a strategic alliance to discover, develop, and commercialize novel antibody-based therapeutics for rare diseases. This multi-year, multi-target collaboration will combine AbCellera’s antibody discovery engine with our clinical and commercial expertise in rare diseases to identify optimal clinical candidates with a goal of delivering therapies to patients. The first program is focused on addressing the significant unmet therapeutic needs of patients with rare metabolic diseases.

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
As of December 31, 2023, we had cash, cash equivalents and marketable securities of $109.9 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the middle of 2026. This estimate and our expectation to advance the preclinical and clinical development of RLYB212, RLYB116, and any other product candidates are based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, or our clinical trials may be more expensive, time consuming or difficult to design or implement than we currently anticipate. See “—Liquidity and Capital Resources.”
We have incurred significant operating losses since inception, including net losses of $74.6 million and $66.7 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $235.2 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We have not commercialized any products and have never generated revenue from the commercialization of any product. We expect to incur significant additional operating losses in the foreseeable future as we advance our programs through preclinical and clinical development, expand our research and development activities, acquire and develop new product candidates, complete preclinical studies and clinical trials, finance our business development strategy, seek regulatory approval for the commercialization of our product candidates and commercialize our products, if approved. Our expenses will increase substantially over time if and as we:
▪advance our planned Phase 2 clinical trial for RLYB212, our lead product candidate for our FNAIT program;
▪advance our FNAIT natural history study and any other studies to support our development program and related regulatory submissions for RLYB212;
▪plan for and conduct any future clinical trials for RLYB116 and any of our other product candidates;
▪seek regulatory approvals for RLYB212, RLYB116 and any other product candidates, as well as for any related companion diagnostic, if required;
▪advance our discovery and preclinical development activities for our product candidates;
▪continue to discover and develop additional product candidates;
▪hire additional clinical, scientific, and commercial personnel;
▪acquire or in-license other product candidates or technologies;

▪maintain, expand, and protect our intellectual property portfolio;
▪secure manufacturing sources and supply chain capacity sufficient to produce adequate quantities of our product candidates, including any product candidate for which we obtain regulatory approval; and
▪establish a sales, marketing and distribution infrastructure to commercialize our programs, if approved, and for any other product candidates for which we may obtain marketing approval.
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
▪costs related to manufacturing material for our clinical trials, including expenses related to the manufacturing scale-up and fees paid to CMOs;
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
The successful development of our product candidates is highly uncertain. We plan to continue investing in our research and development activities for the foreseeable future as we continue the development of our product candidates and manufacturing processes and conduct discovery and research activities for our clinical programs. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future clinical trials, regulatory developments, our ongoing assessments as to each product candidate’s commercial potential and the availability of capital. We will need to raise substantial additional capital in the future. Our clinical development costs are expected to increase significantly as our programs advance to later stages of development. We anticipate that our expenses may fluctuate from quarter to quarter, particularly due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:
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
▪receipt of marketing approvals from applicable regulatory authorities;
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
Total Other Income, Net
Total other income, net, includes interest income earned on cash, cash equivalents and marketable securities, and income and expense items.
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

Results of Operations
Comparison of the years ended December 31, 2023 and 2022
The following table summarizes our results of operations:

	FOR THE YEAR ENDED DECEMBER 31,
(in thousands)	2023	2022	CHANGE
Operating expenses:
Research and development	$53,544	$40,689	$12,855
General and administrative	25,388	27,195	(1,807)
Total operating expenses	78,932	67,884	11,048
Loss from operations	(78,932)	(67,884)	(11,048)
Total other income, net	6,409	2,305	4,104
Loss before equity in losses of joint venture	(72,523)	(65,579)	(6,944)
Loss on investment in joint venture	2,041	1,075	966
Net loss	$(74,564)	$(66,654)	$(7,910)

Operating Expenses
Research and Development Expenses
The following table summarizes our research and development costs for each of the periods presented:

	FOR THE YEAR ENDED DECEMBER 31,
(in thousands)	2023	2022	CHANGE
Direct research and development by program
RLYB212	$25,685	$13,151	$12,534
RLYB116	8,791	7,269	1,522
RLYB114	180	2,116	(1,936)
RLYB331	2,418	967	1,451
Other program candidates	813	—	813
Asset acquisition IPR&D expense	—	3,073	(3,073)
Other unallocated research and development costs
Personnel expenses (including share-based compensation)	14,160	13,079	1,081
Other expenses	1,497	1,034	463
Total research and development expenses	$53,544	$40,689	$12,855
Research and development expenses were $53.5 million for the year ended December 31, 2023, compared to $40.7 million for the year ended December 31, 2022. The increase of $12.9 million was primarily due to:
▪a $12.5 million increase in costs related to the development of RLYB212, primarily attributable to an increase in clinical development and manufacturing costs;
▪a $1.5 million increase in costs related to the development of RLYB116, primarily attributable to an increase in clinical and other related development costs; offset by a decrease in manufacturing costs;
▪a $1.5 million increase in costs related to the development of RLYB331, primarily attributable to an increase in preclinical research and development and manufacturing costs; and
▪a $1.1 million increase in payroll and personnel-related expenses, including an increase of $1.1 million in non-cash share-based compensation expense.

These increases were partially offset by:
▪a $3.1 million decrease in asset acquisition IPR&D expense related to the acquisition of the worldwide exclusive rights to Sanofi’s KY1066, now referred to as RLYB331 in the second quarter 2022. We did not record any asset acquisition related IPR&D expense for the year ended December 31, 2023; and
▪a $1.9 million decrease in costs related to the development of RLYB114, primarily attributable to a decrease in preclinical research and development and manufacturing costs as compared to the year ended December 31, 2022.
We anticipate that our research and development expenses will decline given our recent decision to prioritize our portfolio and reduce our research and development headcount.
General and Administrative Expenses
General and administrative expenses were $25.4 million for the year ended December 31, 2023, compared to $27.2 million for the year ended December 31, 2022. The decrease of $1.8 million is primarily related to a decrease in payroll and personnel-related costs and director and officer insurance premiums; offset by increases in other general and administrative related expenses.
We anticipate that our general and administrative expenses related to providing administrative support to our research and development activities will slightly decline in the future in connection with our recent decision to prioritize our development portfolio.
Total Other Income, Net
Total other income, net, for the year ended December 31, 2023 was $6.4 million compared to $2.3 million for the year ended December 31, 2022. The increase in total other income of $4.1 million is primarily attributable to an increase in interest income from marketable securities.
Loss on Investment in Joint Venture
Loss on investment in joint venture for the year ended December 31, 2023 was $2.0 million compared to $1.1 million for the year ended December 31, 2022. The increase in loss on investment in joint venture of $1.0 million is primarily attributable to an increase in REVI preclinical development costs.
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

In August 2022, we filed a Registration Statement on Form S-3 (the “Shelf”) with the SEC in relation to the registration and potential future issuance of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $300.0 million. The Shelf was declared effective on August 15, 2022. The Company also simultaneously entered into the Sales Agreement with Cowen. In accordance with the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time at prices through Cowen acting as our agent. Pursuant to the Sales Agreement, sales of our common stock, if any, will be made in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the "Securities Act"). Under the Sales Agreement, Cowen will be entitled to compensation equal to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. As of December 31, 2023, the Company had not sold any shares of common stock pursuant to the Sales Agreement.
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
As of December 31, 2023, we had $109.9 million of cash, cash equivalents and marketable securities.
Uses of Liquidity
We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years. See "Contractual Obligations" below.
Funding Requirements
We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the middle of 2026. This estimate and our expectation to advance the development of RLYB212, RLYB116, and any other product candidates are based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, or our clinical trials may be more expensive, time consuming or difficult to design or implement than we currently anticipate.
Management has implemented cash preservation initiatives including conducting a prioritization of its research and development activities with a primary focus on RLYB212, reviewing certain discretionary expenses and managing the timing of other development activities. However, we expect to incur significant expenses and operating losses in the foreseeable future as we advance our product candidates through clinical development, seek regulatory approval and pursue commercialization of any approved product candidates.
Because of the numerous risks and uncertainties, length of time and scope of activities associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the actual amount of funds we will require for development, approval and any approved marketing and commercialization activities. Our future capital requirements, both near and long-term, will depend on many factors, including, but not limited to:
▪the initiation, progress, timing, costs and results of our clinical trials through all phases of development;
▪the identification, assessment, acquisition and/or development of additional research programs and additional product candidates;
▪the outcome, timing and cost of meeting regulatory requirements established by the FDA, EMA and other comparable foreign regulatory authorities, including any regulatory designations allowing for priority review and any additional clinical trials required by the FDA, EMA or other comparable foreign regulatory authorities;
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
Until such time, if ever, as we generate significant revenue from product sales, we expect to finance our operations through the sale of equity, debt financings, marketing and distribution arrangements and collaborations, strategic alliances and licensing arrangements or other sources. We currently have no credit facility or committed sources of capital. Any future sales of equity will result in dilution to our existing stockholders. If we raise additional funds through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and we may need to dedicate a substantial additional portion of any operating cash flows to the payment of principal and interest on such indebtedness. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, intellectual property, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate product candidate development or future commercialization efforts.
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	FOR THE YEAR ENDED DECEMBER 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(60,265)	$(57,284)
Net cash provided by (used in) investing activities	27,658	(112,170)
Net cash provided by (used in) financing activities	143	51,078
Net decrease in cash and cash equivalents	$(32,464)	$(118,376)
Operating Activities
During the year ended December 31, 2023, net cash used in operating activities was $60.3 million as compared to $57.3 million for the year ended December 31, 2022. The increase in cash used in operating activities was primarily due to an increase in research and development expenses. Our research and development expenses increased primarily due to the advancement of our RLYB212 and RLYB116 product candidates, the advancement of RLYB331 and an increase in payroll and personnel-related costs. These research and development expenses were offset by a decrease in expenses related to IPR&D expenses associated with the acquisition of worldwide exclusive rights to Sanofi’s KY1066, now referred to as RLYB331 and research and development expenses related to the development of RLYB114 as compared to the year ended December 31, 2022.
Investing Activities
Net cash provided by investing activities was $27.7 million for the year ended December 31, 2023 as compared to $112.2 million of net cash used in investing actives for the year ended December 31, 2022. The increase in net cash provided by investing activities was primarily related to the proceeds from maturities of highly rated debt securities during the year ended December 31, 2023 as compared to the purchases of highly rated debt securities during the year ended December 31, 2022.

Financing Activities
Net cash provided by financing activities for the year ended December 31, 2023 was $0.1 million, representing the issuance of common stock under the 2021 Employee Stock Purchase Plan, offset by payments of offering costs related to our November 2022 follow-on offering. Net cash provided by financing activities for the year ended December 31, 2022 was $51.1 million, primarily representing the net proceeds from our November 2022 follow-on offering, after deducting underwriting discounts and commissions and payments of other offering costs.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2023:

	PAYMENTS DUE BY PERIOD
(in thousands)	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Operating lease obligations	$406	$230	$176	$—	$—
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
We may incur contingent payments upon our achievement of clinical, regulatory and commercial milestones, as applicable under agreements we have entered into with various third-party entities pursuant to which we have acquired or in-licensed intellectual property. Due to the uncertainty of the achievement and timing of the events that require payment under these agreements, the amounts to be paid by us are not fixed or determinable at this time and have not been included in the table above. See “Business—License Agreements” and “Business—Asset Purchase Agreements” included elsewhere in this Annual Report on Form 10-K for a description of these agreements.
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
Off-Balance Sheet Arrangements
As of December 31, 2023 and 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 “Summary of Significant Accounting Policies Basis of Presentation and Principles of Consolidation” to our consolidated financial statements for the year ended December 31, 2023 appearing elsewhere in this Annual Report on Form 10-K.
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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Internal Control Over Financial Reporting
Management's Annual Report on Internal Control over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the results of its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities Exchange Commission with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the Securities Exchange Commission with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the Securities Exchange Commission with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the Securities Exchange Commission with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the Securities Exchange Commission with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(1)For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

(3)Exhibits:

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

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-40693), filed with the SEC on November 14, 2022)
4.4	Description of Registrant’s Securities.
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

10.15#
Non-Qualified Stock Option Award Agreement for Non-Employee Directors under the Rallybio Corporation 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-257655), as amended, filed with the SEC on July 22, 2021).

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

10.22#
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

10.24#
Employment Agreement between Rallybio Corporation and Jonathan I. Lieber, dated as of February 1, 2023 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K (File No. 001-40693), filed with the SEC on March 6, 2023).

10.25#
Confidential Release and Separation Agreement between Rallybio Corporation and Jeffrey M. Fryer, dated as of February 15, 2023 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K (File No. 001-40693), filed with the SEC on March 6, 2023).

10.26#	Form of Equity Adjusted Notice (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-257655), as amended, filed with the SEC on July 22, 2021).
21.1*	Subsidiaries of Registrant.
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
____________________________________
*Filed herewith.
#Indicates management contract or compensatory plan
+Portions of this exhibit (indicated by asterisks) have been redacted because they are both not material and the registrant customarily and actually treats such information as private or confidential.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RALLYBIO CORPORATION

Date: March 12, 2024	By:	/s/ Stephen Uden
Stephen Uden, M.D.
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Stephen Uden	Chief Executive Officer, President and Director (Principal Executive Officer)	March 12, 2024
Stephen Uden, M.D.

/s/ Jonathan I. Lieber	Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	March 12, 2024
Jonathan I. Lieber

/s/ Martin W. Mackay	Executive Chairman	March 12, 2024
Martin W. Mackay, Ph.D.
/s/ Helen M. Boudreau	Director	March 12, 2024
Helen M. Boudreau

/s/ Wendy K. Chung	Director	March 12, 2024
Wendy K Chung, M.D., Ph.D.

/s/ Rob Hopfner	Director	March 12, 2024
Rob Hopfner, R.Ph., Ph.D., MBA

/s/ Ronald M. Hunt	Director	March 12, 2024
Ronald M. Hunt

/s/ Lucian Iancovici	Director	March 12, 2024
Lucian Iancovici, M.D.

/s/ Hui Liu	Director	March 12, 2024
Hui Liu, Ph.D.

/s/ Christine A. Nash	Director	March 12, 2024
Christine A. Nash, MBA

/s/ Kush M. Parmar	Director	March 12, 2024
Kush M. Parmar, M.D., Ph.D.

/s/ Paula Soteropoulos	Director	March 12, 2024
Paula Soteropoulos

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Rallybio Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rallybio Corporation and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Hartford, Connecticut
March 12, 2024

We have served as the Company's auditor since 2018.

RALLYBIO CORPORATION
Consolidated Balance Sheets

(in thousands, except share and per share amounts)	DECEMBER 31, 2023	DECEMBER 31, 2022
Assets
Current assets:
Cash and cash equivalents	$24,494	$56,958
Marketable securities	85,435	112,036
Prepaid expenses and other assets	4,860	10,502
Total current assets	114,789	179,496
Property and equipment, net	246	385
Operating lease right-of-use assets	346	524
Investment in joint venture	239	30
Total assets	$115,620	$180,435
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$976	$1,114
Accrued expenses	8,068	9,449
Operating lease liabilities	219	181
Total current liabilities	9,263	10,744
Operating lease liabilities, noncurrent	173	374
Total liabilities	9,436	11,118
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock, $0.0001 par value per share; 200,000,000 shares authorized as of December 31, 2023 and 2022, respectively; and 37,829,565 and 37,837,369 shares issued and outstanding as of December 31, 2023 and 2022, respectively	4	4
Preferred stock, $0.0001 par value per share; 50,000,000 shares authorized as of December 31, 2023 and 2022, respectively; no shares issued or outstanding as of December 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	341,410	330,208
Accumulated other comprehensive gain (loss)	15	(214)
Accumulated deficit	(235,245)	(160,681)
Total stockholders' equity	106,184	169,317
Total liabilities and stockholders' equity	$115,620	$180,435
See accompanying notes of the consolidated financial statements

RALLYBIO CORPORATION
Consolidated Statements of Operations and Comprehensive Loss

	FOR THE YEAR ENDED DECEMBER 31,
(in thousands, except share and per share amounts)	2023	2022
Operating expenses:
Research and development	$53,544	$40,689
General and administrative	25,388	27,195
Total operating expenses	78,932	67,884
Loss from operations	(78,932)	(67,884)
Other income:
Interest income	6,147	1,963
Other income	262	342
Total other income, net	6,409	2,305
Loss before equity in losses of joint venture	(72,523)	(65,579)
Loss on investment in joint venture	2,041	1,075
Net loss	$(74,564)	$(66,654)

Net loss per common share, basic and diluted	$(1.84)	$(2.09)
Weighted-average common shares outstanding, basic and diluted	40,447,388	31,821,311

Other comprehensive gain (loss):
Net unrealized gain (loss) on marketable securities	229	(214)
Other comprehensive gain (loss)	229	(214)
Comprehensive loss	$(74,335)	$(66,868)
See accompanying notes of the consolidated financial statements

RALLYBIO CORPORATION
Consolidated Statements of Changes in Stockholders' Equity

	COMMON		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)	STOCKHOLDERS' EQUITY
(in thousands, except share amounts)	SHARES	AMOUNT
December 31, 2021	32,129,970	$3	$269,626	$(94,027)	$—	$175,602
Issuance of common stock and pre-funded warrants upon completion of the follow-on offering, net of underwriting discounts and commissions and offering costs of $3,976	5,803,655	1	50,845	—	—	50,846
Issuance of common stock from the stock purchase plan	38,845	—	217	—	—	217
Issuance of common stock from the stock award plan	2,000	—	—	—	—	—
Issuance of common stock from exercise of stock options	2,014	—	21	—	—	21
Forfeiture of restricted common stock	(139,115)	—	—	—	—	—
Share-based compensation expense	—	—	9,499	—	—	9,499
Net loss	—	—	—	(66,654)	—	(66,654)
Other comprehensive gain (loss)	—	—	—	—	(214)	(214)
Balance, December 31, 2022	37,837,369	$4	$330,208	$(160,681)	$(214)	$169,317
Issuance of common stock from the stock purchase plan	79,283	$—	$282	$—	$—	$282
Issuance of common stock from the stock award plan	11,219	—	—	—	—	—
Forfeiture of restricted common stock	(98,306)	—	—	—	—	—
Share-based compensation expense	—	—	10,920	—	—	10,920
Net loss	—	—	—	(74,564)	—	(74,564)
Other comprehensive gain (loss)	—	—	—	—	229	229
Balance, December 31, 2023	37,829,565	$4	$341,410	$(235,245)	$15	$106,184
See accompanying notes of the consolidated financial statements

RALLYBIO CORPORATION
Consolidated Statements of Cash Flows

	FOR THE YEAR ENDED DECEMBER 31,
(in thousands)	2023	2022
Cash Flows Used in Operating Activities:
Net loss	$(74,564)	$(66,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	150	167
Net accretion of discounts/premiums on debt securities	(3,089)	(435)
Stock-based compensation	10,920	9,499
Loss on investment in joint venture	2,041	1,075
Changes in operating assets and liabilities:
Prepaid expenses, right-of-use assets and other assets	5,819	(4,645)
Accounts payable	(99)	487
Accrued expenses and operating lease liabilities	(1,443)	3,222
Net cash used in operating activities	$(60,265)	$(57,284)
Cash Flows Provided by (Used in) Investing Activities:
Purchases of marketable securities	(108,414)	(201,316)
Proceeds from maturities of marketable securities	138,334	89,500
Purchase of property and equipment	(12)	(54)
Investment in joint venture	(2,250)	(300)
Net cash provided by (used in) investing activities	$27,658	$(112,170)
Cash Flows Provided by (Used in) Financing Activities:
Proceeds from the issuance of common stock and pre-funded warrants upon the completion of the follow-on offering, net of underwriting discounts and commissions of $3,289	—	51,533
Proceeds from the issuance of common stock from the stock purchase plan	282	217
Proceeds from the issuance of common stock from exercise of stock options	—	21
Payments of offering costs	(139)	(693)
Net cash provided by (used in) financing activities	$143	$51,078
Net decrease in cash and cash equivalents	(32,464)	(118,376)
Cash and cash equivalents—beginning of year	56,958	175,334
Cash and cash equivalents—end of year	$24,494	$56,958

Supplemental Disclosures of Noncash Investing and Financing Activities:
Offering costs in accounts payable and accrued expenses	$—	$139

See accompanying notes of the consolidated financial statements

RALLYBIO CORPORATION
Notes to Consolidated Financial Statements
1. BUSINESS
Rallybio Corporation and subsidiaries ("Rallybio", the "Company", "we", "our", or "us") is a clinical-stage biotechnology company comprised of experienced biopharma industry leaders with extensive research, development, and rare disease expertise with a mission to develop and commercialize life-transforming therapies for patients with severe and rare diseases. Since our launch in January 2018, we have built a broad pipeline of promising product candidates aimed at addressing diseases with unmet medical need in the areas of maternal fetal health, complement dysregulation, hematology, and metabolic disorders. Our two most advanced programs are in clinical development: RLYB212, an anti-HPA-1a antibody for the prevention of fetal and neonatal alloimmune thrombocytopenia (“FNAIT”) and RLYB116, an inhibitor of complement component 5 (“C5”), with the potential to treat several diseases of complement dysregulation. Both programs have completed Phase 1 clinical trials, and we currently plan to initiate a Phase 2 clinical trial of RLYB212 in the second half of 2024.
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
During the years ended December 31, 2023 and 2022, the Company incurred a net loss of $74.6 million and $66.7 million, respectively. In addition, as of December 31, 2023, the Company had an accumulated deficit of

$235.2 million. The Company expects to continue to generate operating losses and negative cash flows in the foreseeable future.
The Company currently expects that cash, cash equivalents and marketable securities of $109.9 million at December 31, 2023 will be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date the consolidated financial statements are issued. However, we do not anticipate that the current cash, cash equivalents and marketable securities as of December 31, 2023 will be sufficient for us to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates, if approved. We may satisfy our future cash needs through the sale of equity securities, debt financings, working capital lines of credit, corporate collaborations or license agreements, grant funding, interest income earned on invested cash balances or a combination of one or more of these sources.
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
Property and Equipment—Property and equipment are recorded at cost and consist of computer and other equipment, capitalized software, furniture and fixtures and leasehold improvements. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, or for leasehold improvements, over the remaining term of the lease, if shorter. The estimated useful life for each major asset classification are as follows:

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
Impairment of Long-Lived Assets—When indications of potential impairments are present, the Company evaluates the carrying value of long-lived assets. The Company adjusts the carrying value of the long-lived assets if the sum of undiscounted expected future cash flows is less than the carrying value. No such impairments were recorded during the years ended December 31, 2023 or 2022.
Leases —At the inception of an arrangement, we determine if an arrangement is, or contains, a lease based on the facts and circumstances present in that arrangement. Lease classification, recognition, and measurement are then determined at the lease commencement date. For arrangements that contain a lease we (i) identify lease and non-lease components, (ii) determine the consideration in the contract, (iii) determine whether the lease is an operating or financing lease; and iv) recognize lease right-of-use ("ROU") assets and liabilities. Lease liabilities and their corresponding ROU assets are recorded based on the present value of fixed, or in substance fixed, lease payments over the expected lease term. When the interest rate implicit in lease contracts is not readily determinable we use our incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.
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
Income Taxes—The Company uses the asset and liability method of accounting for income taxes, as set forth in ASC 740, Accounting for Income Taxes ("ASC 740"). Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence of temporary differences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carry forwards, all calculated using presently enacted tax rates. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company evaluates whether deferred tax assets are more likely than not of being realized in determining whether a valuation allowance is necessary. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. As of December 31, 2023 and 2022, the Company determined that it is more likely than not that deferred taxes will not be realized and as a result recorded a valuation allowance against its deferred tax assets. The Company files a consolidated U.S. federal income tax return and has elected to include all subsidiaries owned more than 80%.
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
Deferred Offering Costs— The Company capitalizes incremental legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such equity financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders' equity as a reduction of additional paid-in-capital generated as a result of the offering. Should the planned equity financing no longer be considered probable of being consummated, the offering costs are expensed immediately as a charge to operating expense. Deferred offering costs are included in prepaid expenses and other assets on the consolidated balance sheets. Deferred offering costs as of December 31, 2022 were $0.1 million. There were no deferred offering costs as of December 31, 2023.
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
Basic and Diluted Net Loss Per Share—The Company calculates basic net loss per share by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of potential dilutive securities. Basic shares outstanding includes the weighted-average effect of the Company's pre-funded warrants to purchase shares of our common stock requiring little consideration upon exercise. Unvested restricted common shares as of December 31, 2023 and 2022 are not considered participating securities and as such are excluded from the weighted-average number of shares used for calculating basic and diluted net loss per share. Diluted net loss per share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding during the period plus the dilutive effects of potentially dilutive securities outstanding during the period. Potentially dilutive securities include restricted common shares and stock options. The Company has generated a net loss for all periods presented, therefore diluted net loss per share is the same as basic net loss per share since the inclusion of potentially dilutive securities would be anti-dilutive.
Recently Adopted Accounting Pronouncements—In June 2016, the FASB issued ASC 2016-13, Financial Instruments - Credit Losses ("ASC 2016-13"), a new standard intended to improve reporting requirements specific to loans, receivables and other financial instruments. The new standard requires that credit losses on financial assets measured at amortized cost be determined using an expected loss model, instead of the current incurred loss model, and requires that credit losses related to available-for-sale debt securities be recorded through an allowance for credit losses and limited to the amount by which carrying value exceeds fair value. We adopted the new standard on January 1, 2022 and have completed our assessment of the standard based on the composition of our portfolio of financial instruments. Our significant financial assets that are within the scope of the new standard consist of available for sale debt securities. There was no impact to our consolidated statements of operations and comprehensive loss or consolidated balance sheets upon adoption. See Note 4 for discussion of unrealized losses on our available for sale marketable securities.
Recently Issued Accounting Pronouncements—In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). This ASU requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The amendments in ASU 2023-07 apply to public entities, including those with a single reportable segment. This ASU is effective for all public companies for fiscal years beginning after December 15, 2024, and for interim periods beginning December 15, 2024. The Company may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted. The company has chosen not to early adopt this standard and is currently evaluating the potential impact of adopting this standard on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09") which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Public business entities must apply the ASU’s guidance to annual periods beginning after December 15, 2024. The company has chosen not to early adopt this standard and is currently evaluating the potential impact of adopting this standard on its consolidated financial statements.
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
The license was accounted for as an asset acquisition as substantially all of the fair value of the asset acquired was concentrated in a single asset and thus the acquisition was deemed not to be a business combination. The acquired license rights represent an IPR&D asset that was determined to have no alternative future use. Accordingly, the Company recorded an IPR&D charge of $3.1 million to research and development expense, including transaction costs associated with this asset acquisition of $0.1 million, in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2022. The Company did not record an IPR&D charge for the year ended December 31, 2023.
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
The Company determined that co-development arrangement as defined in our agreement with AbCellera does not meet the definition of a customer as defined by ASC 606. As a result, these activities will be accounted for as research and development costs. Payments due because of the co-development will be recorded as research and development expense in the period such expenses are incurred and for payments owed to us from our collaboration partner for the reimbursement of research and development costs will be recorded as a contra-research and development expense in the period such expenses are incurred. Costs related to the AbCellera collaboration were $0.9 million for the year ended December 31, 2023. Costs related to the AbCellera collaboration were not material for the year ended December 31, 2022.

4. MARKETABLE SECURITIES
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of our marketable securities by type of security as of December 31, 2023 and 2022 was as follows:

		DECEMBER 31, 2023
(in thousands)	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	Level 1	$14,538	$—	$—	$14,538
U.S. treasury securities	Level 1	35,976	48	(6)	36,018
U.S. government agency securities	Level 2	51,434	31	(58)	51,407
		$101,948	$79	$(64)	$101,963

		DECEMBER 31, 2022
(in thousands)	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	Level 1	$12,647	$—	$—	$12,647
U.S. treasury securities	Level 1	39,372	—	(169)	39,203
U.S. government agency securities	Level 2	76,860	37	(82)	76,815
		$128,879	$37	$(251)	$128,665
The fair values of marketable securities by classification in the consolidated balance sheets as of December 31, 2023 and 2022 was as follows:

(in thousands)	DECEMBER 31, 2023	DECEMBER 31, 2022
Cash and cash equivalents	$16,528	$16,629
Marketable securities	85,435	112,036
	$101,963	$128,665
The fair values of available-for-sale debt securities as of December 31, 2023 and 2022, by contractual maturity, are summarized as follows:

(in thousands)	DECEMBER 31, 2023	DECEMBER 31, 2022
Due in one year or less	$98,110	$127,667
Due after one year through two years	3,853	998
	$101,963	$128,665
The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of December 31, 2023 and 2022 was $40.0 million and $70.0 million, respectively. As of December 31, 2023 and 2022, we did not have any investments in a continuous unrealized loss position for more than twelve months. As of December 31, 2023, we believe that the cost basis of our available-for-sale debt securities is recoverable. No allowance for credit losses was recorded as of December 31, 2023 and 2022.
5. LEASES
We have operating leases for approximately nine thousand square feet of corporate office space. The weighted-average remaining lease term as of December 31, 2023 was 1.8 years. The weighted-average discount rate utilized on our operating lease liabilities as of December 31, 2023 was 4.00%.
Operating leases are included in operating lease ROU assets, operating lease liabilities, and operating lease liabilities, noncurrent in our consolidated balance sheets as of December 31, 2023 and 2022.

The following table summarizes the presentation of the Company's operating lease as presented on the consolidated balance sheets:

(in thousands)	DECEMBER 31, 2023	DECEMBER 31, 2022
Assets:
Operating lease right-of-use assets	$346	$524
Liabilities:
Operating lease liabilities	$219	$181
Operating lease liabilities, noncurrent	173	374
Total operating lease liabilities	$392	$555
Future minimum lease payments from December 31, 2023 until the expiration of the operating lease are as follows:

(in thousands)
2024	$230
2025	176
2026	—
Thereafter	—
Total lease payments	406
Less: imputed discount rate	(14)
Carrying value of operating lease liabilities	$392
The Company incurred $0.2 million in operating lease rent expense for both the years ended December 31, 2023 and 2022, respectively. Lease payments made were $0.2 million for both the years ended December 31, 2023 and 2022, respectively, with such amounts reflected in the consolidated statements of cash flows in operating activities.
6. BALANCE SHEET COMPONENTS
Property and Equipment—
Property and equipment consisted of the following as of December 31, 2023 and 2022:

(in thousands)	DECEMBER 31, 2023	DECEMBER 31, 2022
Computer and other equipment	$191	$180
Capitalized software	89	89
Furniture and fixtures	151	151
Leasehold improvements	338	338
Less accumulated depreciation	(523)	(373)
Property and equipment—net	$246	$385
Depreciation expense totaled $0.1 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively.

Prepaid Expenses and Other Assets—
Prepaid expenses and other assets consisted of the following as of December 31, 2023 and 2022:

(in thousands)	DECEMBER 31, 2023	DECEMBER 31, 2022
Research and development	$2,067	$7,904
Insurance	446	933
Other prepaids	293	615
Other assets	2,054	1,050
	$4,860	$10,502
Accrued Expenses—
Accrued expenses consisted of the following as of December 31, 2023 and 2022:

(in thousands)	DECEMBER 31, 2023	DECEMBER 31, 2022
Research and development	$4,123	$3,582
Compensation and related expenses	3,166	4,703
Professional fees	332	510
Other	447	654
	$8,068	$9,449
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
The Company had 200,000,000 shares of common stock authorized as of December 31, 2023 and 2022, respectively, of which 37,829,565 and 37,837,369 shares were issued and outstanding as of December 31, 2023 and 2022, respectively.
Preferred Stock
The Company had 50,000,000 shares of preferred stock authorized as of December 31, 2023 and 2022, respectively, of which no shares were outstanding as of December 31, 2023 and 2022, respectively.
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
The Company's pre-funded warrant is a freestanding instrument that does not meet the definition of a liability pursuant to ASC 480 and does not meet the definition of a derivative pursuant to ASC 815. The pre-funded warrant is indexed to the Company’s common stock and meets all other conditions for equity classification under ASC 480 and ASC 815. Accordingly, the pre-funded warrant was classified as equity and accounted for as a component of additional paid-in capital at the time of issuance. All of the pre-funded warrants related to our November 2022 follow-on offering remain outstanding and unexercised as of December 31, 2023.
Share-based Compensation
Share-based compensation which comprised of stock options, restricted stock awards, restricted stock units and the employee stock purchase plan is classified in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022 and was as follows:

	FOR THE YEAR ENDED DECEMBER 31,
(in thousands)	2023	2022
Research and development	$4,606	$3,542
General and administrative	6,314	5,957
	$10,920	$9,499
2021 Equity Incentive Plan
In 2021, the board of directors adopted the Rallybio Corporation 2021 Equity Incentive Plan (the "2021 Plan"). The 2021 Plan reserves 5,440,344 for shares of the Company's common stock that have been issued in respect of outstanding equity awards granted prior to the registrant’s IPO and for future issuances of shares to employees, directors and consultants in the form of stock options, SARs, restricted and unrestricted stock and stock units, performance awards and other awards that are convertible into or otherwise based on the Company's common stock. Dividend equivalents may also be provided in connection with awards under the 2021 Plan. The share pool will automatically increase on January 1st of each year from 2022 to 2031 by the lesser of (i) five percent of the number of shares of the Company's common stock outstanding as of such date and (ii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date. On January 1, 2023 and January 1, 2022, the 2021 Plan share pool was automatically increased by 1,891,868 and 1,606,549 shares, respectively. As of December 31, 2023, the total number of shares of the Company's common stock that were issuable under the 2021 Plan was 6,775,026 shares, of which 2,284,232 shares remained available for future issuance.
The following table summarizes stock option activity for the year ended December 31, 2023:

Stock Options	Number of Option Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	2,609,314	$13.01	8.8	$—
Granted	2,017,183	$6.51
Forfeited	(230,484)	$12.16
Expired	(125,469)	$13.15
Exercised	—	$—
Outstanding at December 31, 2023	4,270,544	$9.98	8.45	$—
Options exercisable at December 31, 2023	1,590,886	$11.59	8.06	$—
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company's common stock. Options outstanding and exercisable with an exercise price above the closing price as of December 31, 2023 are considered to have no intrinsic value. Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the years ended December 31, 2023 and 2022 was $4.93 per share and $9.99 per share, respectively. Options vested during the years ended December 31, 2023 and 2022 with an exercise price above the closing price are considered to have no intrinsic value. As of December 31, 2023, there was unrecognized share-based compensation expense related to unvested stock options of $16.9 million, which the Company expects to recognize over a weighted-average period of approximately 2.4 years.
The fair value of the stock options granted during the years ended December 31, 2023 and 2022 was determined using the Black-Scholes option pricing model with the following assumptions:

FOR THE YEAR ENDED DECEMBER 31,
	2023	2022
Expected volatility	88.38% - 92.27%	89.31% - 91.62%
Expected term (years)	5.50- 6.08	5.50- 6.08
Risk free interest rate	3.58% - 4.52%	1.42% - 2.94%
Expected dividend yield	—	—
Exercise price	$5.38 - $7.83	$7.54 - $15.04
A summary of the status of the Company's nonvested restricted common stock awards at December 31, 2023 and changes during the year ended December 31, 2023 was as follows:

Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested restricted stock awards at December 31, 2022	1,006,368	$3.48
Granted	—	$—
Vested	(553,668)	$3.20
Forfeited	(98,306)	$2.78
Outstanding nonvested restricted stock awards at December 31, 2023	354,394	$4.10
As of December 31, 2023, there was unrecognized share-based compensation expense related to unvested restricted stock awards of $1.3 million, which the Company expects to recognize over a weighted-average period of approximately 1.2 years.
A summary of the status of the Company's nonvested restricted common stock units at December 31, 2023 and changes during the year ended December 31, 2023 was as follows:

Restricted Stock Units	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested restricted stock units at December 31, 2022	128,600	$11.12
Granted	110,075	$5.61
Forfeited	(6,500)	$9.11
Vested	(11,925)	$8.88
Outstanding nonvested restricted stock units at December 31, 2023	220,250	$8.55
As of December 31, 2023, there was unrecognized share-based compensation expense related to unvested restricted stock units of $1.0 million, which the Company expects to recognize over a weighted-average period of approximately 1.9 years.
2021 Employee Stock Purchase Plan
In connection with the Company's IPO, the board of directors adopted the Rallybio Corporation 2021 Employee Stock Purchase Plan (the "2021 ESPP"), which reserves 291,324 shares of the Company's common stock for future issuances under this plan. The share pool will automatically increase on January 1st of each year from 2022 to 2031 by the lesser of (i) one percent of the number of shares of the Company's common stock outstanding as of such date (ii) 582,648 shares of the Company's common stock, and (iii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date. On January 1, 2023 and January 1, 2022, the 2021 ESPP share pool was automatically increased by 378,373 and 321,309 shares, respectively. As of December 31, 2023, the total number of shares of the Company's common stock that were available for future issuance under the 2021 ESPP was 872,878 shares. During the years ended December 31, 2023 and 2022, the Company issued 79,283 and 38,845 shares, respectively, of the Company's common stock under the 2021 ESPP.

The 2021 ESPP allows eligible participants to purchase shares of our common stock through authorized payroll deductions. The purchase price of the shares will be not less than 85% of the lower of the fair market value of our common stock on the first day of an offering or on the date of purchase.
For the years ended December 31, 2023 and 2022, the total share-based compensation for the 2021 ESPP was $0.2 million and $0.1 million, respectively.
8. INCOME TAXES
During each of the years ended December 31, 2023 and 2022 , the Company did not record any income tax benefits.
The Company’s effective income tax rates are different from the federal statutory tax rates in 2023 and 2022 predominantly due to the valuation allowance, tax credits, and state taxes described below:

	2023	2022
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal income tax benefit	7.8%	4.4%
Tax credits	9.9%	6.0%
Other	(1.1)%	(2.8)%
Valuation allowance	(37.6)%	(28.6)%
Effective tax rate	0.0%	0.0%
Deferred income taxes represent the tax effect of transactions that are reported in different periods for financial and tax reporting purposes. The combined temporary differences and carryforwards of each tax paying component of the Company that give rise to a significant portion of the deferred income tax benefits and liabilities are as follows at December 31, 2023 and 2022:

	2023	2022
Net operating loss carryforwards	$37,230	$26,576
Amortization - non-174 intangibles	2,167	2,306
Section 174 capitalization	17,530	9,895
Research and development credits	17,729	10,242
Stock-based compensation	2,706	616
Other	917	580
Total deferred tax assets	78,279	50,215
Less valuation allowance	(78,279)	(50,215)
Net deferred tax assets	$—	$—
At December 31, 2023, the Company has approximately $135.1 million of federal net operating loss carryforwards, which do not expire, and approximately $134.6 million of state net operating loss carryforwards, which begin expiring in 2038.
At December 31, 2023, the Company has approximately $17.2 million of federal research and development tax credit carryforwards, which begin expiring in 2039, and approximately $0.5 million of state research and development tax credit carryforwards, which begin expiring in 2040.
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
The Company recently completed a Section 382 study and concluded that we underwent an ownership change as defined by the Code during the year ended December 31, 2021. We do not currently believe that the annual limitation will result in the expiration of any net operating losses or research and development tax credit carryforwards before utilization. Future ownership changes may limit our ability to utilize remaining tax attributes. Any carryforwards that will expire prior to utilization as a result of such additional limitations will be removed from deferred tax assets, with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.
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
It is the Company’s policy to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2023 and 2022, the Company has accrued no interest and penalties related to uncertain tax positions. The Company does not have any outstanding U.S. federal income tax or material state and local tax matters for periods through December 31, 2023. There are no federal or state and local income tax returns currently under examination. As of December 31, 2023, the statute remains open for returns filed for the tax years ended: December 31, 2018; December 31, 2019; December 31, 2020; June 30, 2021; December 31, 2021; and December 31, 2022.
9. INVESTMENT IN JOINT VENTURE
The Company, through one of its wholly-owned subsidiaries, has a 50% interest of the joint venture entity, REV-I. For the years ended December 31, 2023 and 2022 the Company funded $2.3 million and $0.3 million, respectively, associated with the Company's commitment and its share of REV-I development. The Company did not provide any additional financial support outside of capital contributions to REV-I during the years ended December 31, 2023 and 2022. While the Company held a 50% interest in the joint venture as of December 31, 2023, based on management’s analysis, the Company is not the primary beneficiary of REV-I and accordingly, the entity is not consolidated in the Company's consolidated financial statements.
For the years ended December 31, 2023 and 2022, the Company recorded its allocable share of REV-I’s losses, which totaled $2.0 million and $1.1 million, respectively, as a loss on investment in joint venture within the consolidated statements of operations and comprehensive loss. After recognition of its share of losses for the period, the carrying value and maximum exposure to risk of the REV-I investment as of December 31, 2023 and December 31, 2022 was $0.2 million and $30 thousand, respectively, which was recorded in investment in joint venture in the accompanying consolidated balance sheets.
10. COMMITMENTS AND CONTINGENCIES
Purchase Commitments—The Company enters contracts in the normal course of business with contract research organizations and other third-party vendors for clinical trials and testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and are cancellable by us upon written notice. Payments that may be due upon cancellation consist of payments for services provided or expenses incurred prior to cancellation. As of December 31, 2023 and 2022 there were no amounts accrued related to termination charges.
11. NET LOSS PER COMMON SHARE
Basic and diluted loss per common share were calculated as follows:

	FOR THE YEAR ENDED DECEMBER 31,
(in thousands except share and per share amounts)	2023	2022
Net loss	$(74,564)	$(66,654)
Weighted-average number of common shares outstanding, basic and diluted	40,447,388	31,821,311
Net loss per common share, basic and diluted	$(1.84)	$(2.09)
Basic net loss per share of common stock is based on the weighted-average number of shares of common stock outstanding during the period. Pre-funded warrants to purchase 3,333,388 shares of common stock that were issued in connection with the November 2022 follow-on offering were included in the weighted-average number of common shares outstanding for the years ended December 31, 2023 and 2022, respectively. The weighted-average number of common shares outstanding diluted for the years ended December 31, 2023 and 2022 excludes approximately 4.8 million and 3.7 million stock options and unvested restricted stock awards and units, respectively, which were not dilutive.
12. SUBSEQUENT EVENTS
On February 6, 2024, the Company announced a prioritization of its portfolio and a workforce reduction to focus resources on its Phase 2-ready clinical stage programs, RLYB212 and RLYB116.
As part of this effort, the Company eliminated approximately 45% of its positions. As a result of these actions, the Company expects to incur charges of approximately $3.3 million, excluding share-based compensation expense. The charges related to the workforce reduction are cash-based expenditures related primarily to one-time severance and benefit payments. The Company expects to recognize substantially all charges related to the workforce reduction in the quarter ending March 31, 2024. These estimates are subject to assumptions and actual results may differ.