Form 10-Q
period 2024-03-31
Rallybio Corp
filed 2024-05-09
CIK 1739410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of May 6, 2024, the registrant had 41,449,297 shares of common stock, $0.0001 par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:

•the initiation, timing, progress, results, and cost of our research and development programs, and our current and future preclinical and clinical studies, including statements regarding the timing of initiation and completion of our clinical trials for RLYB212, RLYB116 and RLYB332, a long-acting version of the RLYB331 anti-Matriptase-2 antibody, our toxicology program for RLYB212, and the natural history study for our fetal and neonatal alloimmune thrombocytopenia prevention program, and related preparatory work, and the period during which the results of the trials will become available;

•the success, cost and timing of our clinical development of our product candidates, including RLYB212, RLYB116 and RLYB332;

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

•the size and growth potential of the markets for RLYB212, RLYB116, RLYB114, RLYB332 and any of our current product candidates or other product candidates we may identify and pursue, and our ability to serve those markets;

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

•the potential benefits of strategic collaboration agreements and arrangements, including our agreements with Johnson & Johnson, Exscientia Limited and AbCellera Biologics Inc. and our research collaboration with EyePoint Pharmaceuticals, Inc., and the expected timing of updates related thereto, our ability to enter into strategic collaborations or arrangements, including potential business development opportunities and potential licensing partnerships, and our ability to attract collaborators with development, regulatory and commercialization expertise;

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
RALLYBIO CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share amounts)	MARCH 31, 2024	DECEMBER 31, 2023
Assets
Current assets:
Cash and cash equivalents	$19,301	$24,494
Marketable securities	74,874	85,435
Prepaid expenses and other current assets	4,370	4,860
Total current assets	98,545	114,789
Property and equipment, net	211	246
Operating lease right-of-use assets	299	346
Investment in joint venture	304	239
Total assets	$99,359	$115,620
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$470	$976
Accrued expenses	9,393	8,068
Operating lease liabilities	223	219
Total current liabilities	10,086	9,263
Operating lease liabilities, noncurrent	116	173
Total liabilities	10,202	9,436
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock, $0.0001 par value per share; 200,000,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively; and 37,811,970 and 37,829,565 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	4	4
Preferred stock, $0.0001 par value per share; 50,000,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively; no shares issued or outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	343,498	341,410
Accumulated other comprehensive loss	(71)	15
Accumulated deficit	(254,274)	(235,245)
Total stockholders' equity	89,157	106,184
Total liabilities and stockholders' equity	$99,359	$115,620
See accompanying notes of the condensed consolidated financial statements

RALLYBIO CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss

	FOR THE THREE MONTHS ENDED MARCH 31,
(in thousands, except share and per share amounts)	2024	2023
Operating expenses:
Research and development	$12,936	$11,202
General and administrative	6,851	7,172
Total operating expenses	19,787	18,374
Loss from operations	(19,787)	(18,374)
Other income:
Interest income	1,276	1,546
Other income	167	73
Total other income, net	1,443	1,619
Loss before equity in losses of joint venture	(18,344)	(16,755)
Loss on investment in joint venture	685	563
Net loss	$(19,029)	$(17,318)

Net loss per common share, basic and diluted	$(0.47)	$(0.43)
Weighted-average common shares outstanding, basic and diluted	40,773,615	40,248,893

Other comprehensive (loss) gain:
Net unrealized (loss) gain on marketable securities	(86)	153
Other comprehensive (loss) gain	(86)	153
Comprehensive loss	$(19,115)	$(17,165)
See accompanying notes of the condensed consolidated financial statements

RALLYBIO CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 and 2023	COMMON		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)	STOCKHOLDERS' EQUITY
(in thousands, except share amounts)	SHARES	AMOUNT
December 31, 2022	37,837,369	$4	$330,208	$(160,681)	$(214)	$169,317
Share-based compensation expense	—	—	3,045	—	—	3,045
Forfeiture of restricted common stock	(91,155)	—	—	—	—	—
Net loss	—	—	—	(17,318)	—	(17,318)
Other comprehensive gain (loss)	—	—	—	—	153	153
Balance, March 31, 2023	37,746,214	$4	$333,253	$(177,999)	$(61)	$155,197

December 31, 2023	37,829,565	$4	$341,410	$(235,245)	$15	$106,184
Share-based compensation expense	—	—	2,088	—	—	2,088
Forfeiture of restricted common stock	(17,595)	—	—	—	—	—
Net loss	—	—	—	(19,029)	—	(19,029)
Other comprehensive gain (loss)	—	—	—	—	(86)	(86)
Balance, March 31, 2024	37,811,970	$4	$343,498	$(254,274)	$(71)	$89,157
See accompanying notes of the condensed consolidated financial statements

RALLYBIO CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
(in thousands)	2024	2023
Cash Flows Used in Operating Activities:
Net loss	$(19,029)	$(17,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35	39
Net accretion of discounts/premiums on debt securities	(539)	(895)
Stock-based compensation	2,088	3,045
Loss on investment in joint venture	685	563
Changes in operating assets and liabilities:
Prepaid expenses, right-of-use assets and other assets	537	(340)
Accounts payable	(506)	(295)
Accrued expenses and operating lease liabilities	1,272	(3,564)
Net cash used in operating activities	(15,457)	(18,765)
Cash Flows Provided By Investing Activities:
Purchases of marketable securities	(10,736)	(29,285)
Proceeds from maturities of marketable securities	21,750	31,500
Investment in joint venture	(750)	(750)
Net cash provided by investing activities	10,264	1,465
Cash Flows Used In Financing Activities:
Payments of offering costs	—	(139)
Net cash used in financing activities	—	(139)
Net decrease in cash and cash equivalents	(5,193)	(17,439)
Cash and cash equivalents —beginning of period	24,494	56,958
Cash and cash equivalents —end of period	$19,301	$39,519
See accompanying notes of the condensed consolidated financial statements

RALLYBIO CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
1. BUSINESS AND LIQUIDITY
Rallybio Corporation and subsidiaries ("Rallybio", the "Company", "we", "our", or "us") is a clinical-stage biotechnology company comprised of experienced biopharma industry leaders with extensive research, development, and rare disease expertise with a mission to develop and commercialize life-transforming therapies for patients with severe and rare diseases. Since our launch in January 2018, we have built a broad pipeline of promising product candidates aimed at addressing diseases with unmet medical need in the areas of maternal fetal health, complement dysregulation, hematology, and metabolic disorders. Our two most advanced programs are in clinical development: RLYB212, an anti-HPA-1a antibody for the prevention of fetal and neonatal alloimmune thrombocytopenia (“FNAIT”) and RLYB116, an inhibitor of complement component 5 (“C5”), with the potential to treat several diseases of complement dysregulation. Both programs have completed Phase 1 clinical studies, and we currently plan to initiate a Phase 2 clinical trial of RLYB212 in the second half of 2024.
The Company had cash, cash equivalents and marketable securities of $94.2 million as of March 31, 2024. The Company currently expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date these condensed consolidated financial statements are issued. However, we do not anticipate that the current cash, cash equivalents and marketable securities as of March 31, 2024 will be sufficient for us to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates, if approved. We may satisfy our future cash needs through the sale of equity securities, debt financings, corporate collaborations or license agreements, working capital lines of credit, grant funding, interest income earned on invested cash balances or a combination of one or more of these sources.
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
These accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 (our "Annual Report"). Our significant accounting policies are described in Note 2 of the Notes to the consolidated financial statements included in our Annual Report. There have been no new accounting policies, including the adoption of new accounting standards during the three months ended March 31, 2024, unless otherwise noted below, which could be expected to materially impact the Company's unaudited condensed consolidated financial statements.

Significant Accounting Policies —

Restructuring
The Company accounts for restructuring charges in accordance with ASC Subtopic 420-10, Exit or Disposal Cost Obligations. The charges related to the workforce reduction are cash-based expenditures related primarily to severance and benefit payments, with such amounts reflected in the Company's condensed consolidated statements of operations and other comprehensive loss. For further details on the Company’s restructuring activities, please refer to Note 9.
3. MARKETABLE SECURITIES

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of our marketable securities by type of security as of March 31, 2024 and December 31, 2023 was as follows:

		MARCH 31, 2024
(in thousands)	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	Level 1	$10,127	$—	$—	$10,127
U.S. treasury securities	Level 1	38,095	4	(27)	38,072
U.S. government agency securities	Level 2	36,850	4	(52)	36,802
		$85,072	$8	$(79)	$85,001

		DECEMBER 31, 2023
(in thousands)	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	Level 1	$14,538	$—	$—	$14,538
U.S. treasury securities	Level 1	35,976	48	(6)	36,018
U.S. government agency securities	Level 2	51,434	31	(58)	51,407
		$101,948	$79	$(64)	$101,963
The fair values of marketable securities by classification in the condensed consolidated balance sheets was as follows as of March 31, 2024 and December 31, 2023:

(in thousands)	MARCH 31, 2024	DECEMBER 31, 2023
Cash and cash equivalents	$10,127	$16,528
Marketable securities	74,874	85,435
	$85,001	$101,963
The fair values of available-for-sale debt securities as of March 31, 2024 and December 31, 2023, by contractual maturity, are summarized as follows:

(in thousands)	MARCH 31, 2024	DECEMBER 31, 2023
Due in one year or less	$85,001	$98,110
Due after one year through two years	—	3,853
	$85,001	$101,963
The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of March 31, 2024 and December 31, 2023 was $58.4 million and $40.0 million, respectively. As of March 31, 2024, we did not have any investments in a continuous unrealized loss position for more than twelve months. As of March 31, 2024, we believe that the cost basis of our available-for-sale debt securities is recoverable. No allowance for credit losses was recorded as of March 31, 2024 and December 31, 2023.

4. BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets—
Prepaid expenses and other current assets consisted of the following as of March 31, 2024 and December 31, 2023:

(in thousands)	MARCH 31, 2024	DECEMBER 31, 2023
Research and development	$2,936	$2,067
Insurance	252	446
Other prepaids	414	293
Other current assets	768	2,054
	$4,370	$4,860
Accrued Expenses—
Accrued expenses consisted of the following as of March 31, 2024 and December 31, 2023:

(in thousands)	MARCH 31, 2024	DECEMBER 31, 2023
Research and development	$4,563	$4,123
Compensation and related expenses	3,884	3,166
Professional fees	580	332
Other	366	447
	$9,393	$8,068
5. STOCKHOLDERS' EQUITY

Common Stock
The Company had 200,000,000 shares of common stock authorized as of March 31, 2024 and December 31, 2023, of which 37,811,970 and 37,829,565 shares were issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.
Preferred Stock
The Company had 50,000,000 shares of preferred stock authorized as of March 31, 2024 and December 31, 2023, of which no shares were outstanding as of March 31, 2024 and December 31, 2023.
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
The Company's pre-funded warrant is a freestanding instrument that does not meet the definition of a liability pursuant to ASC 480, Distinguishing Liabilities from Equity, and does not meet the definition of a derivative pursuant to ASC 815, Derivatives and Hedging. The pre-funded warrant is indexed to the Company’s common stock and meets all other conditions for equity classification under ASC 480 and ASC 815. Accordingly, the pre-funded warrant was classified as equity and accounted for as a component of additional paid-in capital at the time of issuance. All of the pre-funded warrants related to our November 2022 follow-on offering remain outstanding and unexercised as of March 31, 2024.
Share-based Compensation
Share-based compensation expense is comprised of the Company's stock options, restricted stock awards, restricted stock units and shares issued pursuant to the employee stock purchase plan, and is classified in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023 as follows:

	FOR THE THREE MONTHS ENDED MARCH 31,
(in thousands)	2024	2023
Research and development	$769	$1,063
General and administrative	1,319	1,982
	$2,088	$3,045
2021 Equity Incentive Plan
In 2021, the board of directors adopted the Rallybio Corporation 2021 Equity Incentive Plan (the "2021 Plan"). The 2021 Plan initially reserved 5,440,344 shares of the Company's common stock that have been issued in respect of outstanding equity awards granted prior to the Company’s IPO, and for future issuances of shares to employees, directors and consultants in the form of stock options, SARs, restricted and unrestricted stock and stock units, performance awards and other awards that are convertible into or otherwise based on the Company's common stock. Dividend equivalents may also be provided in connection with awards under the 2021 Plan. The share pool will automatically increase on January 1st of each year until 2031, by the lesser of (i) five percent of the number of shares of the Company's common stock outstanding as of such date and (ii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date. On January 1, 2024 and January 1, 2023, the 2021 Plan share pool was automatically increased by 1,891,478 and 1,891,868 shares, respectively. As of March 31, 2024, the total number of shares of common stock that were issuable under the 2021 Plan was 8,684,099 shares, of which 3,467,863 shares remained available for future issuance.
The following table summarizes stock option activity for the three months ended March 31, 2024:

Stock Options	Number of Option Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	4,270,544	$9.98	8.5	$—
Granted	987,039	$1.89
Forfeited	(427,421)	$9.60
Expired	(17,801)	$12.54
Exercised	—	$—
Outstanding at March 31, 2024	4,812,361	$8.35	8.1	$—
Options exercisable at March 31, 2024	1,899,175	$11.08	6.8	$—
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company's common stock. Options outstanding and exercisable with an exercise price above the closing price as of March 31, 2024 are considered to have no intrinsic value. Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended March 31, 2024 and 2023 was $1.47 per share and $4.99 per share, respectively. As of March 31, 2024, there was unrecognized share-based compensation expense related to unvested stock options of $13.4 million which the Company expects to recognize over a weighted-average period of approximately 2.5 years.

The fair value of the stock options granted during the three months ended March 31, 2024 and 2023 was determined using the Black-Scholes option pricing model with the following assumptions:

FOR THE THREE MONTHS ENDED MARCH 31,
	2024	2023
Expected volatility	89.41% - 94.48%	89.37% - 92.27%
Expected term (years)	5.50 - 6.02	5.50 - 6.08
Risk free interest rate	3.93% - 4.22%	3.68% - 4.52%
Expected dividend yield	—	—
Exercise price	$1.86 - $2.40	$6.19 - $7.83

A summary of the status of the Company's unvested restricted common stock awards at March 31, 2024 and changes during the three months ended March 31, 2024 was as follows:

Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested restricted stock awards at December 31, 2023	354,394	$4.10
Granted	—	$—
Vested	(102,849)	$3.50
Forfeited	(17,595)	$8.49
Outstanding unvested restricted stock awards at March 31, 2024	233,950	$4.04
As of March 31, 2024, there was unrecognized share-based compensation expense related to unvested restricted stock awards of $0.8 million, which the Company expects to recognize over a weighted-average period of approximately 1.0 year.
A summary of the status of the Company's unvested restricted common stock units at March 31, 2024 and changes during the three months ended March 31, 2024 was as follows:

Restricted Stock Units	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested restricted stock units at December 31, 2023	220,250	$8.55
Granted	266,700	$1.83
Forfeited	(83,075)	$8.40
Vested	—	$—
Outstanding unvested restricted stock units at March 31, 2024	403,875	$4.14
As of March 31, 2024, there was unrecognized share-based compensation expense related to unvested restricted stock units of $1.0 million, which the Company expects to recognize over a weighted-average period of approximately 3.1 years.
2021 Employee Stock Purchase Plan
In connection with the Company's IPO, the board of directors adopted the Rallybio Corporation 2021 Employee Stock Purchase Plan (the "2021 ESPP"), which initially reserved 291,324 shares of the Company's common stock for future issuances. The share pool will automatically increase on January 1st of each year until 2031, by the lesser of (i) one percent of the number of shares of the Company's common stock outstanding as of such date, (ii) 582,648 shares of the Company’s common stock and (iii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date. The 2021 ESPP share pool did not increase on January 1, 2024. On January 1, 2023, the 2021 ESPP share pool was automatically increased by

378,373 shares. As of March 31, 2024, the total number of shares of the Company's common stock that were available for future issuance under the 2021 ESPP was 872,878 shares. During the three months ended March 31, 2024 and 2023, the Company did not issue any shares under the 2021 ESPP.

The 2021 ESPP allows eligible participants to purchase shares of our common stock through authorized payroll deductions. Pursuant to the 2021 ESPP, the purchase price of the shares will be 85% of the lower of the fair market value of our common stock on the date on which the relevant option was (i) granted and (ii) deemed exercised.
For the three months ended March 31, 2024 and 2023, the total share-based compensation for the 2021 ESPP was $42 thousand and $60 thousand, respectively.
6. INVESTMENT IN JOINT VENTURE

The Company, through one of its wholly-owned subsidiaries, has a 50% interest of the joint venture entity, RE Ventures I, LLC, a limited liability company (“REV-I”). For the three months ended March 31, 2024 and 2023, the Company funded $0.8 million associated with the Company's commitment and its share of REV-I development. The Company did not provide any additional financial support outside of capital contributions to REV-I during the three months ended March 31, 2024 and 2023. While the Company held a 50% interest in the joint venture as of March 31, 2024, based on management’s analysis, the Company is not the primary beneficiary of REV-I and accordingly, the entity is not consolidated in the Company's condensed consolidated financial statements.
For the three months ended March 31, 2024 and 2023, the Company recorded its allocable share of REV-I’s losses, which totaled $0.7 million and $0.6 million, respectively, as a loss on investment in joint venture within the condensed consolidated statements of operations and comprehensive loss. After recognition of its share of losses for the period, the carrying value and maximum exposure to risk of the REV-I investment as of March 31, 2024 and December 31, 2023 was $0.3 million and $0.2 million, respectively, which was recorded in investment in joint venture in the accompanying condensed consolidated balance sheets.
7. COMMITMENTS AND CONTINGENCIES

Purchase Commitments—The Company enters contracts in the normal course of business with contract research organizations and other third-party vendors for clinical trials and testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and are cancellable by us upon written notice. Payments that may be due upon cancellation consist of payments for services provided or expenses incurred prior to cancellation. As of March 31, 2024 and December 31, 2023 there were no amounts accrued related to termination charges.
8. NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share for the three months ended March 31, 2024 and 2023 was calculated as follows:

	FOR THE THREE MONTHS ENDED MARCH 31,
(in thousands except share and per share amounts)	2024	2023
Net loss	$(19,029)	$(17,318)
Weighted-average number of common shares outstanding, basic and diluted	40,773,615	40,248,893
Net loss per common share, basic and diluted	$(0.47)	$(0.43)
Basic net loss per share of common stock is based on the weighted-average number of shares of common stock outstanding during the period. Pre-funded warrants to purchase 3,333,388 shares of common stock that were issued in connection with the November 2022 follow-on offering were included in the weighted-average number of common shares outstanding for the three months ended March 31, 2024 and 2023. The weighted average number of common shares outstanding diluted for the three months ended March 31, 2024 and 2023 excludes approximately 5.5 million and 5.1 million stock options and unvested restricted stock awards and units, respectively, which were not dilutive.

9. RESTRUCTURING
On February 6, 2024, the Company announced a prioritization of its portfolio and a workforce reduction to focus resources primarily on the continued development of RLYB212.

As part of this effort, the Company eliminated approximately 45% of its positions. As a result of these actions, the Company incurred charges of approximately $3.3 million. The charges related to the workforce reduction are cash-based expenditures related primarily to severance and benefit payments. The Company recognized all such charges during the three months ended March 31, 2024. During the three months ended March 31, 2024, $2.0 million was recorded in research and development expenses and $1.3 million was recorded in general and administrative expenses, with such amounts reflected in the condensed consolidated statements of operations and comprehensive loss. The accrued restructuring liability is included in accrued expenses on the condensed consolidated balance sheets as of March 31, 2024. Substantially all restructuring payments are expected to be completed by December 31, 2024.

The following table summarizes the restructuring accrual activity for the three months ended March 31, 2024:

(in thousands)	MARCH 31, 2024
Beginning accrued severance	$—
Incurred during the period	3,279
Severance paid during the period	246
$3,033
10. SUBSEQUENT EVENTS
On April 9, 2024, the Company entered into a collaboration agreement (the “Collaboration Agreement”) with Johnson & Johnson, through its wholly-owned subsidiary, Momenta Pharmaceuticals, Inc. (“J&J”), pursuant to which the Company and J&J will support the development of complementary therapeutic approaches aimed at reducing the risk of FNAIT. Under the Collaboration Agreement, the Company will share certain aggregated, anonymized data with J&J, collected from the Company's FNAIT natural history study and its planned RLYB212 Phase 2 clinical trial that will be restricted to collection of certain natural history data in support of the natural history study. The Company also agreed to disseminate information to its FNAIT study sites related to J&J’s and its affiliates’ research and development of complementary therapeutic approaches aimed at reducing the risk of FNAIT. As part of the Collaboration Agreement, J&J provided the Company with an upfront payment $0.5 million and the Company is eligible to receive additional payments of up to an aggregate of $3.7 million, based upon certain triggers related to the FNAIT studies and its activities under the Collaboration Agreement.

On April 10, 2024, the Company entered into a Securities Purchase Agreement with Johnson & Johnson Innovation – JJDC, Inc. ("JJDC"), pursuant to which the Company sold to JJDC, in an unregistered offering, 3,636,363 shares of its common stock, at a price of $1.82 per share, which represents a 10% premium on the Company’s closing stock price on April 9, 2024, for aggregate gross proceeds of approximately $6.6 million, before deducting estimated offering expenses. The Company agreed, among other things, to file with the SEC a registration statement covering the resale of the shares within 120 days following the closing of the offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 (our "Annual Report"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See “Cautionary Note Regarding Forward-Looking Statements.”

Our Business
We are a clinical-stage biotechnology company comprised of experienced biopharma industry leaders with extensive research, development, and rare disease expertise with a mission to develop and commercialize life-transforming therapies for patients with severe and rare diseases. Since our launch in January 2018, we have built a broad pipeline of promising product candidates aimed at addressing diseases with unmet medical need in the areas of maternal fetal health, complement dysregulation, hematology, and metabolic disorders. Our two most advanced programs are in clinical development: RLYB212, an anti-HPA-1a antibody for the prevention of fetal and neonatal alloimmune thrombocytopenia ("FNAIT") and RLYB116, an inhibitor of complement component 5 (“C5"), with the potential to treat several diseases of complement dysregulation. Both programs have completed Phase 1 clinical studies, and we currently plan to initiate a Phase 2 clinical trial of RLYB212 in the second half of 2024.

Maternal Fetal Blood Disorders
RLYB212 is a monoclonal anti-HPA-1a antibody for the prevention of FNAIT, a potentially life-threatening rare hematological disease that impacts fetuses and newborns.

We have completed two RLYB212 clinical studies: a Phase 1 first-in-human clinical study and a Phase 1b proof of concept clinical study. The Phase 1 first-in-human clinical study was a single-blind, placebo-controlled study that investigated the safety and pharmacokinetic ("PK") of subcutaneous ("SC") administration of RLYB212 in HPA-1a negative healthy participants. The clinical study included a single dose cohort and a multiple dose cohort. In the multiple dose cohort, subjects received SC RLYB212 or placebo every 2 weeks for 12 weeks. We reported results from the multi-dose cohort in the fourth quarter of 2023. The data and our clinical pharmacology modeling predictions support a once monthly dosing regimen for the planned Phase 2 clinical trial.

In the first quarter of 2023, we announced RLYB212 achieved proof-of-concept in the Phase 1b study. In this study, SC RLYB212 administration produced a dose-dependent, rapid and complete elimination of transfused HPA-1a positive platelets in HPA-1a negative subjects, with both dose groups meeting the pre-specified proof-of-concept criteria of ≥ 90% reduction in mean platelet elimination half-life. Mean platelet elimination half-life was 5.8 hours (0.09mg dose) and 1.5 hours (0.29mg dose) for RLYB212 compared to 71.7 hours for placebo. In both Phase 1 studies, RLYB212 was observed to be generally well-tolerated with no reports of serious or severe adverse events.

Both the FDA and EMA have designated RLYB212 as an orphan drug. Orphan drug designations offer certain incentives including tax credits, marketing exclusivity upon any approval, fee waivers, and the ability to interact with both agencies to receive specialized regulatory advice and assistance. We engaged with the EMA in such a process in advance of our planned Phase 2 clinical trial. We received feedback from the EMA and are now moving forward with our Clinical Trial Application to support conduct of the Phase 2 trial in Europe.

Based on the data from the clinical and preclinical programs and following planned discussions with regulatory authorities, we expect to initiate a Phase 2 dose confirmation trial for RLYB212 in the second half of 2024. This trial is designed to confirm the RLYB212 dose regimen in pregnant women at higher risk of alloimmunization and FNAIT. Following completion of the Phase 2 dose confirmation trial and consultation with regulatory authorities, we expect to initiate a Phase 3 registrational trial.

We are also conducting a prospective, non-interventional, multinational FNAIT natural history study. This study is designed to screen up to 30,000 pregnant women presenting at the Gestational Week 10 to 14 prenatal visit to determine the frequency of women at higher FNAIT risk among pregnant women of different racial and ethnic characteristics, as well as the frequency of HPA-1a alloimmunization and pregnancy outcomes among these women. Subject to discussion with regulatory authorities, we expect that data from this study will contribute to a control dataset for a future single-arm Phase 3 registrational trial for RLYB212. The FNAIT natural history study will also operationalize de novo the laboratory test paradigm for FNAIT risk and generate FNAIT laboratory test performance data that we plan to use for future regulatory discussions. As of May 1, 2024, Rallybio has screened approximately 10,000 pregnant women. The Company expects screening for the natural history study to continue simultaneously with execution of the Phase 2 trial.

On April 9, 2024, we entered into a collaboration agreement (the “Collaboration Agreement”) with Johnson & Johnson, through its wholly-owned subsidiary, Momenta Pharmaceuticals, Inc. (“J&J”), pursuant to which we and J&J will support the development of complementary therapeutic approaches aimed at reducing the risk of FNAIT. Under the Collaboration Agreement, we will share certain aggregated, anonymized data with J&J, collected from the FNAIT natural history study and our planned RLYB212 Phase 2 clinical trial that will be restricted to collection of certain natural history data in support of the natural history study. We also agreed to disseminate information to our FNAIT study sites related to J&J’s and its affiliates’ research and development of complementary therapeutic approaches aimed at reducing the risk of FNAIT. As part of the Collaboration Agreement, J&J provided us with an upfront payment $0.5 million and we are eligible to receive additional payments of up to an aggregate of $3.7 million, based upon certain triggers related to the FNAIT studies and our activities under the Collaboration Agreement. In addition, we received an equity investment of $6.6 million from Johnson & Johnson Innovation – JJDC, Inc. ("JJDC"). See "Liquidity and Capital Resources - Sources of Liquidity" below.

Complement Dysregulation
We are also developing therapies that address diseases of complement dysregulation, including paroxysmal nocturnal hemoglobinuria ("PNH"), antiphospholipid syndrome ("APS") and generalized myasthenia gravis ("gMG"). RLYB116 is a novel, potentially long-acting, subcutaneously injected inhibitor of C5 in development for the treatment of patients with complement-related diseases. RLYB114 is a pegylated C5 inhibitor in development for complement-mediated ophthalmic disorders.

We have completed a Phase 1 clinical study in healthy participants that included the study of RLYB116 as a single ascending dose ("SAD") and a multiple ascending dose ("MAD"). The SAD portion of the RLYB116 clinical study included five cohorts with a dose ranging from 2mg up to 300mg. Data from the SAD portion of the study showed that all study participants that were administered a single 1 mL SC injection of 100 mg of RLYB116 (n=6) demonstrated a reduction in free C5 greater than 99% within 24 hours of dosing. Subcutaneously administered RLYB116 in the SAD portion of the study was observed to be generally well-tolerated at the 100 mg dose, with mild adverse events and no drug-related serious adverse events reported.

The MAD portion of the RLYB116 Phase 1 study included an adaptive single-blind design with a 4-week treatment duration to evaluate the safety, tolerability, PK, and pharmacodynamics ("PD") of RLYB116 with multiple dose SC administration. The MAD portion of the study included 4 cohorts: Cohort 1 (weekly dosing of 100 mg), Cohort 2 (3 doses of 100 mg the first week followed by weekly dosing), Cohort 3 (150 mg weekly dosing reduced to 125 mg weekly dosing) and Cohort 4 (75 mg twice the first week followed by 100 mg twice per week) with post-treatment / study follow-up for 10 weeks. In December 2023, we reported data from the MAD portion of the study that demonstrated a 100 mg low volume (1 mL) once-a-week dose of subcutaneously administered RLYB116 achieved sustained mean reductions in free C5 of greater than 93%, including at Day 29 with measurement prior to the last dose. The reduction from pre-treatment free C5 at 24 hours after the first dose of 100 mg was greater than 99%. RLYB116 administered in the MAD portion of the study as a 100 mg once-a-week dose was also observed to be generally well tolerated.

Based on the MAD data and additional work we have conducted with RLYB116, we believe that RLYB116 has the potential to be an effective treatment for patients with certain complement-mediated diseases, including gMG. We have prioritized enhancements to the manufacturing process that are intended to improve tolerability at higher doses with a low injection volume and infrequent SC administration, thereby opening up the opportunity to treat a wider range of complement-mediated diseases in addition to gMG including PNH and APS. We expect the manufacturing work to be completed in the second half of 2024.

In February 2023, we entered into a collaboration with EyePoint Pharmaceuticals, Inc. ("EyePoint") and are using EyePoint’s proprietary technology for sustained intraocular drug delivery, with the initial focus on geographic atrophy, an advanced form of age-related macular degeneration that leads to irreversible vision loss. EyePoint has demonstrated feasibility for sustained delivery of Rallybio’s inhibitor of C5 using EyePoint’s proprietary intraocular drug delivery technology and is working on optimization.

Hematological Disorders
In May 2022, we obtained worldwide exclusive rights to RLYB331, a preclinical, monoclonal antibody that is designed to inhibit Matriptase-2 ("MTP-2"). The inhibition of MTP-2 significantly increases levels of hepcidin, decreases iron load and treats ineffective erythropoiesis. In the first quarter of 2024, we completed nonclinical studies that demonstrated favorable tolerability, dose-dependent PK and sustained PD effects with RLYB332, a long-acting version of the RLYB331 anti-Matriptase-2 antibody. These findings support the continued development of RLYB332 as a potentially best-in-class therapeutic for treating diseases of iron overload. We anticipate presentation of this data in the second half of 2024. We continue to evaluate non-dilutive options to further advance this program, including potential partnerships.

Metabolic Disorders
In collaboration with Exscientia Limited ("Exscientia"), we continue to work toward the selection of a small molecule development candidate to advance into the clinic targeting Ectonucleotide Pyrophosphatase/ Phosphodiesterase 1 ("ENPP1") for the treatment of patients with hypophosphatasia ("HPP"). Proof of mechanism studies are in progress with a leading global HPP expert. We plan to provide an update on the progress of the program in the second half of 2024.

In December 2022, we entered into a strategic alliance to discover, develop, and commercialize novel antibody-based therapeutics for rare diseases. This multi-year, multi-target collaboration will combine AbCellera Biologics Inc.'s ("AbCellera’s") antibody discovery engine with our clinical and commercial expertise in rare diseases to identify optimal clinical candidates with a goal of delivering therapies to patients. The first program is focused on addressing the significant unmet therapeutic needs of patients with rare metabolic diseases.
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
Since our inception, we have funded our operations primarily through equity financings. From our inception and prior to our initial public offering ("IPO"), we received proceeds of approximately $182.5 million from equity financings. In August 2021, we closed our IPO and issued and sold 7,130,000 shares of common stock, inclusive of 930,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $13.00 per share. We received net proceeds of approximately $83.0 million, after deducting underwriting discounts and commissions and other offering costs.
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
On April 10, 2024, we entered into a Securities Purchase Agreement with JJDC pursuant to which we sold to JJDC, in an unregistered offering, 3,636,363 shares of our common stock at a price of $1.82 per share, which represents a 10% premium on the Company’s closing stock price on April 9, 2024, for aggregate gross proceeds of approximately $6.6 million, before deducting our estimated offering expenses. We agreed, among other things, to file with the SEC a registration statement covering the resale of the shares within 120 days following the closing of the offering.

As of March 31, 2024, we had cash, cash equivalents and marketable securities of $94.2 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the middle of 2026. This estimate and our expectation to advance the preclinical and clinical development of RLYB212, RLYB116, and any other product candidates are based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, or our clinical trials may be more expensive, time consuming or difficult to design or implement than we currently anticipate. See “—Liquidity and Capital Resources.”
We have incurred significant operating losses since inception, including net losses of $19.0 million and $17.3 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $254.3 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We have not commercialized any products and have never generated revenue from the commercialization of any product. We expect to incur significant additional operating losses in the foreseeable future as we advance our programs through preclinical and clinical development, expand our research and development activities, acquire and develop new product candidates, complete preclinical studies and clinical trials, finance our business development strategy, seek regulatory approval for the commercialization of our product candidates and commercialize our products, if approved. Our expenses will increase substantially over time if and as we:
▪advance our planned Phase 2 clinical trial for RLYB212;
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
▪costs related to manufacturing material for our clinical trials, including expenses related to the manufacturing scale-up and fees paid to contract manufacturing organizations ("CMOs");
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
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table summarizes our results of operations:

	FOR THE THREE MONTHS ENDED MARCH 31,
(in thousands)	2024	2023	CHANGE
Operating expenses:
Research and development	$12,936	$11,202	$1,734
General and administrative	6,851	7,172	(321)
Total operating expenses	19,787	18,374	1,413
Loss from operations	(19,787)	(18,374)	(1,413)
Total other income, net	1,443	1,619	(176)
Loss before equity in losses of joint venture	(18,344)	(16,755)	(1,589)
Loss on investment in joint venture	685	563	122
Net loss	$(19,029)	$(17,318)	$(1,711)

Operating Expenses
Research and Development Expenses
The following table summarizes our research and development costs for each of the periods presented:

	FOR THE THREE MONTHS ENDED MARCH 31,
	2024	2023	CHANGE
(in thousands)
Direct research and development by program
RLYB212	$5,640	$5,700	$(60)
RLYB116	1,303	1,234	69
Other program candidates	604	426	178
Other unallocated research and development costs
Personnel expenses (including share-based compensation)	5,170	3,641	1,529
Other expenses	219	201	18
Total research and development expenses	$12,936	$11,202	$1,734
Research and development expenses were $12.9 million for the three months ended March 31, 2024, compared to $11.2 million for the three months ended March 31, 2023. The increase of $1.7 million in 2024 as compared to 2023 was primarily due to:
▪a $1.5 million increase in payroll and personnel-related costs, primarily related to severance costs incurred in connection with the workforce reduction, effective March 6, 2024.
This increase was partially offset by:
▪a $0.1 million decrease in costs related to the development of RLYB212, primarily related to a decrease in manufacturing and other research and development costs, which was largely offset by an increase in clinical development costs.
General and Administrative Expenses
General and administrative expenses were $6.9 million and $7.2 million for the three months ended March 31, 2024 and 2023, respectively. The decrease of $0.3 million in 2024 as compared to 2023 was primarily due to:

▪a $1.0 million decrease in other general and administrative related expenses and a reduction in our director and officer insurance premiums.
This decrease was partially offset by:
▪a $0.7 million increase in payroll and personnel-related costs, primarily related to severance costs incurred in connection with the workforce reduction, effective March 6, 2024; offset by decreases in payroll and personnel-related costs, primarily related to lower ongoing headcount in 2024 as compared to 2023.
Total Other Income, Net
Total other income, net, for the three months ended March 31, 2024 was income of $1.4 million compared to income of $1.6 million for the three months ended March 31, 2023. The change was primarily related to a decrease in interest income from marketable securities.
Loss On Investment In Joint Venture
Loss on investment in joint venture for the three months ended March 31, 2024 was $0.7 million compared to $0.6 million for the three months ended March 31, 2023.

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
In August 2022, we filed a Registration Statement on Form S-3 (the “Shelf”) with the SEC in relation to the registration and potential future issuance of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $300.0 million. The Shelf was declared effective on August 15, 2022. The Company also simultaneously entered into a Sales Agreement (the "Sales Agreement") with Cowen and Company, LLC ("Cowen"). In accordance with the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time at prices through Cowen acting as our agent. Pursuant to the Sales Agreement, sales of our common stock, if any, will be made in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the "Securities Act"). Under the Sales Agreement, Cowen will be entitled to compensation equal to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. As of March 31, 2024, the Company had not sold any shares of common stock pursuant to the Sales Agreement.
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
On April 10, 2024, we entered into a Securities Purchase Agreement with JJDC, pursuant to which we sold to JJDC in an unregistered offering, 3,636,363 shares of our common stock at a price of $1.82 per share, which represents a 10% premium on the Company’s closing stock price on April 9, 2024, for aggregate gross proceeds of approximately $6.6 million, before deducting our estimated offering expenses. We agreed, among other things, to file with the SEC a registration statement covering the resale of the shares within 120 days following the closing of the offering.
As of March 31, 2024, we had $94.2 million of cash, cash equivalents and marketable securities.
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
▪our ability to maintain our collaborations with Exscientia and AbCellera on favorable terms and establish any new collaborations;
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
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	FOR THE THREE MONTHS ENDED MARCH 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(15,457)	$(18,765)
Net cash provided by investing activities	10,264	1,465
Net cash used in financing activities	—	(139)
Net decrease in cash and cash equivalents	$(5,193)	$(17,439)
Operating Activities
During the three months ended March 31, 2024, net cash used in operating activities was $15.5 million as compared to $18.8 million for the three months ended March 31, 2023. The decrease in net cash used in operating activities for the three months ended March 31, 2024 was primarily related to a decrease of $1.0 million in share-based compensation related to the workforce reduction, effective March 6, 2024 and lower ongoing headcount in 2024 as compared to 2023 and changes in working capital, primarily related to changes in accrued expenses.
Investing Activities
Net cash provided by investing activities was $10.3 million for the three months ended March 31, 2024 as compared to $1.5 million of net cash provided by investing activities for the three months ended March 31, 2023. The increase of $8.8 million in net cash provided by investing activities was primarily related to proceeds of $21.8 million from maturities of highly-rated debt securities, partially offset by purchases of highly-rated debt securities of $10.7 million during the three months ended March 31, 2024, as compared to proceeds from maturities of highly-rated debt securities of $31.5 million, partially offset by purchases of highly-rated debt securities of $29.3 million during the three months ended March 31, 2023.
Financing Activities
There were no financing-related activities during the three months ended March 31, 2024. Net cash used in financing activities for the three months ended March 31, 2023 was $0.1 million, representing offering cost payments made related to our November 2022 follow-on offering.
Contractual Obligations
There have been no other material changes in our contractual obligations and commitments during the three months ended March 31, 2024 from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.
Critical Accounting Policies and Significant Judgments and Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our unaudited condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.
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
Off-Balance Sheet Arrangements
As of March 31, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are not required to provide the information under this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We are a clinical-stage biotechnology company with a limited operating history. As a result, we are not profitable and have incurred significant losses since our formation. We have incurred significant operating losses since inception, including net losses of $19.0 million and $17.3 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $254.3 million. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to gain regulatory approval and become commercially viable. Since inception, we have devoted substantially all of our resources to raising capital, organizing and staffing the Company, business planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing our product candidates and preparing for clinical trials and establishing arrangements with third parties for the manufacture of our product candidates and component materials, including activities relating to our preclinical development and manufacturing activities for each of our programs and our Phase 1 clinical studies for RLYB212 and RLYB116, and planned Phase 2 clinical trial for RLYB212. We do not have any product candidates approved for sale and have not generated any revenue from product sales.

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

▪advance our planned Phase 2 clinical trial for RLYB212;

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
We expect to spend significant amounts of capital to complete the development of, seek regulatory approvals for and, if approved, commercialize RLYB212 and RLYB116 or any of our other product candidates. In addition, we are obligated to make certain payments under our agreements with AbCellera, Affibody AB ("Affibody"), Prophylix AS ("Prophylix"), Swedish Orphan Biovitrum AB (Publ) ("Sobi"), and Kymab Limited’s ("Sanofi"), including milestone and royalty payments in connection with achievement of certain development and commercial milestones as well as the sale of resulting products under such agreements. We may also spend significant capital to develop laboratory tests, and if required by the FDA or other healthcare agencies, one or more companion diagnostics, to identify patients for inclusion in our clinical trials or who are likely to respond to our product candidates.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of March 31, 2024, will be sufficient to fund our operating expenses and capital expenditure requirements into the middle of 2026. This estimate and our expectation to advance the preclinical and clinical development of RLYB212, RLYB116, and any other product candidates are based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, or our clinical trials may be more expensive, time consuming or difficult to design or implement than we currently anticipate. Changing circumstances, including any unanticipated expenses, could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because of the numerous risks and uncertainties, the length of time and scope of activities associated with development of RLYB212, RLYB116 or any product candidate we may develop is highly uncertain, we are unable to estimate the actual amount of funds we will require for development, approval and any approved marketing and commercialization activities. Our future capital requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

To the extent that we raise additional capital through the future sale of equity or convertible debt securities, including sales of our common stock pursuant to the Sales Agreement with Cowen and Company, LLC, each shareholder's ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect their rights as a common stockholder. In addition, debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and we may need to dedicate a substantial additional portion of any operating cash flows to the payment of principal and interest on such indebtedness. Any future indebtedness, combined with our other financial obligations, could increase our vulnerability to adverse changes in general economic, industry and market conditions, limit our flexibility in planning for, or reacting to, changes in our business and the industry and impose a competitive disadvantage compared to our competitors that have less debt or better debt servicing options. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, intellectual property, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate product candidate development or future commercialization efforts.

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

The results of preclinical studies, clinical trials or analyses of the results from such trials, may not be predictive of the results of later clinical trials. Product candidates in later clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and prior clinical trials or having shown promising results based on analyses of data from earlier trials. Late-stage clinical trials may include a larger number of patients and could differ in other significant ways from early-stage clinical trials, including changes to inclusion and exclusion criteria, patient population, efficacy endpoints, dosing regimen and statistical design. Our Phase 1b clinical study for RLYB212 was single blinded, making it difficult to predict how rapid platelet clearance will lead to prevention of alloimmunization in pregnant women at higher risk for FNAIT and whether the results that we have observed in such study will be repeated in larger and more advanced clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in later-stage clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding earlier promising results. In addition, conclusions based on promising data from analyses of clinical results, such as the prospective and post hoc analysis of results may be shown to be incorrect in subsequent clinical trials that have pre-specified end points or may not be considered adequate by regulatory authorities. We have completed Phase 1 clinical studies for RLYB212 and RLYB116, however, even if we complete later clinical trials as planned, we cannot be certain that their results will support the safety and efficacy requirements sufficient to obtain regulatory approval, and, as a result, our clinical development plans may be materially harmed.

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

The regulatory approval processes of the FDA, EMA and comparable foreign regulatory authorities, including the MHRA, are lengthy, time- consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for RLYB212, RLYB116 or any of our other product candidates, our business will be substantially harmed.
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
Our product candidates target rare diseases and conditions. We are developing RLYB212 for the potential prevention of FNAIT, and we estimate that each year greater than 22,000 pregnancies are at high risk for FNAIT in the United States, Canada, the United Kingdom ("UK"), other major European countries and Australia, based on the presence of HLA DRB3*01:01 positive and HPA-1a negative antibody in mothers and HPA-1a positive in the fetus. With respect to RLYB116, we estimate that there are approximately 4,700 patients with PNH and up to 60,000 patients with gMG in the United States. Our projections of the number of eligible patients are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, population statistics and market research, and may prove to be incorrect. Further, new sources may reveal a change in the estimated number of eligible patients, and the number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our current programs or future product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to. For example, even if we obtain FDA approval for RLYB212 or RLYB116, the drug may be approved for a target population that is more limited than what we currently anticipate. Furthermore, even if we obtain significant market share for any product candidate, if approved, the potential target populations for our product candidates are for rare diseases, and we may never achieve profitability.

Further, in many cases there are either no or limited screening or diagnostic tests for the indications our product candidates are being developed to potentially treat. For example, the successful prevention of FNAIT in mothers at risk for developing this rare disorder will require identifying pregnant women who are HPA-1 negative and HLA-DRB3*01:01 positive and HPA-1a positive in the fetus. In collaboration with partners, we may develop screening and diagnostics tests to help us to identify individuals at risk, and the FDA, EMA or other comparable foreign regulatory authorities may require us to do so. The lack of screening and diagnostic tests, coupled with the fact that there is frequently limited awareness among certain health care providers concerning the rare diseases we may seek to treat, often means that a proper diagnosis can, and frequently does, take years to identify (or an appropriate diagnosis may never be made for certain patients). As a result, even if one of our product candidates is approved for commercial sale, we may not be able to grow our revenues due to difficulty in identifying eligible patients. There can be no guarantee that any of our programs will be effective at identifying patients that will benefit from our product candidates, and even if we can identify patients that our product candidates can help, the number of patients that our product candidates may ultimately treat may turn out to be lower than we expect, they may not be otherwise amenable to treatment with our product candidates, or new patients may become increasingly difficult to identify, all of which may adversely affect our ability to grow and generate revenue and adversely affect our results of operations and our business. In addition, even in instances where we are able to expand the number of patients being treated, the number may be offset by the number of patients that discontinue use of the applicable product in a given period resulting in a net loss of patients and potentially decreased revenue.

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
If safe and effective use of RLYB212 or any of our other product candidates depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of that test, known as a companion diagnostic, at the same time that the FDA approves our product candidates. The process of development and approval of such diagnostic is time consuming and costly. Companion diagnostics, which provide information that is essential for the safe and effective use of a corresponding therapeutic product, are subject to regulation by the FDA, EMA and other comparable foreign regulatory authorities as medical devices and require separate regulatory approval from therapeutic approval prior to commercialization. The FDA previously has required in vitro diagnostic tests intended to select the patients who will respond to a product candidate to obtain a Premarket Approval ("PMA") simultaneously with approval of the therapeutic candidate. The PMA process, including the gathering of preclinical and clinical data and the submission and review by the FDA, can take several years or longer. It involves a rigorous pre-market review during which the applicant must prepare and provide FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing, and labeling. After a device is placed on the market, it remains subject to significant regulatory requirements, including requirements governing development, testing, manufacturing, distribution, marketing, promotion, labeling, import, export, record-keeping, and adverse event reporting.

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
Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval preclinical and clinical testing, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, and advertising and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of the FDA and other regulatory authorities. These requirements include submissions of safety and other post- marketing information and reports, establishment registration and drug listing requirements, continued compliance with the FDA's current Good Manufacturing Practice ("cGMP") requirements regarding the distribution of samples to physicians and recordkeeping and good laboratory practice ("GLP") and GCP requirements for non-clinical studies and any clinical trials that we conduct post-approval.

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

There is no guarantee that, if we ever submit and obtain approval for RLYB212 or any other product candidate for which we may obtain rare pediatric disease designation in the future, we will receive a rare pediatric disease priority review voucher. In addition to receiving rare pediatric disease designation, in order to receive a rare pediatric disease priority review voucher, the NDA or BLA must be granted priority review, rely on clinical data derived from trials examining a pediatric population and dosages of the drug intended for that population, not seek approval for a different adult indication in the original rare pediatric disease product application and be for a drug that does not include a previously approved active ingredient. Under current statutory sunset provisions, even if a marketing application meets all of these requirements, the FDA may only award a voucher prior to September 30, 2026 and only if the approved product received rare pediatric disease drug product designation prior to September 30, 2024. We cannot be certain that we will receive approval for any of our rare pediatric disease designated products prior to the statutory sunset date, if ever. Moreover, even if we believe that our marketing application meets the other requirements to be eligible to receive a priority review voucher upon approval, the FDA may disagree.

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

Once an NDA is approved, the product covered thereby becomes a “reference listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of an abbreviated new drug application ("ANDA") in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials to assess safety and efficacy. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labelling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product.

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
We acquired all rights to RLYB212 from Prophylix in 2019 and rights to RLYB116 and RLYB114 from Sobi in 2019. We also obtained worldwide exclusive rights to Sanofi’s KY1066, now referred to as RLYB332, and have entered into a joint venture with Exscientia for the development of small molecule therapeutics for rare diseases, a discovery and collaboration agreement with AbCellera to discover, develop, and commercialize novel antibody-based therapeutics for rare diseases, and a research collaboration with EyePoint to explore and assess the viability of utilizing our inhibitor of C5 in EyePoint’s proprietary technology for sustained intraocular delivery. An important component of our approach to product development is to acquire or in-license rights to product candidates, products or technologies, acquire other businesses or enter into collaborations with third parties. We may not be able to enter into such transactions on favorable terms, or at all. Any such acquisitions, in-licenses or collaborations may not strengthen our competitive position, and these transactions may be viewed negatively by analysts, investors, customers, or other third parties with whom we have relationships. We may decide to incur debt in connection with an acquisition, or in-license or issue our common stock or other equity securities as consideration for the acquisition, which would reduce the percentage ownership of our existing stockholders.

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
As of March 31, 2024, we had 30 full-time employees, upon whom we rely for various administrative, research and development, business development and other support services shared among our subsidiaries and the Exscientia joint venture. The size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support the operations of all of our subsidiaries and the Exscientia joint venture, including their research and development activities, the management of financial, accounting, and reporting matters, and the oversight of our third-party vendors and partners. If our centralized team or our third-party vendors and partners performing such functions fail to provide adequate administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.

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

Third-party manufacturers may fail to comply with cGMP regulations or similar regulatory requirements outside the United States. Any failure to follow cGMP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our product candidates as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our product candidates, including leading to significant delays in the availability of our product candidates for our clinical trials or the termination of or suspension of a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Moreover, our failure, or the failure of our third-

party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or medicines, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business, financial condition, results of operations, and prospects.

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

▪U.S. laws and regulations prohibiting bribery and corruption, such as the U.S. Foreign Corrupt Practices Act of 1977 ("FCPA"), which, among other things, prohibits U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations or foreign government-owned or affiliated entities, candidates for foreign public office, and foreign political parties or officials thereof; and

▪similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of personal information, such as, where applicable, the General Data Protection Regulation ("GDPR") which imposes obligations and restrictions on the collection, use, and disclosure of personal data relating to individuals located in the EU and the EEA (including health data). See “—Our business operations may subject us to data protection laws, including the GDPR, the UK GDPR, the California Consumer Privacy Act (the "CCPA") and other similar laws."

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

Many of our employees were previously employed by Alexion Pharmaceuticals, Inc. (now part of AstraZeneca), a potential competitor. To the extent we employ or engage personnel from competitors, we may be subject to allegations that such individuals have been improperly solicited or have divulged proprietary or other confidential information, or that their former employers own their research output.

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
Shares of our common stock were offered in our IPO in July 2021 at a price of $13.00 per share and between the date of our IPO and May 6, 2024, the closing price per share of our common stock has ranged from as low as $1.25 to as high as $23.40. Some of the factors that may cause the market price of our common stock to fluctuate include:

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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of May 6, 2024, we have 41,449,297 shares of common stock outstanding. All of these shares may be resold in the public market immediately, unless held by our affiliates who are subject to volume limitations under Rule 144. As of May 6, 2024, we also have pre-funded warrants to purchase up to an aggregate of 3,333,388 shares of common stock outstanding. We may not effect the exercise of any pre-funded warrant, and a holder will not be entitled to exercise any portion of any pre-funded warrant if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election upon 61 days’ notice to us subject to the terms of such pre-funded warrants, provided that such percentage may in no event exceed 19.99%.

Moreover, as of March 31, 2024, certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. On May 9, 2023, we registered an aggregate of 12,351,600 shares of common stock held by holders with registration rights, for resale, pursuant to a registration statement on Form S-3. In addition, we have entered into the Sales Agreement with Cowen to offer and sell shares of our common stock having an aggregate offering price of up to $100,000,000, from time to time, through an at-the-market offering program. We also registered an aggregate of 11,821,245 shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Insiders have substantial influence over us, which could limit your ability to affect the outcome of key transactions, including a change of control.
Our directors and executive officers and their affiliates beneficially own shares representing approximately 34% of our outstanding common stock as of May 6, 2024. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Item 5. Other Information
Director and Officer Trading Arrangements
During our fiscal quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act, as amended) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

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

RALLYBIO CORPORATION

Date: May 9, 2024	By:	/s/ Stephen Uden
Stephen Uden, M.D.
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Jonathan I. Lieber
Jonathan I. Lieber
Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)