Form 10-Q
period 2024-06-30
Rallybio Corp
filed 2024-08-08
CIK 1739410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of August 5, 2024, the registrant had 41,487,586 shares of common stock, $0.0001 par value per share, outstanding.

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

•the potential benefits of strategic collaboration agreements and arrangements, including our agreements with Johnson & Johnson, Exscientia Limited and AbCellera Biologics Inc. and our research collaboration with EyePoint Pharmaceuticals, Inc., and the expected timing of updates related thereto, including timing to achieve development candidate nominations, our ability to enter into strategic collaborations or arrangements, including potential business development opportunities and potential licensing partnerships, and our ability to attract collaborators with development, regulatory and commercialization expertise;

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
RALLYBIO CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share amounts)	JUNE 30, 2024	DECEMBER 31, 2023
Assets
Current assets:
Cash and cash equivalents	$16,671	$24,494
Marketable securities	71,943	85,435
Prepaid expenses and other current assets	2,822	4,860
Total current assets	91,436	114,789
Property and equipment, net	177	246
Operating lease right-of-use assets	250	346
Investment in joint venture	568	239
Total assets	$92,431	$115,620
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,218	$976
Accrued expenses	9,515	8,068
Operating lease liabilities	226	219
Deferred revenue	1,202	—
Total current liabilities	12,161	9,263
Operating lease liabilities, noncurrent	58	173
Deferred revenue, noncurrent	195	—
Total liabilities	12,414	9,436
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock, $0.0001 par value per share; 200,000,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively; and 41,487,586 and 37,829,565 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	4	4
Preferred stock, $0.0001 par value per share; 50,000,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively; no shares issued or outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	350,594	341,410
Accumulated other comprehensive loss	(71)	15
Accumulated deficit	(270,510)	(235,245)
Total stockholders' equity	80,017	106,184
Total liabilities and stockholders' equity	$92,431	$115,620
See accompanying notes of the condensed consolidated financial statements

RALLYBIO CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Revenue:
Collaboration and license revenue	$299	$—	$299	$—
Total revenue	299	—	299	—
Operating expenses:
Research and development	12,946	13,130	25,882	24,332
General and administrative	4,388	6,953	11,239	14,125
Total operating expenses	17,334	20,083	37,121	38,457
Loss from operations	(17,035)	(20,083)	(36,822)	(38,457)
Other income:
Interest income	1,143	1,608	2,419	3,154
Other income	143	62	310	135
Total other income, net	1,286	1,670	2,729	3,289
Loss before equity in losses of joint venture	(15,749)	(18,413)	(34,093)	(35,168)
Loss on investment in joint venture	487	217	1,172	780
Net loss	$(16,236)	$(18,630)	$(35,265)	$(35,948)

Net loss per common share, basic and diluted	$(0.37)	$(0.46)	$(0.83)	$(0.89)
Weighted-average common shares outstanding, basic and diluted	44,128,059	40,363,902	42,450,837	40,306,715

Other comprehensive loss:
Net unrealized loss on marketable securities	—	(211)	(86)	(58)
Other comprehensive loss	—	(211)	(86)	(58)
Comprehensive loss	$(16,236)	$(18,841)	$(35,351)	$(36,006)
See accompanying notes of the condensed consolidated financial statements

RALLYBIO CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023	COMMON		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	STOCKHOLDERS' EQUITY
(in thousands, except share amounts)	SHARES	AMOUNT
March 31, 2023	37,746,214	$4	$333,253	$(177,999)	$(61)	$155,197
Share-based compensation expense	—	—	2,692	—	—	2,692
Issuance of common stock from the stock purchase plan	43,423	—	209	—	—	209
Issuance of common stock from the stock award plan	1,219	—	—	—	—	—
Net loss	—	—	—	(18,630)	—	(18,630)
Other comprehensive loss	—	—	—	—	(211)	(211)
Balance, June 30, 2023	37,790,856	$4	$336,154	$(196,629)	$(272)	$139,257

March 31, 2024	37,811,970	$4	$343,498	$(254,274)	$(71)	$89,157
Share-based compensation expense	—	—	1,915	—	—	1,915
Issuance of common stock upon completion of a securities purchase agreement, net of offering costs of $268	3,636,363	—	5,137	—	—	5,137
Issuance of common stock under the stock purchase plan	38,289	—	44	—	—	44
Issuance of common stock under the stock award plan	1,925	—	—	—	—	—
Forfeiture of restricted common stock	(961)	—	—	—	—	—
Net loss	—	—	—	(16,236)	—	(16,236)
Other comprehensive loss	—	—	—	—	—	—
Balance, June 30, 2024	41,487,586	$4	$350,594	$(270,510)	$(71)	$80,017

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023	COMMON		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)	STOCKHOLDERS' EQUITY
(in thousands, except share amounts)	SHARES	AMOUNT
December 31, 2022	37,837,369	$4	$330,208	$(160,681)	$(214)	$169,317
Share-based compensation expense	—	—	5,737	—	—	5,737
Issuance of common stock under the stock award plan	1,219	—	—	—	—	—
Issuance of common stock from the stock purchase plan	43,423	—	209	—	—	209
Forfeiture of restricted common stock	(91,155)	—	—	—	—	—
Net loss	—	—	—	(35,948)	—	(35,948)
Other comprehensive loss	—	—	—	—	(58)	(58)
Balance, June 30, 2023	37,790,856	$4	$336,154	$(196,629)	$(272)	$139,257

December 31, 2023	37,829,565	$4	$341,410	$(235,245)	$15	$106,184
Share-based compensation expense	—	—	4,003	—	—	4,003
Issuance of common stock upon completion of a securities purchase agreement, net of offering costs of $268	3,636,363	—	5,137	—	—	5,137
Issuance of common stock under the stock purchase plan	38,289	—	44	—	—	44
Issuance of common stock under the stock award plan	1,925	—	—	—	—	—
Forfeiture of restricted common stock	(18,556)	—	—	—	—	—
Net loss	—	—	—	(35,265)	—	(35,265)
Other comprehensive loss	—	—	—	—	(86)	(86)
Balance, June 30, 2024	41,487,586	$4	$350,594	$(270,510)	$(71)	$80,017
See accompanying notes of the condensed consolidated financial statements

RALLYBIO CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,
(in thousands)	2024	2023
Cash Flows Used in Operating Activities:
Net loss	$(35,265)	$(35,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69	77
Net accretion of discounts/premiums on debt securities	(955)	(1,729)
Stock-based compensation	4,003	5,737
Loss on investment in joint venture	1,172	780
Changes in operating assets and liabilities:
Prepaid expenses, right-of-use assets and other assets	2,134	1,595
Accounts payable	242	(387)
Accrued expenses and operating lease liabilities	1,328	(2,274)
Deferred revenue	1,397	—
Net cash used in operating activities	(25,875)	(32,149)
Cash Flows Provided By (Used In) Investing Activities:
Purchases of marketable securities	(29,890)	(61,603)
Proceeds from maturities of marketable securities	44,250	70,032
Investment in joint venture	(1,500)	(750)
Net cash provided by investing activities	12,860	7,679
Cash Flows Provided By (Used In) Financing Activities:
Proceeds from the issuance of common stock from a securities purchase agreement	5,405	—
Proceeds from the issuance of common stock under the stock purchase plan	44	209
Payments of offering costs	(257)	(138)
Net cash provided by financing activities	5,192	71
Net decrease in cash and cash equivalents	(7,823)	(24,399)
Cash and cash equivalents — beginning of period	24,494	56,958
Cash and cash equivalents — end of period	$16,671	$32,559

Supplemental Disclosures of Noncash Financing Activities:
Offering costs in accrued expenses	$11	$—
See accompanying notes of the condensed consolidated financial statements

RALLYBIO CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
1. BUSINESS AND LIQUIDITY
Rallybio Corporation and subsidiaries ("Rallybio", the "Company", "we", "our", or "us") is a clinical-stage biotechnology company comprised of experienced biopharma industry leaders with extensive research, development, and rare disease expertise with a mission to develop and commercialize life-transforming therapies for patients with severe and rare diseases. Since our launch in January 2018, we have built a broad pipeline of promising product candidates aimed at addressing diseases with unmet medical need in the areas of maternal fetal health, complement dysregulation, hematology, and metabolic disorders. Our two most advanced programs are in clinical development: RLYB212, an anti-HPA-1a antibody for the prevention of fetal and neonatal alloimmune thrombocytopenia (“FNAIT”) and RLYB116, an inhibitor of complement component 5 (“C5”), with the potential to treat several diseases of complement dysregulation. Both programs have completed Phase 1 clinical studies, and we currently plan to initiate a Phase 2 clinical trial of RLYB212 in the fourth quarter of 2024.
The Company had cash, cash equivalents and marketable securities of $88.6 million as of June 30, 2024. The Company currently expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date these unaudited condensed consolidated financial statements are issued. However, the Company does not anticipate that its current cash, cash equivalents and marketable securities as of June 30, 2024 will be sufficient to fund any of its product candidates through regulatory approval, and it will need to raise substantial additional capital to complete the development and commercialization of its product candidates, if approved. We may satisfy our future cash needs through the sale of equity securities, debt financings, corporate collaborations or license agreements, working capital lines of credit, grant funding, interest income earned on invested cash balances or a combination of one or more of these sources.
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
These accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 (our "Annual Report"). Our significant accounting policies are described in Note 2 of the Notes to the consolidated financial statements included in our Annual Report. There have been no new accounting policies, including the adoption of new accounting standards during the three and six months ended June 30, 2024, unless otherwise noted below, which could be expected to materially impact the Company's unaudited condensed consolidated financial statements.
Significant Accounting Policies —

Revenue Recognition
The Company recognizes revenue in accordance with the provisions of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company recognizes revenue when the Company’s customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods and services. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.

The Company evaluates the promised goods or services in these agreements to determine which ones represent distinct performance obligations. These agreements may include the following types of promised goods or services: (i) grants of licenses and related transfer of know-how, (ii) performance of research and development services, and (iii) participation on joint research and/or development committees. They also may include options to obtain further research and development services and licenses to the Company’s intellectual property. The payment terms of these agreements may include nonrefundable upfront fees, payments based upon the achievement of certain milestones, and additional payments based on product sales derived from the collaboration.

The Company exercises judgment in assessing those promised goods and services that are distinct and thus representative of performance obligations. To the extent the Company identifies multiple performance obligations in a contract or group of contracts signed together, the Company must develop assumptions that require judgment to determine the estimated standalone selling price for each performance obligation in order to allocate the transaction price among the identified performance obligations. The transaction is allocated on a relative standalone selling price basis.

Prior to recognizing revenue, the Company makes estimates of the transaction price, including variable consideration that is subject to a constraint. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved. These estimates are reassessed at each reporting period as required.

The Company then recognizes revenue in the amount of the transaction price that is allocated to the respective performance obligations when or as the performance obligations are satisfied. For performance obligations satisfied over time, the Company estimates the efforts needed to complete the performance obligations and recognizes revenue over the satisfaction of the performance obligations.

Restructuring
The Company accounts for restructuring charges in accordance with ASC Subtopic 420-10, Exit or Disposal Cost Obligations. The charges related to the workforce reduction are cash-based expenditures related primarily to severance and benefit payments, with such amounts reflected in the Company's condensed consolidated statements of operations and other comprehensive loss. For further details on the Company’s restructuring activities, please refer to Note 9 to the Company’s unaudited condensed consolidated financial statements contained in this Quarterly Report.

Recently Issued Accounting Pronouncements—In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). This ASU requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The amendments in ASU 2023-07 apply to public entities, including those with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The new standard should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09") which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. The guidance should be applied on a prospective basis. For public business entities, ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. For all other entities, the standard is effective for annual periods beginning after December 15, 2025. The Company is currently evaluating the impact on its consolidated financial statements.
3. MARKETABLE SECURITIES

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of our marketable securities by type of security as of June 30, 2024 and December 31, 2023 was as follows:

		JUNE 30, 2024
(in thousands)	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	Level 1	$9,944	$—	$—	$9,944
U.S. treasury securities	Level 1	37,726	1	(34)	37,693
U.S. government agency securities	Level 2	34,288	3	(41)	34,250
		$81,958	$4	$(75)	$81,887

		DECEMBER 31, 2023
(in thousands)	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	Level 1	$14,538	$—	$—	$14,538
U.S. treasury securities	Level 1	35,976	48	(6)	36,018
U.S. government agency securities	Level 2	51,434	31	(58)	51,407
		$101,948	$79	$(64)	$101,963
The fair values of marketable securities by classification in the condensed consolidated balance sheets was as follows as of June 30, 2024 and December 31, 2023:

(in thousands)	JUNE 30, 2024	DECEMBER 31, 2023
Cash and cash equivalents	$9,944	$16,528
Marketable securities	71,943	85,435
	$81,887	$101,963
The fair values of available-for-sale debt securities as of June 30, 2024 and December 31, 2023, by contractual maturity, are summarized as follows:

(in thousands)	JUNE 30, 2024	DECEMBER 31, 2023
Due in one year or less	$71,994	$98,110
Due after one year through two years	9,893	3,853
	$81,887	$101,963
The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of June 30, 2024 and December 31, 2023 was $66.5 million and $40.0 million, respectively. As of June 30, 2024, we did not have any investments in a continuous unrealized loss position for more than twelve months. As of June 30, 2024, we believe that the cost basis of our available-for-sale debt securities is recoverable. No allowance for credit losses was recorded as of June 30, 2024 and December 31, 2023.

4. BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets —
Prepaid expenses and other current assets consisted of the following as of June 30, 2024 and December 31, 2023:

(in thousands)	JUNE 30, 2024	DECEMBER 31, 2023
Research and development	$1,253	$2,067
Insurance	71	446
Other prepaids	419	293
Other current assets	1,079	2,054
	$2,822	$4,860
Accrued Expenses—
Accrued expenses consisted of the following as of June 30, 2024 and December 31, 2023:

(in thousands)	JUNE 30, 2024	DECEMBER 31, 2023
Research and development	$6,018	$4,123
Compensation and related expenses	2,760	3,166
Professional fees	518	332
Other accrued expenses	219	447
	$9,515	$8,068
5. STOCKHOLDERS' EQUITY

Common Stock
In April 2024, the Company entered into a Securities Purchase Agreement with Johnson & Johnson Innovation – JJDC, Inc. ("JJDC"), pursuant to which the Company sold to JJDC, in an unregistered offering, 3,636,363 shares of its common stock, at a price of $1.82 per share, which represents a 10% premium on the Company’s closing stock price on April 9, 2024, for aggregate gross proceeds of approximately $6.6 million, before deducting offering expenses.

The Company had 200,000,000 shares of common stock authorized as of June 30, 2024 and December 31, 2023, of which 41,487,586 and 37,829,565 shares were issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.
Preferred Stock
The Company had 50,000,000 shares of preferred stock authorized as of June 30, 2024 and December 31, 2023, of which no shares were outstanding as of June 30, 2024 and December 31, 2023.
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

The Company's pre-funded warrant is a freestanding instrument that does not meet the definition of a liability pursuant to ASC 480, Distinguishing Liabilities from Equity, and does not meet the definition of a derivative pursuant to ASC 815, Derivatives and Hedging. The pre-funded warrant is indexed to the Company’s common stock and meets all other conditions for equity classification under ASC 480 and ASC 815. Accordingly, the pre-funded warrant was classified as equity and accounted for as a component of additional paid-in capital at the time of issuance. All of the pre-funded warrants related to our November 2022 follow-on offering remain outstanding and unexercised as of June 30, 2024.
Share-based Compensation
Share-based compensation expense is comprised of the Company's stock options, restricted stock awards, restricted stock units and shares issued pursuant to the employee stock purchase plan, and is classified in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023 as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(in thousands)	2024	2023	2024	2023
Research and development	$772	$1,180	$1,541	$2,243
General and administrative	1,143	1,512	2,462	3,494
	$1,915	$2,692	$4,003	$5,737
2021 Equity Incentive Plan
In 2021, the board of directors adopted the Rallybio Corporation 2021 Equity Incentive Plan (the "2021 Plan"). The 2021 Plan initially reserved 5,440,344 shares of the Company's common stock that have been issued in respect of outstanding equity awards granted prior to the Company’s initial public offering ("IPO"), and for future issuances of shares to employees, directors and consultants in the form of stock options, SARs, restricted and unrestricted stock and stock units, performance awards and other awards that are convertible into or otherwise based on the Company's common stock. Dividend equivalents may also be provided in connection with awards under the 2021 Plan. The share pool will automatically increase on January 1st of each year until 2031, by the lesser of (i) five percent of the number of shares of the Company's common stock outstanding as of such date and (ii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date. On January 1, 2024 and January 1, 2023, the 2021 Plan share pool was automatically increased by 1,891,478 and 1,891,868 shares, respectively. As of June 30, 2024, the total number of shares of common stock that were issuable under the 2021 Plan was 8,683,135 shares, of which 3,454,623 shares remained available for future issuance.
The following table summarizes stock option activity for the six months ended June 30, 2024:

Stock Options	Number of Option Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	4,270,544	$9.98	8.5	$—
Granted	1,119,039	$1.89
Forfeited	(556,235)	$9.62
Expired	(17,801)	$12.54
Exercised	—	$—
Outstanding at June 30, 2024	4,815,547	$8.13	7.6	$—
Options exercisable at June 30, 2024	2,299,367	$10.38	6.4	$—
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company's common stock. Options outstanding and exercisable with an exercise price above the closing price as of June 30, 2024 are considered to have no intrinsic value. Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the six months ended June 30, 2024 and 2023 was $1.47 per share and $4.93 per share, respectively. As of June 30, 2024, there was unrecognized share-based compensation expense related to unvested stock options of $11.1 million which the Company expects to recognize over a weighted-average period of approximately 2.4 years.
The fair value of the stock options granted during the six months ended June 30, 2024 and 2023 was determined using the Black-Scholes option pricing model with the following assumptions:

FOR THE SIX MONTHS ENDED JUNE 30,
	2024	2023
Expected volatility	89.41% - 94.48%	89.14% - 92.27%
Expected term (years)	5.50 - 6.02	5.50 - 6.08
Risk free interest rate	3.93% - 4.35%	3.58% - 4.52%
Expected dividend yield	—	—
Exercise price	$1.86 - $2.40	$5.38 - $7.83
A summary of the status of the Company's unvested restricted common stock awards at June 30, 2024 and changes during the six months ended June 30, 2024 was as follows:

Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested restricted stock awards at December 31, 2023	354,394	$4.10
Granted	—	$—
Vested	(179,858)	$3.45
Forfeited	(18,556)	$16.03
Outstanding unvested restricted stock awards at June 30, 2024	155,980	$3.43
As of June 30, 2024, there was unrecognized share-based compensation expense related to unvested restricted stock awards of $0.5 million, which the Company expects to recognize over a weighted-average period of approximately 0.7 years.
A summary of the status of the Company's unvested restricted common stock units at June 30, 2024 and changes during the six months ended June 30, 2024 was as follows:

Restricted Stock Units	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested restricted stock units at December 31, 2023	220,250	$8.55
Granted	295,980	$1.83
Forfeited	(101,340)	$7.60
Vested	(1,925)	$7.68
Outstanding unvested restricted stock units at June 30, 2024	412,965	$3.97
As of June 30, 2024, there was unrecognized share-based compensation expense related to unvested restricted stock units of $0.9 million, which the Company expects to recognize over a weighted-average period of approximately 2.9 years.
2021 Employee Stock Purchase Plan
In connection with the Company's IPO, the board of directors adopted the Rallybio Corporation 2021 Employee Stock Purchase Plan (the "2021 ESPP"), which initially reserved 291,324 shares of the Company's common stock for future issuances. The share pool will automatically increase on January 1st of each year until 2031, by the lesser of (i) one percent of the number of shares of the Company's common stock outstanding as of such date, (ii) 582,648 shares of the Company’s common stock and (iii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date. The 2021 ESPP share pool did not increase on January 1, 2024. On January 1, 2023, the 2021 ESPP share pool was automatically increased by 378,373 shares. As of June 30, 2024, the total number of shares of the Company's common stock that was available for future issuance under the 2021 ESPP was 834,589 shares. During the six months ended June 30, 2024 and 2023, the Company issued 38,289 shares and 43,423 shares, respectively, under the 2021 ESPP.

The 2021 ESPP allows eligible participants to purchase shares of our common stock through authorized payroll deductions. Pursuant to the 2021 ESPP, the purchase price of the shares will be 85% of the lower of the fair market value of our common stock on the date on which the relevant option was (i) granted and (ii) deemed exercised.
For the three and six months ended June 30, 2024, the total share-based compensation for the 2021 ESPP was $12 thousand and $54 thousand, respectively, and $60 thousand and $122 thousand for the three and six months ended June 30, 2023, respectively.
6. INVESTMENT IN JOINT VENTURE

The Company, through one of its wholly-owned subsidiaries, has a 50% interest of the joint venture entity, RE Ventures I, LLC, a limited liability company (“REV-I”). For the three months ended June 30, 2024, the Company funded $0.8 million, associated with the Company's commitment and its share of REV-I development and did not provide funding to REV-I during the three months ended June 30, 2023. For the six months ended June 30, 2024 and 2023, the Company funded $1.5 million and $0.8 million, respectively, associated with the Company's commitment and its share of REV-I development. The Company did not provide any additional financial support outside of capital contributions to REV-I during the three and six months ended June 30, 2024 and 2023. While the Company held a 50% interest in the joint venture as of June 30, 2024, based on management’s analysis, the Company is not the primary beneficiary of REV-I and accordingly, the entity is not consolidated in the Company's condensed consolidated financial statements.
For the three and six months ended June 30, 2024, the Company recorded its allocable share of REV-I’s losses, which totaled $0.5 million and $1.2 million, respectively. For the three and six months ended June 30, 2023, the Company recorded its allocable share of REV-1's losses which totaled $0.2 million and $0.8 million respectively. These losses were recorded as a loss on investment in joint venture within the condensed consolidated statements of operations and comprehensive loss. After recognition of its share of losses for the period, the carrying value and maximum exposure to risk of the REV-I investment as of June 30, 2024 and December 31, 2023 was $0.6 million and $0.2 million, respectively, which was recorded in investment in joint venture in the accompanying condensed consolidated balance sheets.
7. COMMITMENTS AND CONTINGENCIES

Purchase Commitments — The Company enters contracts in the normal course of business with contract research organizations and other third-party vendors for clinical trials and testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and are cancellable by us upon written notice. Payments that may be due upon cancellation consist of payments for services provided or expenses incurred prior to cancellation. As of June 30, 2024 and December 31, 2023 there were no amounts accrued related to termination charges.

8. NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share for the three and six months ended June 30, 2024 and 2023 was calculated as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(in thousands except share and per share amounts)	2024	2023	2024	2023
Net loss	$(16,236)	$(18,630)	$(35,265)	$(35,948)
Weighted-average number of common shares outstanding, basic and diluted	44,128,059	40,363,902	42,450,837	40,306,715
Net loss per common share, basic and diluted	$(0.37)	$(0.46)	$(0.83)	$(0.89)
Basic net loss per share of common stock is based on the weighted-average number of shares of common stock outstanding during the period. Pre-funded warrants to purchase 3,333,388 shares of common stock that were issued in connection with the November 2022 follow-on offering were included in the weighted-average number of common shares outstanding for the three and six months ended June 30, 2024 and 2023. The weighted average number of common shares outstanding diluted for the three and six months ended June 30, 2024 and 2023 excludes approximately 5.4 million and 5.1 million stock options and unvested restricted stock awards and units, respectively, which were not dilutive.
9. RESTRUCTURING
On February 6, 2024, the Company announced a prioritization of its portfolio and a workforce reduction to focus resources primarily on the continued development of RLYB212.

As part of this effort, the Company eliminated approximately 45% of its positions. As a result of these actions, the Company incurred charges of approximately $3.3 million of which $2.0 million was included in research and development expenses and $1.3 million was included in general and administrative expenses, with such amounts reflected in the condensed consolidated statements of operations and comprehensive loss. The charges related to the workforce reduction are cash-based expenditures related primarily to severance and benefit payments. The Company recognized all such charges during the three months ended March 31, 2024, with such amounts reflected in the condensed consolidated statements of operations and comprehensive loss. The accrued restructuring liability is included in accrued expenses on the condensed consolidated balance sheets as of June 30, 2024. Substantially all restructuring payments are expected to be completed by December 31, 2024.

The following table summarizes the restructuring accrual activity during the six months ended June 30, 2024:

(in thousands)	JUNE 30, 2024
Beginning accrued severance	$—
Severance incurred during the period	3,279
Severance paid and adjustments made during the period	1,822
$1,457
10. COLLABORATION AND LICENSE AGREEMENTS
In April 2024, the Company entered into a two-year Collaboration and License Agreement (the "Collaboration Agreement") with Johnson & Johnson, through its wholly-owned subsidiary, Momenta Pharmaceuticals, Inc. (“J&J”) to facilitate the advancement of research into products to address unmet needs relating to FNAIT.
The Company has an ongoing multinational FNAIT natural history study to determine the frequency of women at higher FNAIT risk among pregnant women of different racial and ethnic characteristics, as well as the frequency of HPA-1a alloimmunization and pregnancy outcomes among these women. In this study, participants are screened to determine whether they are HPA-1a negative, positive for HLA-DRB3*01:01 and for the absence of HPA-1a alloantibodies. Subject to the results of the initial screenings, a final screening may be conducted to detect whether the fetus is HPA-1a positive. The FNAIT natural history study is expected to screen up to 30,000 pregnant women of different racial and ethnic characteristics in North America and Europe. In addition, the Company is a sponsor of a planned Phase 2 FNAIT clinical trial that will include collection of certain natural history data.

Pursuant to the Collaboration Agreement, the Company received an upfront payment of $0.5 million from J&J for the information dissemination and data provision services under the agreement. In addition, the Company is eligible for payments upon the achievement of certain enrollment-related events, totaling up to $0.7 million. The Company is also eligible to receive additional payments upon certain triggers related to the companies' FNAIT studies.

The Company evaluated the agreement and determined it was within the scope of ASC 606. The Company determined there were performance obligations as follows:

(1) Data collection & submission revenue – derived from Rallybio’s ongoing management of the studies including the maintenance of a minimum site footprint, the license to utilize, and timely, semi-annual submission of the anonymized data, in the required formats.

(2) Dissemination of J&J materials & participant revenue – derived from Rallybio’s dissemination of content, information or materials related to the J&J-Sponsored Studies that are developed by J&J and are provided by Rallybio for the purpose of disseminating such content, information, or materials to staff at Rallybio study sites to provide to potential eligible participants regarding J&J’s independent study.

In April 2024, the Company also entered into a Securities Purchase Agreement with JJDC. Under the terms of the Securities Purchase Agreement, JJDC made an equity investment purchasing 3,636,363 shares of common stock with a par value of $0.0001 per share for a share purchase price of $1.82 per share which includes a 10% premium for an aggregate purchase price of $6.6 million. The Securities Purchase Agreement contains provisions related to the registration of the shares and the restriction on the sale or transfer of the shares for a period of time. The Company determined the Collaboration Agreement and Securities Purchase Agreement represented combined agreements. In accordance with ASC 606 and ASC Topic 820, Fair Value Measurement (“ASC 820”), total consideration of $1.2 million for the shares of common stock from the Securities Purchase Agreement, which represents the premium of $0.7 million and discount for lack of marketability of $0.5 million, has been allocated to revenue and will be recognized over the two year expected performance period.

The Company valued the common stock issued to JJDC, in connection with the Securities Purchase Agreement at fair value. The resulting fair value of $5.4 million was determined by applying the discount due to lack of marketability during the registration and lock-up period to the public trading price of the common stock, which is a Level 1 input, on the date of sale. The Company determined the value of the lack of marketability during the registration and lock-up period by utilizing put option models, which are considered Level 3 inputs. Such option models included the Company’s historical volatility of 113.2% and the risk-free rate of 5.28% based on U.S. Treasury bond rates, as key inputs.

The Company recognized $0.3 million in revenue during the three and six months ended June 30, 2024, related to data collection and data submission with the identified performance obligations, and the premium and discount allocated to revenue from the sale of the common stock to JJDC. The remaining revenue is included in deferred revenue as of June 30, 2024, and will be recognized as the performance obligations are satisfied.

The Company determined that the Collaboration Agreement is not in the scope of ASC 808,Collaborative Arrangements.

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

Our Business
We are a clinical-stage biotechnology company comprised of experienced biopharma industry leaders with extensive research, development, and rare disease expertise with a mission to develop and commercialize life-transforming therapies for patients with severe and rare diseases. Since our launch in January 2018, we have built a broad pipeline of promising product candidates aimed at addressing diseases with unmet medical need in the areas of maternal fetal health, complement dysregulation, hematology, and metabolic disorders. Our two most advanced programs are in clinical development: RLYB212, an anti-HPA-1a antibody for the prevention of fetal and neonatal alloimmune thrombocytopenia ("FNAIT") and RLYB116, an inhibitor of complement component 5 (“C5"), with the potential to treat several diseases of complement dysregulation. Both programs have completed Phase 1 clinical studies, and we currently plan to initiate a Phase 2 clinical trial of RLYB212 in the fourth quarter of 2024.

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

Both the U.S. Food and Drug Administration (the "FDA") and European Medicines Agency (the "EMA") have designated RLYB212 as an orphan drug. Orphan drug designations offer certain incentives including tax credits, marketing exclusivity upon any approval, fee waivers, and the ability to interact with both agencies to receive specialized regulatory advice and assistance. We engaged with the EMA in such a process in advance of our planned Phase 2 clinical trial. We received feedback from the EMA and are now moving forward with our Clinical Trial Application ("CTA") to support conduct of the Phase 2 trial in Europe.

Based on the data from the clinical and preclinical programs and following planned discussions with regulatory authorities, we expect to initiate a Phase 2 dose confirmation trial for RLYB212 in the fourth quarter of 2024. This trial is designed to confirm the RLYB212 dose regimen in pregnant women at higher risk of alloimmunization and FNAIT. Following completion of the Phase 2 dose confirmation trial and consultation with regulatory authorities, we expect to initiate a Phase 3 registrational trial.

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

Screening in the Company's FNAIT natural history study is ongoing, with more than 12,000 pregnant women screened as of August 1, 2024. In connection with the initiation of the Phase 2 trial, we will begin to transition European sites from the natural history study to the Phase 2 trial, where sites will continue to collect natural history data in women who do not receive RLYB212. As a result, we expect to see a temporary reduction in screening rates at these sites during such transition. The North American natural history study sites will continue screening activities as currently planned. The totality of natural history data from both studies is designed to provide a contemporary dataset for HPA-1a alloimmunization frequency in a racially and ethnically diverse population that can serve as a control arm for the planned Phase 3 trial.

In April 2024, we entered into a collaboration agreement (the “Collaboration Agreement”) with Johnson & Johnson, through its wholly-owned subsidiary, Momenta Pharmaceuticals, Inc. (“J&J”), pursuant to which we and J&J will support the development of complementary therapeutic approaches aimed at reducing the risk of FNAIT. Under the Collaboration Agreement, we will share certain aggregated, anonymized data with J&J, collected from the FNAIT natural history study and our planned RLYB212 Phase 2 clinical trial that will be restricted to collection of certain natural history data in support of the natural history study. We also agreed to disseminate information to our FNAIT study sites related to J&J’s and its affiliates’ research and development of complementary therapeutic approaches aimed at reducing the risk of FNAIT. Pursuant to the agreement, we received an upfront payment of $0.5 million from J&J. In addition, we are eligible for payments upon the achievement of certain enrollment-related events, totaling up to $0.7 million. We are also eligible to receive additional payments upon certain triggers related to the companies' FNAIT studies. In addition, we received an equity investment of $6.6 million from Johnson & Johnson Innovation – JJDC, Inc. ("JJDC"). See "Liquidity and Capital Resources - Sources of Liquidity" below. In connection with the registration requirements and the restrictions on the sale or transfer of the common stock sold, we expect to recognize up to an additional $1.2 million of revenue.

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

Based on the data generated in the MAD portion of the study, we initiated additional manufacturing activities and biomarker analyses. The manufacturing work on RLYB116 is on track to be completed in the third quarter of 2024. Drug substance characterization data indicates that Rallybio's efforts to enhance the manufacturing process have been successful. In addition, we have conducted additional complement biomarker analyses that when taken together with the MAD data lead us to believe that there is an opportunity to pursue indications beyond gMG including PNH and APS at doses tested in the Phase 1 MAD study. We plan to provide an update on future plans for RLYB116 later this year.

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

Hematological Disorders
In May 2022, we obtained worldwide exclusive rights to RLYB331, a preclinical, monoclonal antibody that is designed to inhibit Matriptase-2 ("MTP-2"). The inhibition of MTP-2 significantly increases levels of hepcidin, decreases iron load and treats ineffective erythropoiesis. In the first quarter of 2024, we completed nonclinical studies that demonstrated favorable tolerability, dose-dependent PK and sustained PD effects with RLYB332, a long-acting version of the RLYB331 anti-Matriptase-2 antibody. These findings support the continued development of RLYB332 as a potentially best-in-class therapeutic for treating diseases of iron overload. We anticipate presentation of this data in the fourth quarter of 2024. We continue to evaluate non-dilutive options to further advance this program, including potential partnerships.

Metabolic Disorders
In collaboration with Exscientia Limited ("Exscientia"), we continue to work toward the selection of a small molecule development candidate to advance into the clinic targeting Ectonucleotide Pyrophosphatase/ Phosphodiesterase 1 ("ENPP1") for the treatment of patients with hypophosphatasia ("HPP"). Proof of mechanism studies are in progress with a leading global HPP expert. We expect to achieve development candidate nomination of a small molecule inhibitor of ENPP1 for the treatment of patients with HPP in the fourth quarter of 2024. In addition, data from an early lead compound in a nonclinical model of HPP will be presented at the American Society for Bone and Mineral Research ("ASBMR") meeting which is being held from September 27 – 30, 2024 in Toronto, ON, Canada.

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
In April 2024, we entered into a Securities Purchase Agreement with JJDC pursuant to which we sold to JJDC, in an unregistered offering, 3,636,363 shares of our common stock at a price of $1.82 per share, which represents a 10% premium on the Company’s closing stock price on April 9, 2024, for aggregate gross proceeds of approximately $6.6 million, before deducting offering expenses. We agreed, among other things, to file with the Securities and Exchange Commission (the "SEC") a registration statement covering the resale of the shares (the "Resale Registration Statement") within 120 days following the closing of the offering. We filed the Resale Registration Statement on May 10, 2024.
As of June 30, 2024, we had cash, cash equivalents and marketable securities of $88.6 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the middle of 2026. This estimate and our expectation to advance the preclinical and clinical development of RLYB212, RLYB116, and any other product candidates are based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, or our clinical trials may be more expensive, time consuming or difficult to design or implement than we currently anticipate. See “—Liquidity and Capital Resources.”
We have incurred significant operating losses since inception, including net losses of $16.2 million and $35.3 million for the three and six months ended June 30, 2024, respectively, and $18.6 million and $35.9 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $270.5 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We have not commercialized any products and have never generated revenue from the commercialization of any product. We expect to incur significant additional operating losses in the foreseeable future as we advance our programs through preclinical and clinical development, expand our research and development activities, acquire and develop new product candidates, complete preclinical studies and clinical trials, finance our business development strategy, seek regulatory approval for the commercialization of our product candidates and commercialize our products, if approved. Our expenses will increase substantially over time if and as we:
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
Components of Results of Operations
Revenue
We do not have any product candidates approved for sale and have not generated any revenue from product sales. Our collaboration and license revenue to date is related to data collection and data submission performance obligations pursuant to the two-year Collaboration Agreement with J&J to facilitate the advancement of research into products to address unmet needs relating to FNAIT. Pursuant to the Collaboration Agreement, we received an upfront payment of $0.5 million from J&J for the information dissemination and data provision services under the agreement. In addition, we are eligible for payments upon the achievement of certain enrollment-related events, totaling up to $0.7 million. We are also eligible to receive additional payments upon certain triggers related to the companies' FNAIT studies.

We evaluated the agreement and determined it was within the scope of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). We determined there were performance obligations as follows:

(1) Data collection & submission revenue – derived from Rallybio’s ongoing management of the studies including the maintenance of a minimum site footprint, the license to utilize, and timely, semi-annual submission of the anonymized data, in the required formats.

(2) Dissemination of J&J materials & participant revenue – derived from Rallybio’s dissemination of content, information or materials related to the J&J-Sponsored Studies that are developed by J&J and are provided by Rallybio for the purpose of disseminating such content, information, or materials to staff at Rallybio study sites to provide to potential eligible participants regarding J&J’s independent study.

In April 2024, we also entered into a Securities Purchase Agreement with JJDC. Under the terms of the Securities Purchase Agreement, JJDC made an equity investment purchasing 3,636,363 shares of common stock with a par value of $0.0001 per share for a share purchase price of $1.82 per share which includes a 10% premium for an aggregate purchase price of $6.6 million. The Securities Purchase Agreement contains provisions related to the registration of the shares and the restriction on the sale or transfer of the shares for a period of time. We determined the Collaboration Agreement and Securities Purchase Agreement represented combined agreements. In accordance with ASC 606 and ASC Topic 820, Fair Value Measurement (“ASC 820”), total consideration of $1.2 million for the shares of common stock from the Securities Purchase Agreement, which represents the premium of $0.7 million and discount for lack of marketability of $0.5 million, has been allocated to revenue and will be recognized over the two year expected performance period.
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
The successful development of our product candidates is highly uncertain. We plan to continue investing in our research and development activities for the foreseeable future as we continue the development of our product candidates and the related manufacturing processes and conduct discovery and research activities for our clinical programs. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future clinical trials, regulatory developments, our ongoing assessments as to each product candidate’s commercial potential and the availability of capital. We will need to raise substantial additional capital in the future. Our clinical development costs are expected to increase significantly as our programs advance to later stages of development. We anticipate that our expenses may fluctuate from quarter to quarter, particularly due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:
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
Comparison of the Three Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations:

	FOR THE THREE MONTHS ENDED JUNE 30,
(in thousands)	2024	2023	CHANGE
Revenue:
Collaboration and license revenue	$299	$—	$299
Total revenue	299	—	299
Operating expenses:
Research and development	12,946	13,130	(184)
General and administrative	4,388	6,953	(2,565)
Total operating expenses	17,334	20,083	(2,749)
Loss from operations	(17,035)	(20,083)	3,048
Total other income, net	1,286	1,670	(384)
Loss before equity in losses of joint venture	(15,749)	(18,413)	2,664
Loss on investment in joint venture	487	217	270
Net loss	$(16,236)	$(18,630)	$2,394
Revenue
Collaboration and license revenue was $0.3 million during the three months ended June 30, 2024. There was no collaboration and license revenue during the three months ended June 30, 2023. The increase of $0.3 million in 2024 as compared to 2023 was related to our entrance into the Collaboration Agreement with J&J in the second quarter of 2024 and the recognition of revenue related to the collaboration performance obligations.
Operating Expenses
Research and Development Expenses
The following table summarizes our research and development costs for each of the periods presented:

	FOR THE THREE MONTHS ENDED JUNE 30,
	2024	2023	CHANGE
(in thousands)
Direct research and development by program
RLYB212	$6,834	$6,120	$714
RLYB116	3,140	2,508	632
Other program candidates	578	622	(44)
Other unallocated research and development costs			—
Personnel expenses (including share-based compensation)	2,154	3,704	(1,550)
Other expenses	240	176	64
Total research and development expenses	$12,946	$13,130	$(184)
Research and development expenses were $12.9 million for the three months ended June 30, 2024, compared to $13.1 million for the three months ended June 30, 2023. The decrease of $0.2 million in 2024 as compared to 2023 was primarily due to:
▪a $1.6 million decrease in payroll and personnel-related costs, primarily due to the workforce reduction, effective March 6, 2024.
This decrease was partially offset by:
▪a $0.7 million increase in costs related to the development of RLYB212, primarily related to an increase in clinical development costs, which was largely offset by a decrease in manufacturing and other research and development costs; and
▪a $0.6 million increase in costs related to the development of RLYB116, primarily related to an increase in manufacturing costs, which was largely offset by a decrease in clinical development and other research and development costs.

General and administrative expenses were $4.4 million and $7.0 million for the three months ended June 30, 2024 and 2023, respectively. The decrease of $2.6 million in 2024 as compared to 2023 was primarily due to:

▪a $1.4 million decrease in payroll and personnel-related costs, primarily related to the workforce reduction, effective March 6, 2024, in addition to lower ongoing headcount in 2024 as compared to 2023; and
▪a $1.2 million decrease in other related general and administrative expenses, including a reduction in our consulting fees, director and officer insurance premiums, professional fees and other related general and administrative expenses.
Total Other Income, Net
Total other income, net, for the three months ended June 30, 2024 was $1.3 million compared to $1.7 million for the three months ended June 30, 2023. The change was primarily related to a decrease in interest income from marketable securities.

Loss On Investment In Joint Venture
Loss on investment in joint venture for the three months ended June 30, 2024 was $0.5 million compared to $0.2 million for the three months ended June 30, 2023.

Comparison of the Six Months Ended June 30, 2024 and 2023
The following table summarizes our results of operations:

	FOR THE SIX MONTHS ENDED JUNE 30,
(in thousands)	2024	2023	CHANGE
Revenue:
Collaboration and license revenue	$299	$—	$299
Total revenue	299	—	299
Operating expenses:
Research and development	25,882	24,332	1,550
General and administrative	11,239	14,125	(2,886)
Total operating expenses	37,121	38,457	(1,336)
Loss from operations	(36,822)	(38,457)	1,635
Total other income, net	2,729	3,289	(560)
Loss before equity in losses of joint venture	(34,093)	(35,168)	1,075
Loss on investment in joint venture	1,172	780	392
Net loss	$(35,265)	$(35,948)	$683
Revenue
Collaboration and license revenue was $0.3 million during the six months ended June 30, 2024. There was no collaboration and license revenue during the six months ended June 30, 2023. The increase of $0.3 million in 2024 as compared to 2023 was related to our entrance into the Collaboration Agreement with J&J in the second quarter of 2024 and the recognition of revenue related to the collaboration performance obligations.
Operating Expenses
Research and Development Expenses
The following table summarizes our research and development costs for each of the periods presented:

	FOR THE SIX MONTHS ENDED JUNE 30,
	2024	2023	CHANGE
(in thousands)
Direct research and development by program
RLYB212	$12,479	$11,820	$659
RLYB116	4,437	3,742	695
Other program candidates	1,182	1,048	134
Other unallocated research and development costs
Personnel expenses (including share-based compensation)	7,325	7,345	(20)
Other expenses	459	377	82
Total research and development expenses	$25,882	$24,332	$1,550

Research and development expenses were $25.9 million for the six months ended June 30, 2024, compared to $24.3 million for the six months ended June 30, 2023. The increase of $1.6 million in 2024 as compared to 2023 was primarily due to:
▪a $0.7 million increase in costs related to the development of RLYB212, primarily related to an increase in clinical development costs, largely offset by a decrease in manufacturing and other research and development costs; and
▪a $0.7 million increase in costs related to the development of RLYB116, primarily related to an increase in manufacturing costs, which was largely offset by a decrease in clinical development and other research and development costs.
General and Administrative Expenses
General and administrative expenses were $11.2 million and $14.1 million for the six months ended June 30, 2024 and 2023, respectively. The decrease of $2.9 million in 2024 as compared to 2023 was primarily due to:

▪a $2.3 million decrease that included a reduction in our consulting fees, director and officer insurance premiums, professional fees and other related general and administrative expenses; and
▪a $0.6 million decrease in payroll and personnel-related costs, primarily related to the workforce reduction, effective March 6, 2024, in addition to lower ongoing headcount in 2024 as compared to 2023.
Total Other Income, Net
Total other income, net, for the six months ended June 30, 2024 was $2.7 million compared to $3.3 million for the six months ended June 30, 2023. The change was primarily related to a decrease in interest income from marketable securities.
Loss On Investment In Joint Venture
Loss on investment in joint venture for the six months ended June 30, 2024 was $1.2 million compared to $0.8 million for the six months ended June 30, 2023.
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
In August 2022, we filed a Registration Statement on Form S-3 (the “Shelf”) with the SEC in relation to the registration and potential future issuance of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $300.0 million. The Shelf was declared effective on August 15, 2022. The Company also simultaneously entered into a Sales Agreement (the "Sales Agreement") with Cowen and Company, LLC ("Cowen"). In accordance with the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time at prices through Cowen acting as our agent. Pursuant to the Sales Agreement, sales of our common stock, if any, will be made in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the "Securities Act"). Under the Sales Agreement, Cowen will be entitled to compensation equal to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. As of June 30, 2024, we had not sold any shares of common stock pursuant to the Sales Agreement.
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
In April 2024, we entered into a Securities Purchase Agreement with JJDC, pursuant to which we sold to JJDC in an unregistered offering, 3,636,363 shares of our common stock at a price of $1.82 per share, which represents a 10% premium on the Company’s closing stock price on April 9, 2024, for aggregate gross proceeds of approximately $6.6 million, before deducting offering expenses. We agreed, among other things, to file with the SEC a registration statement covering the resale of the shares within 120 days following the closing of the offering. We filed this registration statement on May 10, 2024.
As of June 30, 2024, we had $88.6 million of cash, cash equivalents and marketable securities.
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
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	FOR THE SIX MONTHS ENDED JUNE 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(25,875)	$(32,149)
Net cash provided by investing activities	12,860	7,679
Net cash provided by financing activities	5,192	71
Net decrease in cash and cash equivalents	$(7,823)	$(24,399)
Operating Activities
During the six months ended June 30, 2024, net cash used in operating activities was $25.9 million as compared to $32.1 million for the six months ended June 30, 2023. The decrease in net cash used in operating activities for the six months ended June 30, 2024 was primarily related to changes in working capital.

Investing Activities
Net cash provided by investing activities was $12.9 million for the six months ended June 30, 2024 as compared to $7.7 million of net cash provided by investing activities for the six months ended June 30, 2023. The increase of $5.2 million in net cash provided by investing activities was primarily related to proceeds of $44.3 million from maturities of highly-rated debt securities, partially offset by purchases of highly-rated debt securities of $29.9 million during the six months ended June 30, 2024, as compared to proceeds from maturities of highly-rated debt securities of $70.0 million, partially offset by purchases of highly-rated debt securities of $61.6 million during the six months ended June 30, 2023.
Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2024 was $5.2 million, representing proceeds from the issuance of common stock pursuant to the Securities Purchase Agreement with JJDC, after deducting offering costs and accounting for the total consideration allocation related to the Collaboration Agreement of $1.2 million. Net cash provided by financing activities during the six months ended June 30, 2023 was $0.1 million, representing proceeds from the issuance of common stock under the Rallybio Corporation 2021 Employee Stock Purchase Plan, partially offset by offering cost payments made related to our November 2022 follow-on offering.
Contractual Obligations
There have been no other material changes in our contractual obligations and commitments during the six months ended June 30, 2024 from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.
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
For a complete discussion of our significant accounting policies and recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and Note 2 to our Annual Report. We believe that the following accounting policy is the most critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements.
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
Off-Balance Sheet Arrangements
As of June 30, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are not required to provide the information under this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We are a clinical-stage biotechnology company with a limited operating history. As a result, we are not profitable and we have incurred significant operating losses since inception, including net losses of $16.2 million and $35.3 million for the three and six months ended June 30, 2024, respectively, and $18.6 million and $35.9 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $270.5 million. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to gain regulatory approval and become commercially viable. Since inception, we have devoted substantially all of our resources to raising capital, organizing and staffing the Company, business planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing our product candidates and preparing for and conducting clinical trials and establishing arrangements with third parties for the manufacture of our product candidates and component materials, including activities relating to our preclinical development and manufacturing activities for each of our programs and our Phase 1 clinical studies for RLYB212 and RLYB116, and planned Phase 2 clinical trial for RLYB212. We do not have any product candidates approved for sale and have not generated any revenue from product sales.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of June 30, 2024, will be sufficient to fund our operating expenses and capital expenditure requirements into the middle of 2026. This estimate and our expectation to advance the preclinical and clinical development of RLYB212, RLYB116, and any other product candidates are based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, or our clinical trials may be more expensive, time consuming or difficult to design or implement than we currently anticipate. Changing circumstances, including any unanticipated expenses, could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because of the numerous risks and uncertainties, the length of time and scope of activities associated with development of RLYB212, RLYB116 or any product candidate we may develop is highly uncertain, we are unable to estimate the actual amount of funds we will require for development, approval and any approved marketing and commercialization activities. Our future capital requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

▪regulatory grants of authorization to proceed under investigational new drug applications or CTAs such that we can commence planned or future clinical trials of our product candidates;

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
Our product candidates target rare diseases and conditions. We are developing RLYB212 for the potential prevention of FNAIT, and we estimate that each year greater than 30,000 pregnancies are at high risk for FNAIT in the United States, Canada, the United Kingdom ("UK"), other major European countries and Australia, based on the presence of HLA DRB3*01:01 positive and HPA-1a negative antibody in mothers and HPA-1a positive in the fetus. With respect to RLYB116, we estimate that there are approximately 4,700 patients with PNH and up to 60,000 patients with gMG in the United States. Our projections of the number of eligible patients are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, population statistics and market research, and may prove to be incorrect. Further, new sources may reveal a change in the estimated number of eligible patients, and the number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our current programs or future product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to. For example, even if we obtain FDA approval for RLYB212 or RLYB116, the drug may be approved for a target population that is more limited than what we currently anticipate. Furthermore, even if we obtain significant market share for any product candidate, if approved, the potential target populations for our product candidates are for rare diseases, and we may never achieve profitability.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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
The Biologics Price Competition and Innovation Act of 2009 (the "BPCIA") was enacted as part of the Patient Protection and Affordable Care Act (the "ACA") to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, a reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still develop and receive approval of a competing biologic, so long as their BLA does not rely on the reference product, sponsor’s data or submit the application as a biosimilar application. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty, and any new policies or processes adopted by the FDA could have a material adverse effect on the future commercial prospects for our biological products.

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

We may face significant competition in identifying and acquiring businesses or assets, in-licensing intellectual property rights and seeking appropriate collaboration partners for our product candidates, and the negotiation process may be time-consuming and complex. In order for us to successfully partner our product candidates, potential collaborators must view these product candidates as economically valuable in markets they determine to be attractive in light of the terms that we are seeking and other products or product candidates available for licensing from or in connection with collaborations with other companies. Our success in acquiring business or assets or in partnering with collaborators may depend on our history or perceived capability of successful product development. Even if we are successful in our efforts to acquire businesses or assets, in-license intellectual property rights or establish collaborations, we may not be successful in developing such product candidates or technologies or able to maintain such collaborations if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing.

Our reliance on a central team consisting of a limited number of employees and third parties who provide various administrative, research and development, and other services across our organization presents operational challenges that may adversely affect our business.
As of June 30, 2024, we had 25 full-time employees, upon whom we rely for various administrative, research and development, business development and other support services shared among our subsidiaries and the Exscientia joint venture. The size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support the operations of all of our subsidiaries and the Exscientia joint venture, including their research and development activities, the management of financial, accounting, and reporting matters, and the oversight of our third-party vendors and partners. If our centralized team or our third-party vendors and partners performing such functions fail to provide adequate administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.

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

If our relationship with any CRO terminates, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms. Switching or adding additional CROs involves substantial cost and requires management’s time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have an adverse impact on our business, financial condition, and prospects.

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

Beyond the ACA, there have been ongoing healthcare reform efforts. Drug pricing and payment reform was a focus of the Trump Administration and has been a focus of the Biden Administration. For example, federal legislation enacted in 2021 eliminates a statutory cap on Medicaid drug rebate program rebates effective January 1, 2024. As another example, the Inflation Reduction Act (“IRA”) of 2022 includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D, with varying implementation dates. These changes include caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the ACA Medicare Part D coverage gap discount program) and a drug price negotiation program for certain high spend Medicare Part B and Part D drugs (with the first list of drugs announced in 2023). Subsequent to the enactment of the IRA, in 2022, the Biden administration released an executive order directing the U.S. Department of Health and Human Services to report on how the Center for Medicare and Medicaid Innovation (“CMMI”) could be leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. The report was issued in 2023 and proposed various models that CMMI is currently developing which seek to lower the cost of drugs, promote accessibility, and improve quality of care. One model would adjust Part B payments for drugs approved by FDA under the accelerated approval pathway to encourage timely confirmatory trial completion.

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
We are party to license agreements that impose, and we may enter into additional licensing and funding arrangements with third parties that may impose, among other things, diligence, development, and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. Under our existing licensing agreements, we are obligated to pay milestones and royalties on net product sales of product candidates or related technologies to the extent they are covered by the agreements. If we fail to comply with such obligations under current or future license and funding agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market, or may be forced to cease developing, manufacturing or marketing, any product that is covered by these agreements or may face other penalties under such agreements, or our counterparties may require us to grant them certain rights. Such an occurrence could materially adversely affect the value of any product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements, or restrictions on our ability to freely assign or sublicense our rights under such agreements when it is in the interest of our business to do so, may result in our having to negotiate new or reinstated agreements with less favorable terms, cause us to lose our rights under these agreements, including our rights to important intellectual property or technology, which would have a material adverse effect on our business, financial condition, results of operations, and prospects, or impede, delay or prohibit the further development or commercialization of, one or more product candidates that rely on such agreements.
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

If we fail in prosecuting or defending any such claims, we may be required to pay monetary damages, and we may also lose valuable intellectual property rights or personnel, which could have a material adverse effect on our competitive position and prospects. Such intellectual property rights could be awarded to a third-party, and we could be required to obtain a license from such third-party to commercialize our technology or products, which license may not be available on commercially reasonable terms, or at all, or such license may be non-

exclusive. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to our management and employees.

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
Despite the implementation of security measures, our computer systems, as well as those of our CROs and other contractors and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural and manmade disasters (including hurricanes), terrorism, war, and telecommunication and electrical failures. While we do not believe that we have experienced any system failure or accident to date, if such an event were to occur and cause interruptions in our or their operations, it could result in delays and/or material disruptions of our research and development programs. For example, the loss of preclinical or clinical trial data from completed, ongoing, or planned trials, or the loss of other proprietary data, could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We are aware that a third party accessed the computer systems of one of our contractors and while we believe that such access did not result in loss of our proprietary data or disrupt our operations, we or our contractors may be subject to attacks in the future that could harm our business. Likewise, we currently rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability, and the development of our product candidates could be delayed.

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
Shares of our common stock were offered in our IPO in July 2021 at a price of $13.00 per share and between the date of our IPO and August 5, 2024, the closing price per share of our common stock has ranged from as low as $1.18 to as high as $23.40. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

▪effects of public health crises, pandemics and epidemics;

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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of August 5, 2024, we have 41,487,586 shares of common stock outstanding. All of these shares may be resold in the public market immediately, unless held by our affiliates who are subject to volume limitations under Rule 144. As of August 5, 2024, we also have pre-funded warrants to purchase up to an aggregate of 3,333,388 shares of common stock outstanding. We may not effect the exercise of any pre-funded warrant, and a holder will not be entitled to exercise any portion of any pre-funded warrant if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election upon 61 days’ notice to us subject to the terms of such pre-funded warrants, provided that such percentage may in no event exceed 19.99%.

Moreover, as of June 30, 2024, certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. On May 9, 2023, we registered an aggregate of 12,351,600 shares of common stock held by holders with registration rights, for resale, pursuant to a registration statement on Form S-3. In addition, we have entered into the Sales Agreement with Cowen to offer and sell shares of our common stock having an aggregate offering price of up to $100,000,000, from time to time, through an at-the-market offering program. We also registered an aggregate of 11,821,245 shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Insiders have substantial influence over us, which could limit your ability to affect the outcome of key transactions, including a change of control.
Our directors and executive officers and their affiliates beneficially own shares representing approximately 34% of our outstanding common stock as of August 5, 2024. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)
Except as disclosed in our previously filed current reports on Form 8-K, the Company has not issued equity securities of the Company on an unregistered basis during the quarter ended June 30, 2024.

(b)
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

Item 5. Other Information
Director and Officer Trading Arrangements
During our quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act, as amended) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description
4.1*	Registration Rights Agreement, dated April 10, 2024, by and between Rallybio Corporation and Johnson & Johnson Innovation - JJDC, Inc.
10.1*	Securities Purchase Agreement, dated April 10, 2024, by and between Rallybio Corporation and Johnson & Johnson Innovation - JJDC, Inc.
10.2*+	FNAIT Collaboration Agreement, dated April 9, 2024, by and between Momenta Pharmaceuticals, Inc. and Rallybio IPA, LLC
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

RALLYBIO CORPORATION

Date: August 8, 2024	By:	/s/ Stephen Uden
Stephen Uden, M.D.
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Jonathan I. Lieber
Jonathan I. Lieber
Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)