Form 10-Q
period 2024-09-30
Rallybio Corp
filed 2024-11-07
CIK 1739410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of November 4, 2024, the registrant had 41,487,586 shares of common stock, $0.0001 par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:

•the initiation, timing, progress, results, and cost of our research and development programs, and our current and future preclinical and clinical studies, including statements regarding the timing of initiation and completion of our clinical trials for RLYB212, RLYB116, and the natural history study for our fetal and neonatal alloimmune thrombocytopenia prevention program, and related preparatory work, and the period during which the results of the trials will become available;

•the success, cost and timing of the clinical development of our product candidates, including RLYB212 and RLYB116;

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

•enhancements to the manufacturing process for RLYB116;

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
RALLYBIO CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share amounts)	SEPTEMBER 30, 2024	DECEMBER 31, 2023
Assets
Current assets:
Cash and cash equivalents	$25,320	$24,494
Marketable securities	49,819	85,435
Prepaid expenses and other current assets	3,091	4,860
Total current assets	78,230	114,789
Property and equipment, net	145	246
Operating lease right-of-use assets	201	346
Investment in joint venture	431	239
Total assets	$79,007	$115,620
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$583	$976
Accrued expenses	6,279	8,068
Operating lease liabilities	230	219
Deferred revenue	1,097	—
Total current liabilities	8,189	9,263
Operating lease liabilities, noncurrent	—	173
Total liabilities	8,189	9,436
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock, $0.0001 par value per share; 200,000,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively; and 41,487,586 and 37,829,565 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	4	4
Preferred stock, $0.0001 par value per share; 50,000,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively; no shares issued or outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	352,621	341,410
Accumulated other comprehensive loss	169	15
Accumulated deficit	(281,976)	(235,245)
Total stockholders' equity	70,818	106,184
Total liabilities and stockholders' equity	$79,007	$115,620
See accompanying notes of the condensed consolidated financial statements

RALLYBIO CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Revenue:
Collaboration and license revenue	$299	$—	$598	$—
Total revenue	299	—	598	—
Operating expenses:
Research and development	8,240	13,288	34,122	37,620
General and administrative	4,125	6,075	15,364	20,200
Total operating expenses	12,365	19,363	49,486	57,820
Loss from operations	(12,066)	(19,363)	(48,888)	(57,820)
Other income:
Interest income	986	1,545	3,405	4,699
Other income	251	92	561	227
Total other income, net	1,237	1,637	3,966	4,926
Loss before equity in losses of joint venture	(10,829)	(17,726)	(44,922)	(52,894)
Loss on investment in joint venture	637	648	1,809	1,428
Net loss	$(11,466)	$(18,374)	$(46,731)	$(54,322)

Net loss per common share, basic and diluted	$(0.26)	$(0.45)	$(1.08)	$(1.35)
Weighted-average common shares outstanding, basic and diluted	44,593,221	40,531,497	43,170,177	40,382,625

Other comprehensive loss:
Net unrealized gain (loss) on marketable securities	240	64	154	6
Other comprehensive gain (loss)	240	64	154	6
Comprehensive loss	$(11,226)	$(18,310)	$(46,577)	$(54,316)
See accompanying notes of the condensed consolidated financial statements

RALLYBIO CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023	COMMON		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)	STOCKHOLDERS' EQUITY
(in thousands, except share amounts)	SHARES	AMOUNT
June 30, 2023	37,790,856	$4	$336,154	$(196,629)	$(272)	$139,257
Share-based compensation expense	—	—	2,634	—	—	2,634
Issuance of common stock under the stock award plan	10,000	—	—	—	—	—
Net loss	—	—	—	(18,374)	—	(18,374)
Other comprehensive gain	—	—	—	—	64	64
Balance, September 30, 2023	37,800,856	$4	$338,788	$(215,003)	$(208)	$123,581

June 30, 2024	41,487,586	$4	$350,594	$(270,510)	$(71)	$80,017
Share-based compensation expense	—	—	2,027	—	—	2,027
Net loss	—	—	—	(11,466)	—	(11,466)
Other comprehensive gain	—	—	—	—	240	240
Balance, September 30, 2024	41,487,586	$4	$352,621	$(281,976)	$169	$70,818

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023	COMMON		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)	STOCKHOLDERS' EQUITY
(in thousands, except share amounts)	SHARES	AMOUNT
December 31, 2022	37,837,369	$4	$330,208	$(160,681)	$(214)	$169,317
Share-based compensation expense	—	—	8,371	—	—	8,371
Issuance of common stock under the stock award plan	11,219	—	—	—	—	—
Issuance of common stock under the stock purchase plan	43,423	—	209	—	—	209
Forfeiture of restricted common stock	(91,155)	—	—	—	—	—
Net loss	—	—	—	(54,322)	—	(54,322)
Other comprehensive gain	—	—	—	—	6	6
Balance, September 30, 2023	37,800,856	$4	$338,788	$(215,003)	$(208)	$123,581

December 31, 2023	37,829,565	$4	$341,410	$(235,245)	$15	$106,184
Share-based compensation expense	—	—	6,030	—	—	6,030
Issuance of common stock upon completion of a securities purchase agreement, net of offering costs of $268	3,636,363	—	5,137	—	—	5,137
Issuance of common stock under the stock award plan	1,925	—	—	—	—	—
Issuance of common stock under the stock purchase plan	38,289	—	44	—	—	44
Forfeiture of restricted common stock	(18,556)	—	—	—	—	—
Net loss	—	—	—	(46,731)	—	(46,731)
Other comprehensive gain	—	—	—	—	154	154
Balance, September 30, 2024	41,487,586	$4	$352,621	$(281,976)	$169	$70,818
See accompanying notes of the condensed consolidated financial statements

RALLYBIO CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2024	2023
Cash Flows Used in Operating Activities:
Net loss	$(46,731)	$(54,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	101	114
Net accretion of discounts/premiums on debt securities	(1,296)	(2,432)
Stock-based compensation	6,030	8,371
Loss on investment in joint venture	1,809	1,428
Changes in operating assets and liabilities:
Prepaid expenses, right-of-use assets and other assets	1,914	(400)
Accounts payable	(393)	(623)
Accrued expenses and operating lease liabilities	(1,951)	(756)
Deferred revenue	1,097	—
Net cash used in operating activities	(39,420)	(48,620)
Cash Flows Provided By (Used In) Investing Activities:
Purchases of marketable securities	(31,609)	(95,675)
Proceeds from maturities of marketable securities	68,674	107,924
Investment in joint venture	(2,000)	(1,500)
Net cash provided by investing activities	35,065	10,749
Cash Flows Provided By (Used In) Financing Activities:
Proceeds from the issuance of common stock from a securities purchase agreement	5,405	—
Proceeds from the issuance of common stock under the stock purchase plan	44	209
Payments of offering costs	(268)	(138)
Net cash provided by financing activities	5,181	71
Net increase (decrease) in cash and cash equivalents	826	(37,800)
Cash and cash equivalents — beginning of period	24,494	56,958
Cash and cash equivalents — end of period	$25,320	$19,158
Supplemental Disclosures of Noncash Investing Activities:
Property and equipment in accounts payable and accrued expenses	$—	$12
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
The Company had cash, cash equivalents and marketable securities of $75.1 million as of September 30, 2024. The Company currently expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date these unaudited condensed consolidated financial statements are issued. However, the Company does not anticipate that its current cash, cash equivalents and marketable securities as of September 30, 2024 will be sufficient to fund any of its product candidates through regulatory approval, and it will need to raise substantial additional capital to complete the development and commercialization of its product candidates, if approved. We may satisfy our future cash needs through the sale of equity securities, debt financings, corporate collaborations or license agreements, working capital lines of credit, grant funding, interest income earned on invested cash balances or a combination of one or more of these sources.
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
These accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 (our "Annual Report"). Our significant accounting policies are described in Note 2 of the Notes to the consolidated financial statements included in our Annual Report. There have been no new accounting policies, including the adoption of new accounting standards during the three and nine months ended September 30, 2024, unless otherwise noted below, which could be expected to materially impact the Company's unaudited condensed consolidated financial statements.
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
3. MARKETABLE SECURITIES

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of our marketable securities by type of security as of September 30, 2024 and December 31, 2023 was as follows:

		SEPTEMBER 30, 2024
(in thousands)	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	Level 1	$18,879	$—	$—	$18,879
U.S. treasury securities	Level 1	29,696	104	—	29,800
U.S. government agency securities	Level 2	19,954	66	(1)	20,019
		$68,529	$170	$(1)	$68,698

		DECEMBER 31, 2023
(in thousands)	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	Level 1	$14,538	$—	$—	$14,538
U.S. treasury securities	Level 1	35,976	48	(6)	36,018
U.S. government agency securities	Level 2	51,434	31	(58)	51,407
		$101,948	$79	$(64)	$101,963
The fair values of marketable securities by classification in the condensed consolidated balance sheets was as follows as of September 30, 2024 and December 31, 2023:

(in thousands)	SEPTEMBER 30, 2024	DECEMBER 31, 2023
Cash and cash equivalents	$18,879	$16,528
Marketable securities	49,819	85,435
	$68,698	$101,963
The fair values of available-for-sale debt securities as of September 30, 2024 and December 31, 2023, by contractual maturity, are summarized as follows:

(in thousands)	SEPTEMBER 30, 2024	DECEMBER 31, 2023
Due in one year or less	$62,297	$98,110
Due after one year through two years	6,401	3,853
	$68,698	$101,963
The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of September 30, 2024 and December 31, 2023 was $2.0 million and $40.0 million, respectively. As of September 30, 2024, we did not have any investments in a continuous unrealized loss position for more than twelve months. As of September 30, 2024, we believe that the cost basis of our available-for-sale debt securities is recoverable. No allowance for credit losses was recorded as of September 30, 2024 and December 31, 2023.

4. BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets —
Prepaid expenses and other current assets consisted of the following as of September 30, 2024 and December 31, 2023:

(in thousands)	SEPTEMBER 30, 2024	DECEMBER 31, 2023
Research and development	$446	$2,067
Insurance	608	446
Other prepaids	286	293
Other current assets	1,751	2,054
	$3,091	$4,860
Accrued Expenses—
Accrued expenses consisted of the following as of September 30, 2024 and December 31, 2023:

(in thousands)	SEPTEMBER 30, 2024	DECEMBER 31, 2023
Research and development	$3,218	$4,123
Compensation and related expenses	2,420	3,166
Professional fees	430	332
Other accrued expenses	211	447
	$6,279	$8,068
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

The Company had 200,000,000 shares of common stock authorized as of September 30, 2024 and December 31, 2023, of which 41,487,586 and 37,829,565 shares were issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.
Preferred Stock
The Company had 50,000,000 shares of preferred stock authorized as of September 30, 2024 and December 31, 2023, of which no shares were outstanding as of September 30, 2024 and December 31, 2023.
Pre-Funded Warrants
In connection with a follow-on offering in November 2022, the Company entered into an agreement with certain investors for pre-funded warrants in lieu of common stock to purchase up to an aggregate of 3,333,388 shares of common stock at a price of $5.9999, which represents the per share public offering price of the November 2022 follow-on offering for common stock less a $0.0001 per share exercise price for each pre-funded warrant.
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

The Company's pre-funded warrant is a freestanding instrument that does not meet the definition of a liability pursuant to ASC 480, Distinguishing Liabilities from Equity, and does not meet the definition of a derivative pursuant to ASC 815, Derivatives and Hedging. The pre-funded warrant is indexed to the Company’s common stock and meets all other conditions for equity classification under ASC 480 and ASC 815. Accordingly, the pre-funded warrant was classified as equity and accounted for as a component of additional paid-in capital at the time of issuance. All of the pre-funded warrants related to our November 2022 follow-on offering remain outstanding and unexercised as of September 30, 2024.
Share-based Compensation
Share-based compensation expense is comprised of the Company's stock options, restricted stock awards, restricted stock units and shares issued pursuant to the employee stock purchase plan, and is classified in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023 as follows:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2024	2023	2024	2023
Research and development	$863	$1,182	$2,404	$3,425
General and administrative	1,164	1,452	3,626	4,946
	$2,027	$2,634	$6,030	$8,371
2021 Equity Incentive Plan
In 2021, the board of directors adopted the Rallybio Corporation 2021 Equity Incentive Plan (the "2021 Plan"). The 2021 Plan initially reserved 5,440,344 shares of the Company's common stock that have been issued in respect of outstanding equity awards granted prior to the Company’s initial public offering ("IPO"), and for future issuances of shares to employees, directors and consultants in the form of stock options, SARs, restricted and unrestricted stock and stock units, performance awards and other awards that are convertible into or otherwise based on the Company's common stock. Dividend equivalents may also be provided in connection with awards under the 2021 Plan. The share pool will automatically increase on January 1st of each year until 2031, by the lesser of (i) five percent of the number of shares of the Company's common stock outstanding as of such date and (ii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date. On January 1, 2024 and January 1, 2023, the 2021 Plan share pool was automatically increased by 1,891,478 and 1,891,868 shares, respectively. As of September 30, 2024, the total number of shares of common stock that were issuable under the 2021 Plan was 8,683,135 shares, of which 2,920,490 shares remained available for future issuance.
The following table summarizes stock option activity for the nine months ended September 30, 2024:

Stock Options	Number of Option Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	4,270,544	$9.98	8.5	$—
Granted	1,119,039	$1.89
Forfeited	(629,829)	$9.19
Expired	(25,950)	$12.32
Exercised	—	$—
Outstanding at September 30, 2024	4,733,804	$8.16	7.4	$—
Options exercisable at September 30, 2024	2,551,303	$10.10	6.4	$—
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company's common stock. Options outstanding and exercisable with an exercise price above the closing price as of September 30, 2024 are considered to have no intrinsic value. Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2024 and 2023 was $1.47 per share and $4.93 per share, respectively. As of September 30, 2024, there was unrecognized share-based compensation expense related to unvested stock options of $9.3 million which the Company expects to recognize over a weighted-average period of approximately 2.1 years.
The fair value of the stock options granted during the nine months ended September 30, 2024 and 2023 was determined using the Black-Scholes option pricing model with the following assumptions:

FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023
Expected volatility	89.41% - 94.48%	88.38% - 92.27%
Expected term (years)	5.50 - 6.02	5.50 - 6.08
Risk free interest rate	3.93% - 4.35%	3.58% - 4.52%
Expected dividend yield	—	—
Exercise price	$1.86 - $2.40	$5.38 - $7.83
A summary of the status of the Company's unvested restricted common stock awards at September 30, 2024 and changes during the nine months ended September 30, 2024 was as follows:

Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested restricted stock awards at December 31, 2023	354,394	$4.10
Granted	—	$—
Vested	(248,497)	$3.36
Forfeited	(18,556)	$16.03
Outstanding unvested restricted stock awards at September 30, 2024	87,341	$3.66
As of September 30, 2024, there was unrecognized share-based compensation expense related to unvested restricted stock awards of $0.3 million, which the Company expects to recognize over a weighted-average period of approximately 0.5 years.
A summary of the status of the Company's unvested restricted common stock units at September 30, 2024 and changes during the nine months ended September 30, 2024 was as follows:

Restricted Stock Units	Shares	Weighted-Average Grant Date Fair Value Per Share
Unvested restricted stock units at December 31, 2023	220,250	$8.55
Granted	911,856	$1.51
Forfeited	(101,340)	$7.60
Vested	(1,925)	$7.68
Outstanding unvested restricted stock units at September 30, 2024	1,028,841	$2.41
As of September 30, 2024, there was unrecognized share-based compensation expense related to unvested restricted stock units of $1.4 million, which the Company expects to recognize over a weighted-average period of approximately 1.7 years.
2021 Employee Stock Purchase Plan
In connection with the Company's IPO, the board of directors adopted the Rallybio Corporation 2021 Employee Stock Purchase Plan (the "2021 ESPP"), which initially reserved 291,324 shares of the Company's common stock for future issuances. The share pool will automatically increase on January 1st of each year until 2031, by the lesser of (i) one percent of the number of shares of the Company's common stock outstanding as of such date, (ii) 582,648 shares of the Company’s common stock and (iii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date. The 2021 ESPP share pool did not increase on January 1, 2024. On January 1, 2023, the 2021 ESPP share pool was automatically increased by 378,373 shares. As of September 30, 2024, the total number of shares of the Company's common stock available for future issuance under the 2021 ESPP was 834,589 shares. During the nine months ended September 30, 2024 and 2023, the Company issued 38,289 shares and 43,423 shares, respectively, under the 2021 ESPP.

The 2021 ESPP allows eligible participants to purchase shares of our common stock through authorized payroll deductions. Pursuant to the 2021 ESPP, the purchase price of the shares will be 85% of the lower of the fair market value of our common stock on the date on which the relevant option was (i) granted and (ii) deemed exercised.
For the three and nine months ended September 30, 2024, the total share-based compensation for the 2021 ESPP was $10 thousand and $64 thousand, respectively. For the three and nine months ended September 30, 2023 the total share-based compensation for the 2021 ESPP was $33 thousand and $155 thousand, respectively.
6. INVESTMENT IN JOINT VENTURE

The Company, through one of its wholly-owned subsidiaries, has a 50% interest of the joint venture entity, RE Ventures I, LLC, a limited liability company (“REV-I”). For the three months ended September 30, 2024 and 2023, the Company funded $0.5 million and $0.8 million, respectively, associated with the Company's commitment and its share of REV-I development. For the nine months ended September 30, 2024 and 2023, the Company funded $2.0 million and $1.5 million, respectively, associated with the Company's commitment and its share of REV-I development. The Company did not provide any additional financial support outside of capital contributions to REV-I during the three and nine months ended September 30, 2024 and 2023. While the Company held a 50% interest in the joint venture as of September 30, 2024, based on management’s analysis, the Company is not the primary beneficiary of REV-I and accordingly, the entity is not consolidated in the Company's condensed consolidated financial statements.
For the three and nine months ended September 30, 2024, the Company recorded its allocable share of REV-I’s losses, which totaled $0.6 million and $1.8 million, respectively. For the three and nine months ended September 30, 2023, the Company recorded its allocable share of REV-I's losses which totaled $0.6 million and $1.4 million, respectively. These losses were recorded as a loss on investment in joint venture within the condensed consolidated statements of operations and comprehensive loss. After recognition of its share of losses for the period, the carrying value and maximum exposure to risk of the REV-I investment as of September 30, 2024 and December 31, 2023 was $0.4 million and $0.2 million, respectively, which was recorded in investment in joint venture in the accompanying condensed consolidated balance sheets.
7. COMMITMENTS AND CONTINGENCIES

Purchase Commitments — The Company enters contracts in the normal course of business with contract research organizations and other third-party vendors for clinical trials and testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and are cancellable by us upon written notice. Payments that may be due upon cancellation consist of payments for services provided or expenses incurred prior to cancellation. As of September 30, 2024 and December 31, 2023 there were no amounts accrued related to termination charges.

8. NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share for the three and nine months ended September 30, 2024 and 2023 was calculated as follows:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(in thousands except share and per share amounts)	2024	2023	2024	2023
Net loss	$(11,466)	$(18,374)	$(46,731)	$(54,322)
Weighted-average number of common shares outstanding, basic and diluted	44,593,221	40,531,497	43,170,177	40,382,625
Net loss per common share, basic and diluted	$(0.26)	$(0.45)	$(1.08)	$(1.35)
Basic net loss per share of common stock is based on the weighted-average number of shares of common stock outstanding during the period. Pre-funded warrants to purchase 3,333,388 shares of common stock that were issued in connection with the November 2022 follow-on offering were included in the weighted-average number of common shares outstanding for the three and nine months ended September 30, 2024 and 2023. The weighted average number of common shares outstanding diluted for the three and nine months ended September 30, 2024 and 2023 excludes approximately 5.8 million and 5.0 million stock options and unvested restricted stock awards and units, respectively, which were not dilutive.
9. RESTRUCTURING
On February 6, 2024, the Company announced a prioritization of its portfolio and a workforce reduction to focus resources primarily on the continued development of RLYB212.

As part of this effort, the Company eliminated approximately 45% of its positions. As a result of these actions, the Company incurred charges of approximately $3.3 million of which $2.0 million was included in research and development expenses and $1.3 million was included in general and administrative expenses, with such amounts reflected in the condensed consolidated statements of operations and comprehensive loss. The charges related to the workforce reduction are cash-based expenditures related primarily to severance and benefit payments. The Company recognized all such charges during the three months ended March 31, 2024, with such amounts reflected in the condensed consolidated statements of operations and comprehensive loss. The accrued restructuring liability is included in accrued expenses on the condensed consolidated balance sheets as of September 30, 2024. Substantially all restructuring payments are expected to be completed by December 31, 2024.

The following table summarizes the restructuring accrual activity as of September 30, 2024:

(in thousands)	SEPTEMBER 30, 2024
Beginning accrued severance	$—
Severance incurred during the period	3,279
Severance paid and adjustments made during the period	2,906
$373
10. COLLABORATION AND LICENSE AGREEMENTS
In April 2024, the Company entered into a two-year collaboration agreement (the "Collaboration Agreement") with Johnson & Johnson, through its wholly-owned subsidiary, Momenta Pharmaceuticals, Inc. (“J&J”) to facilitate the advancement of research into products to address unmet needs relating to FNAIT.
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

The Company recognized $0.3 million and $0.6 million, respectively, in revenue during the three and nine months ended September 30, 2024, related to data collection and data submission with the identified performance obligations, and the premium and discount allocated to revenue from the sale of the common stock to JJDC. The remaining revenue is included in deferred revenue as of September 30, 2024, and will be recognized as the performance obligations are satisfied.

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

Maternal Fetal Blood Disorders
RLYB212 is a monoclonal anti-HPA-1a antibody for the prevention of FNAIT, a potentially life-threatening rare hematological disease that impacts fetuses and newborns. In the fourth quarter of 2024, the European Medicines Agency (the "EMA") and the United Kingdom’s Medicines and Healthcare products Regulatory Agency (the "MHRA") approved our clinical trial applications ("CTAs") for the Phase 2 clinical trial of RLYB212 and we are planning to initiate the trial in the fourth quarter of 2024.The Phase 2 trial, which will be conducted in Belgium, the Netherlands, Norway, Sweden, and the UK, is designed to assess the pharmacokinetic ("PK") and safety of RLYB212, a monoclonal anti-HPA-1a antibody, in a total of eight pregnant women at higher risk for HPA-1a alloimmunization and FNAIT. Secondary objectives include assessments of pregnancy and neonatal/infant outcomes, and the occurrence of emergent HPA-1a alloimmunization. Subcutaneous administration of RLYB212 will be initiated by Gestational Week 16 and continue every 4 weeks through parturition. Following completion of the Phase 2 dose confirmation trial and consultation with regulatory authorities, we expect to initiate a Phase 3 registrational trial. Both the U.S. Food and Drug Administration (the "FDA") and EMA have designated RLYB212 as an orphan drug. Orphan drug designation offers certain incentives including tax credits, marketing exclusivity upon any approval, fee waivers, and the ability to interact with both agencies to receive specialized regulatory advice and assistance.

We have completed two RLYB212 clinical studies: a Phase 1 first-in-human clinical study and a Phase 1b proof of concept clinical study. The Phase 1 first-in-human clinical study was a single-blind, placebo-controlled study that investigated the safety and PK of subcutaneous ("SC") administration of RLYB212 in HPA-1a negative healthy participants. The clinical study included a single dose cohort and a multiple dose cohort. In the multiple dose cohort, subjects received SC RLYB212 or placebo every 2 weeks for 12 weeks. We reported results from the multi-dose cohort in the fourth quarter of 2023. The data and our clinical pharmacology modeling predictions support a once monthly dosing regimen for the Phase 2 clinical trial.

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

Screening in the natural history study is ongoing, with more than 13,000 pregnant women screened as of November 1, 2024. In connection with the initiation of the Phase 2 trial, we have transitioned European sites from the natural history study to the Phase 2 clinical trial, where sites will continue to collect natural history data in women who do not receive RLYB212. While the North American natural history study sites have continued screening activities as planned, we have seen an anticipated reduction in screening rates at the European sites during their transition into the Phase 2 clinical trial. The totality of natural history data from both studies is designed to provide a contemporary dataset for HPA-1a alloimmunization frequency in a racially and ethnically diverse population that can serve as a control arm for the planned Phase 3 trial.

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

Based on the data generated in the MAD portion of the study, we initiated additional manufacturing activities and biomarker analyses. The manufacturing work on RLYB116 was completed in the third quarter of 2024 and drug substance characterization data indicates that Rallybio's efforts to enhance the manufacturing process have been successful. In addition, we have conducted additional complement biomarker analyses that when taken together with the MAD data indicate that RLYB116 led to greater sustained reductions in free C5 than initially indicated and lead us to believe that there is an opportunity to pursue indications beyond gMG such as PNH and APS at doses tested in the Phase 1 MAD study. In December 2024, we expect to provide updates on the manufacturing process enhancements and biomarker characterization, as well as future plans for RLYB116.

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

Hematological Disorders
In May 2022, we obtained worldwide exclusive rights to RLYB331, a preclinical, monoclonal antibody that is designed to inhibit Matriptase-2 ("MTP-2"). The inhibition of MTP-2 significantly increases levels of hepcidin, decreases iron load and treats ineffective erythropoiesis. In the first quarter of 2024, we completed nonclinical studies that demonstrated favorable tolerability, dose-dependent PK and sustained PD effects with RLYB332, a long-acting version of the RLYB331 anti-Matriptase-2 antibody. These data will be presented at the American Society of Hematology ("ASH") Annual Meeting which will be held December 7 – 10 in San Diego, CA. These findings support the continued development of RLYB332 as a potentially best-in-class therapeutic for treating diseases of iron overload. We continue to evaluate non-dilutive options to further advance this program, including potential partnerships.

Metabolic Disorders
In collaboration with Exscientia Limited ("Exscientia"), we continue to work toward the selection of a small molecule development candidate to advance into the clinic targeting Ectonucleotide Pyrophosphatase/ Phosphodiesterase 1 ("ENPP1") for the treatment of patients with hypophosphatasia ("HPP"). Proof of mechanism studies are in progress with a leading global HPP expert. We expect to achieve development candidate nomination of a small molecule inhibitor of ENPP1 for the treatment of patients with HPP in the fourth quarter of 2024. In addition, data from an early lead compound in a nonclinical model of HPP was presented at the American Society for Bone and Mineral Research meeting in September 2024. The data demonstrated that oral dosing of REV101 to adult HPP mice lowered inorganic pyrophosphate (PPi) by 30%, leading to improvements in mineralization of long and vertebrate bones. Furthermore, data showed that ENPP1 inhibition was safe and generally well-tolerated. Data also showed, for the first time, that ENPP1 is a druggable target for later-onset HPP.

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
In April 2024, we entered into a Securities Purchase Agreement with JJDC pursuant to which we sold to JJDC, in an unregistered offering, 3,636,363 shares of our common stock at a price of $1.82 per share, which represents a 10% premium on the Company’s closing stock price on April 9, 2024, for aggregate gross proceeds of approximately $6.6 million, before deducting offering expenses. We agreed, among other things, to file with the Securities and Exchange Commission (the "SEC") a registration statement covering the resale of the shares, which we filed on May 10, 2024.
As of September 30, 2024, we had cash, cash equivalents and marketable securities of $75.1 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the middle of 2026. This estimate and our expectation to advance the preclinical and clinical development of RLYB212, RLYB116, and any other product candidates are based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, or our clinical trials may be more expensive, time consuming or difficult to design or implement than we currently anticipate. See “—Liquidity and Capital Resources.”
We have incurred significant operating losses since inception, including net losses of $11.5 million and $46.7 million for the three and nine months ended September 30, 2024, respectively, and $18.4 million and $54.3 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $282.0 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We have not commercialized any products and have never generated revenue from the commercialization of any product. We expect to incur significant additional operating losses in the foreseeable future as we advance our programs through preclinical and clinical development, expand our research and development activities, acquire and develop new product candidates, complete preclinical studies and clinical trials, finance our business development strategy, seek regulatory approval for the commercialization of our product candidates and commercialize our products, if approved. Our expenses will increase substantially over time if and as we:
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

We evaluated the agreement and determined it was within the scope of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). We determined there were performance obligations as follows:

(1) Data collection & submission revenue – derived from Rallybio’s ongoing management of our studies including the maintenance of a minimum site footprint, the license to utilize, and timely, semi-annual submission of the anonymized data, in the required formats to J&J.

(2) Dissemination of J&J materials & participant revenue – derived from Rallybio’s dissemination of content, information or materials that are developed by J&J and related to the J&J-Sponsored Studies and are provided by Rallybio to staff at Rallybio study sites for the purpose of disseminating such content, information, or materials to provide to potential eligible participants regarding J&J’s independent study.

In April 2024, we also entered into a Securities Purchase Agreement with JJDC. Under the terms of the Securities Purchase Agreement, JJDC made an equity investment purchasing 3,636,363 shares of common stock with a par value of $0.0001 per share for a share purchase price of $1.82 per share which includes a 10% premium for an aggregate purchase price of $6.6 million. The Securities Purchase Agreement contains provisions related to the registration of the shares and the restriction on the sale or transfer of the shares for a period of time. We determined the Collaboration Agreement and Securities Purchase Agreement represented combined agreements. In accordance with ASC 606 and ASC Topic 820, total consideration of $1.2 million for the shares of common stock from the Securities Purchase Agreement, which represents the premium of $0.7 million and discount for lack of marketability of $0.5 million, has been allocated to revenue and will be recognized over the two year expected performance period.
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
Costs for certain activities are recognized based on an evaluation of the progress to completion of each specific contract using information and data provided to us by our vendors and analyzing the progress of our research studies or other services performed. Significant judgments and estimates are made in determining the expenses incurred at the end of any reporting period.
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
Comparison of the Three Months Ended September 30, 2024 and 2023
The following table summarizes our results of operations:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2024	2023	CHANGE
Revenue:
Collaboration and license revenue	$299	$—	$299
Total revenue	299	—	299
Operating expenses:
Research and development	8,240	13,288	(5,048)
General and administrative	4,125	6,075	(1,950)
Total operating expenses	12,365	19,363	(6,998)
Loss from operations	(12,066)	(19,363)	7,297
Total other income, net	1,237	1,637	(400)
Loss before equity in losses of joint venture	(10,829)	(17,726)	6,897
Loss on investment in joint venture	637	648	(11)
Net loss	$(11,466)	$(18,374)	$6,908
Revenue
Collaboration and license revenue was $0.3 million during the three months ended September 30, 2024. There was no collaboration and license revenue during the three months ended September 30, 2023. The increase of $0.3 million in 2024 as compared to 2023 was related to our entrance into the Collaboration Agreement with J&J in the second quarter of 2024 and the recognition of revenue related to the collaboration performance obligations.
Operating Expenses
Research and Development Expenses
The following table summarizes our research and development costs for each of the periods presented:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2024	2023	CHANGE
(in thousands)
Direct research and development by program
RLYB212	$5,189	$5,666	$(477)
RLYB116	(147)	2,654	(2,801)
Other program candidates	429	895	(466)
Other unallocated research and development costs
Personnel expenses (including share-based compensation)	2,572	3,786	(1,214)
Other expenses	197	287	(90)
Total research and development expenses	$8,240	$13,288	$(5,048)
Research and development expenses were $8.2 million for the three months ended September 30, 2024, compared to $13.3 million for the three months ended September 30, 2023. The decrease of $5.0 million in 2024 as compared to 2023 was primarily due to:
▪a $2.8 million decrease in RLYB116 development costs, primarily related to a decrease in clinical and other research and development costs.
▪a $1.2 million decrease in payroll and personnel-related costs, primarily due to the workforce reduction, effective March 6, 2024; and
▪a $0.5 million decrease in RLYB212 development costs, primarily related to a decrease in manufacturing costs, which was largely offset by an increase in clinical and other research and development costs.

General and administrative expenses were $4.1 million and $6.1 million for the three months ended September 30, 2024 and 2023, respectively. The decrease of $2.0 million in 2024 as compared to 2023 was primarily due to:
▪a $1.1 million decrease in other related general and administrative expenses, including a reduction in consulting fees; and
▪a $0.9 million decrease in payroll and personnel-related costs, primarily related to the workforce reduction, effective March 6, 2024, in addition to lower ongoing headcount in 2024 as compared to 2023.
Total Other Income, Net
Total other income, net, for the three months ended September 30, 2024 was $1.2 million compared to $1.6 million for the three months ended September 30, 2023. The change was primarily related to a decrease in interest income from marketable securities due to a lower cash balance.
Loss On Investment In Joint Venture
Loss on investment in joint venture for both the three months ended September 30, 2024 and 2023 was $0.6 million, respectively.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations:

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2024	2023	CHANGE
Revenue:
Collaboration and license revenue	$598	$—	$598
Total revenue	598	—	598
Operating expenses:
Research and development	34,122	37,620	(3,498)
General and administrative	15,364	20,200	(4,836)
Total operating expenses	49,486	57,820	(8,334)
Loss from operations	(48,888)	(57,820)	8,932
Total other income, net	3,966	4,926	(960)
Loss before equity in losses of joint venture	(44,922)	(52,894)	7,972
Loss on investment in joint venture	1,809	1,428	381
Net loss	$(46,731)	$(54,322)	$7,591
Revenue
Collaboration and license revenue was $0.6 million during the nine months ended September 30, 2024. There was no collaboration and license revenue during the nine months ended September 30, 2023. The increase of $0.6 million in 2024 as compared to 2023 was related to our entrance into the Collaboration Agreement with J&J in the second quarter of 2024 and the recognition of revenue related to the collaboration performance obligations.
Operating Expenses
Research and Development Expenses
The following table summarizes our research and development costs for each of the periods presented:

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	CHANGE
(in thousands)
Direct research and development by program
RLYB212	$17,668	$17,487	$181
RLYB116	4,290	6,396	(2,106)
Other program candidates	1,611	1,940	(329)
Other unallocated research and development costs
Personnel expenses (including share-based compensation)	9,897	11,131	(1,234)
Other expenses	656	666	(10)
Total research and development expenses	$34,122	$37,620	$(3,498)
Research and development expenses were $34.1 million for the nine months ended September 30, 2024, compared to $37.6 million for the nine months ended September 30, 2023. The decrease of $3.5 million in 2024 as compared to 2023 was primarily due to:
▪a $2.1 million decrease in RLYB116 development costs, primarily related to a decrease in clinical and other research and development costs, which was partially offset by an increase in manufacturing costs; and

▪a $1.2 million decrease in payroll and personnel-related costs, primarily due to the workforce reduction, effective March 6, 2024.
General and Administrative Expenses
General and administrative expenses were $15.4 million and $20.2 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease of $4.8 million in 2024 as compared to 2023 was primarily due to:

▪a $3.1 million decrease in consulting fees, director and officer insurance premiums, professional fees and other related general and administrative expenses; and
▪a $1.7 million decrease in payroll and personnel-related costs, primarily related to the workforce reduction, effective March 6, 2024, in addition to lower ongoing headcount in 2024 as compared to 2023.
Total Other Income, Net
Total other income, net, for the nine months ended September 30, 2024 was $4.0 million compared to $4.9 million for the nine months ended September 30, 2023. The change was primarily related to a decrease in interest income from marketable securities due to a lower excess cash balance.
Loss On Investment In Joint Venture
Loss on investment in joint venture for the nine months ended September 30, 2024 was $1.8 million compared to $1.4 million for the nine months ended September 30, 2023.
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
In August 2022, we filed a Registration Statement on Form S-3 (the “Shelf”) with the SEC in relation to the registration and potential future issuance of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $300.0 million. The Shelf was declared effective on August 15, 2022. The Company also simultaneously entered into a Sales Agreement (the "Sales Agreement") with Cowen and Company, LLC ("Cowen"). In accordance with the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time at prices through Cowen acting as our agent. Pursuant to the Sales Agreement, sales of our common stock, if any, will be made in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the "Securities Act"). Under the Sales Agreement, Cowen will be entitled to compensation equal to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. As of September 30, 2024, we had not sold any shares of common stock pursuant to the Sales Agreement.
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
As of September 30, 2024, we had $75.1 million of cash, cash equivalents and marketable securities.
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
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(39,420)	$(48,620)
Net cash provided by investing activities	35,065	10,749
Net cash provided by financing activities	5,181	71
Net increase (decrease) in cash and cash equivalents	$826	$(37,800)
Operating Activities
During the nine months ended September 30, 2024, net cash used in operating activities was $39.4 million as compared to $48.6 million for the nine months ended September 30, 2023. The decrease in net cash used in operating activities for the nine months ended September 30, 2024 was primarily related to a decrease in research and development and general and administrative activities and changes in working capital.
Investing Activities
Net cash provided by investing activities was $35.1 million for the nine months ended September 30, 2024 as compared to $10.7 million of net cash provided by investing activities for the nine months ended September 30, 2023. The increase of $24.3 million in net cash provided by investing activities was primarily related to proceeds of $68.7 million from maturities of highly-rated debt securities, partially offset by purchases of highly-rated debt securities of $31.6 million during the nine months ended September 30, 2024, as compared to proceeds from maturities of highly-rated debt securities of $107.9 million, partially offset by purchases of highly-rated debt securities of $95.7 million during the nine months ended September 30, 2023.

Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2024 was $5.2 million, representing proceeds from the issuance of common stock pursuant to the Securities Purchase Agreement with JJDC, after deducting offering costs and accounting for the total consideration allocation related to the Collaboration Agreement of $1.2 million. Net cash provided by financing activities during the nine months ended September 30, 2023 was $0.1 million, representing proceeds from the issuance of common stock under the Rallybio Corporation 2021 Employee Stock Purchase Plan, partially offset by offering cost payments made related to our November 2022 follow-on offering.
Contractual Obligations
There have been no other material changes in our contractual obligations and commitments during the nine months ended September 30, 2024 from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.
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
Off-Balance Sheet Arrangements
As of September 30, 2024 and December 31, 2023, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are not required to provide the information under this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We are a clinical-stage biotechnology company with a limited operating history. As a result, we are not profitable and we have incurred significant operating losses since inception, including net losses of $11.5 million and $46.7 million for the three and nine months ended September 30, 2024, respectively, and $18.4 million and $54.3 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $282.0 million. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to gain regulatory approval and become commercially viable. Since inception, we have devoted substantially all of our resources to raising capital, organizing and staffing the Company, business planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing our product candidates and preparing for and conducting clinical trials and establishing arrangements with third parties for the manufacture of our product candidates and component materials, including activities relating to our preclinical development and manufacturing activities for each of our programs and our Phase 1 clinical studies for RLYB212 and RLYB116, and planned Phase 2 clinical trial for RLYB212. We do not have any product candidates approved for sale and have not generated any revenue from product sales.

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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of September 30, 2024, will be sufficient to fund our operating expenses and capital expenditure requirements into the middle of 2026. This estimate and our expectation to advance the preclinical and clinical development of RLYB212, RLYB116, and any other product candidates are based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, or our clinical trials may be more expensive, time consuming or difficult to design or implement than we currently anticipate. Changing circumstances, including any unanticipated expenses, could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because of the numerous risks and uncertainties, the length of time and scope of activities associated with development of RLYB212, RLYB116 or any product candidate we may develop is highly uncertain, we are unable to estimate the actual amount of funds we will require for development, approval and any approved marketing and commercialization activities. Our future capital requirements, both near and long-term, will depend on many factors, including, but not limited to:

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
As of September 30, 2024, we had 25 full-time employees, upon whom we rely for various administrative, research and development, business development and other support services shared among our subsidiaries and the Exscientia joint venture. The size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support the operations of all of our subsidiaries and the Exscientia joint venture, including their research and development activities, the management of financial, accounting, and reporting matters, and the oversight of our third-party vendors and partners. If our centralized team or our third-party vendors and partners performing such functions fail to provide adequate administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.

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
Shares of our common stock were offered in our IPO in July 2021 at a price of $13.00 per share and between the date of our IPO and November 4, 2024, the closing price per share of our common stock has ranged from as low as $0.99 to as high as $23.40. Some of the factors that may cause the market price of our common stock to fluctuate include:

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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of November 4, 2024, we have 41,487,586 shares of common stock outstanding. All of these shares may be resold in the public market immediately, unless held by our affiliates who are subject to volume limitations under Rule 144. As of November 4, 2024, we also have pre-funded warrants to purchase up to an aggregate of 3,333,388 shares of common stock outstanding. We may not effect the exercise of any pre-funded warrant, and a holder will not be entitled to exercise any portion of any pre-funded warrant if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election upon 61 days’ notice to us subject to the terms of such pre-funded warrants, provided that such percentage may in no event exceed 19.99%.

Moreover, as of September 30, 2024, certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. On May 9, 2023, we registered an aggregate of 12,351,600 shares of common stock held by holders with registration rights, for resale, pursuant to a registration statement on Form S-3. In addition, we have entered into the Sales Agreement with Cowen to offer and sell shares of our common stock having an aggregate offering price of up to $100,000,000, from time to time, through an at-the-market offering program. We also registered an aggregate of 11,821,245 shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Insiders have substantial influence over us, which could limit your ability to affect the outcome of key transactions, including a change of control.
Our directors and executive officers and their affiliates beneficially own shares representing approximately 34% of our outstanding common stock as of November 4, 2024. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)
Except as disclosed in our previously filed current reports on Form 8-K, the Company has not issued equity securities of the Company on an unregistered basis during the quarter ended September 30, 2024.

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

Item 5. Other Information
Director and Officer Trading Arrangements
During our quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act, as amended) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

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

RALLYBIO CORPORATION

Date: November 7, 2024	By:	/s/ Stephen Uden
Stephen Uden, M.D.
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Jonathan I. Lieber
Jonathan I. Lieber
Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)