Form 10-K
period 2024-12-31
Rallybio Corp
filed 2025-03-13
CIK 1739410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by checkmark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
The aggregate market value of the registrant's voting common stock held by non-affiliates as of June 30, 2024 was approximately $36.7 million, based on the closing price of the registrant’s common stock as reported by Nasdaq on that date.
The number of shares of Registrant’s Common Stock outstanding as of March 7, 2025 was 41,612,039.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders scheduled to be held on May 13, 2025, which Definitive Proxy will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2024 are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:

•the initiation, timing, progress, results, and cost of our research and development programs, and our current and future preclinical and clinical studies, including statements regarding timing of initiation and completion of our clinical trials for RLYB212, RLYB116, and the natural history study for our fetal and neonatal alloimmune thrombocytopenia prevention program, and related preparatory work, and the period during which the results of the trials will become available and the timing of initiation of preclinical development activities for REV102;

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

•the size and growth potential of the markets for RLYB212, RLYB116, RLYB332 and any of our current product candidates or other product candidates we may identify and pursue, and our ability to serve those markets;

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
i

•our expected uses of the net proceeds from our initial public offering and any subsequent offerings;

•the potential benefits of strategic collaboration agreements and arrangements, including our agreements with Johnson & Johnson and Recursion Pharmaceuticals, Inc., and the expected timing of updates related thereto, including timing to achieve development candidate nominations, our ability to enter into strategic collaborations or arrangements, including potential business development opportunities and potential licensing partnerships, and our ability to attract collaborators with development, regulatory and commercialization expertise;

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

•We will require significant additional capital to fund our operations. If we fail to obtain necessary financing, we may not be able to complete the development or commercialization of RLYB212, RLYB116 or any other product candidate. Due to our limited resources and access to capital, we may decide to prioritize development of certain product candidates, the choice of which may prove to be wrong and adversely affect our business;

•Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our intellectual property or product candidates;

•We are heavily dependent on the success of RLYB212 and RLYB116, which are in early-stage clinical development. If we are not able to develop, obtain marketing approval for, or successfully commercialize our product candidates, or if we experience significant delays in doing so, our business will be materially harmed;

•Preclinical studies and clinical trials are expensive, time consuming and difficult to design and implement, and involve uncertain outcomes. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of our product candidates;

•Enrollment and retention of patients in rare disease clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control;

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

•The regulatory marketing processes of the U.S. Food and Drug Administration (the "FDA"), the European Medicines Agency (the "EMA"), and comparable foreign regulatory authorities, including the Medicines and Healthcare products Regulatory Agency in the United Kingdom (the “MHRA”), are lengthy, time-consuming, and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for RLYB212, RLYB116 or any of our other product candidates, our business will be substantially harmed;

•Our product candidates target rare diseases and conditions, and the market opportunities for RLYB212, RLYB116 or any of our other product candidates, if approved, may be smaller than we anticipate. We must be able to successfully identify patients and capture a significant market share to achieve profitability and growth;

•The FDA, EMA or other comparable foreign regulatory authorities could require the clearance or approval of an in vitro diagnostic or companion diagnostic device as a condition of approval for any product candidate that requires or would commercially benefit from such tests, including RLYB212. Failure to successfully validate, develop and obtain regulatory clearance or approval for companion diagnostics on a timely basis or at all could harm our drug development strategy;

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

PART I
Item 1. Business.

Overview

We are a clinical-stage biotechnology company comprised of experienced biopharma industry leaders with extensive research, development, and rare disease expertise with a mission to develop and commercialize life-transforming therapies for patients with severe and rare diseases. Since our launch in January 2018, we have built a broad pipeline of promising product candidates aimed at addressing diseases with unmet medical need in the areas of maternal fetal health, complement dysregulation, hematology, and metabolic disorders. Our two most advanced programs are in clinical development: RLYB212, an anti-HPA-1a antibody for the prevention of fetal and neonatal alloimmune thrombocytopenia (“FNAIT”) and RLYB116, an inhibitor of complement component 5 (“C5”), with the potential to treat several diseases of complement dysregulation. RLYB212 is currently in a Phase 2 clinical trial in pregnant women, and we plan to initiate a confirmatory pharmacokinetics (“PK”) and pharmacodynamics ("PD") study of RLYB116 in the second quarter of 2025.

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

Our Team

Our Chief Executive Officer, Stephen Uden, M.D., and Chairman, Martin W. Mackay, Ph.D., previously worked together in different organizations to successfully build, develop, and launch transformative therapies for patients with rare diseases. In addition, several members of our team were integral in the successful development and/or approval of therapies such as Strensiq (asfotase alfa) for patients with perinatal-, infantile-, and juvenile-onset hypophosphatasia ("HPP"), Kanuma (sebelipase alfa) for patients with lysosomal acid lipase deficiency, Nulibry (fosdenopterin) for patients with molybdenum cofactor deficiency, Soliris (eculizumab) for patients with refractory generalized myasthenia gravis ("gMG"), Soliris for patients with relapsing neuromyelitis optica spectrum disorder ("NMOSD"), Ultomiris (ravulizumab-cwvz) for patients with paroxysmal nocturnal hemoglobinuria ("PNH") and Ultomiris for patients with atypical hemolytic uremic syndrome ("aHUS").

Our Pipeline

Our pipeline is illustrated in the chart below:

FNAIT: Fetal and neonatal alloimmune thrombocytopenia; HPA-1a: Human platelet antigen-1a; C5: Complement component 5; ABD: Albumin-binding domain; ENPP1: Ectonucleotide pyrophosphatase/phosphodiesterase 1

Prevention of FNAIT
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

We estimate that there are over 30,000 pregnancies at high risk of developing FNAIT each year in the United States, Canada, the United Kingdom (the "UK"), other major European countries and Australia. Since there are no approved therapies to prevent FNAIT, expectant mothers are not currently screened for the risk of FNAIT. As a result, the vast majority of pregnancies at risk for FNAIT go unidentified and untreated. In those pregnancies that are identified as at-risk, typically due to the delivery of a prior FNAIT affected child, expectant mothers may be treated with weekly intravenously-administered high doses of immunoglobulin G ("IVIG"), along with the oral steroid immunosuppressant prednisone. However, IVIG administration does not prevent the immune response, called alloimmunization, and is costly, time-intensive, difficult to tolerate and associated with significant treatment-related complications. Based on the data generated to date and the clinical precedent for effective prevention of maternal alloimmunization by anti-RhD prophylaxis, which has resulted in the virtual elimination of Rhesus disease, we believe that targeting HPA-1a with an anti-HPA-1a antibody has the potential to drive rapid elimination of HPA-1a positive platelets from the circulation of expectant mothers, prevent alloimmunization and thereby prevent the occurrence of FNAIT.

We are currently conducting a Phase 2 clinical trial of RLYB212 in pregnant women at higher risk for HPA-1a alloimmunization and FNAIT at sites across Europe. The primary objective of this single-arm Phase 2 trial is to assess the PK and safety of RLYB212 with secondary objectives that include assessments of pregnancy and neonatal/infant outcomes, and the occurrence of emergent HPA-1a alloimmunization. Subcutaneous ("SC") administration of RLYB212 will be initiated by Gestational Week 16 and will continue every four weeks through parturition.

The Phase 2 trial is designed to enroll participants in three stages: first with a sentinel pregnant woman, an initial cohort ("Cohort 1") that will include three pregnant women, and a second cohort ("Cohort 2") that will include four pregnant women, for a total target enrollment of eight participants. A data review for participants and infants is planned prior to the initiation of each cohort.

The Phase 2 trial follows completion of two RLYB212 clinical trials: a Phase 1 first-in-human clinical trial and a Phase 1b proof-of-concept clinical trial. The Phase 1 first-in-human clinical trial was a single-blind, placebo-controlled study that investigated the safety and PK of SC administration of RLYB212 in HPA-1a negative healthy participants. The clinical trial included a single dose cohort and a multiple dose cohort. In the multiple dose cohort, subjects received SC RLYB212 or placebo every two weeks for 12 weeks. We reported preliminary results from the multi-dose cohort in the fourth quarter of 2023. The data and our clinical pharmacology modeling predictions support a once monthly dosing regimen for the Phase 2 clinical trial. RLYB212 was observed to be generally well-tolerated with no reports of injection site reactions or serious adverse events.

The Phase 1b single-blind, placebo-controlled proof-of-concept clinical trial was designed to establish the ability of SC RLYB212 to rapidly eliminate HPA-1a positive platelets transfused to HPA-1a negative healthy subjects. The study included 11 males aged 18 to 65 years, randomized to RLYB212 0.09mg (n=4), RLYB212 0.29mg (n=5), or placebo (n=2). We reported top-line results from this trial at the 31st Congress of the International Society on Thrombosis and Haemostasis ("ISTH") in the second quarter of 2023 and announced publication of the complete dataset in Thrombosis and Haemostasis in the third quarter of 2024. The results showed that SC RLYB212 administration produced a dose-dependent, rapid, and complete elimination of transfused HPA-1a positive platelets in HPA-1a negative subjects, with both doses meeting the prespecified proof-of-concept criteria of ≥90% reduction in mean platelet elimination half-life. Mean platelet elimination half-life was 5.8 hours (0.09mg dose) and 1.5 hours (0.29mg dose) for RLYB212 compared to 71.7 hours for placebo. Consistent with the Phase 1 first-in-human trial, RLYB212 was observed to be well-tolerated with no reports of serious or severe adverse events.

Additionally, we are conducting a FNAIT Natural History Alloimmunization Study ("FNAIT natural history study"). This prospective, non-interventional, multinational natural history study is designed to screen expectant mothers presenting at gestational week 10 to 14 prenatal visit to determine the frequency of women at higher FNAIT risk among expectant mothers of different racial and ethnic characteristics, as well as the frequency of HPA-1a alloimmunization and pregnancy outcomes among these women. Subject to future discussions with regulatory authorities, we expect that data from this study will contribute to a control dataset for a future single-arm Phase 3 registrational clinical trial for RLYB212. An additional objective of the FNAIT natural history study is to operationalize de novo the laboratory screening test paradigm for FNAIT risk and generate FNAIT laboratory test performance data that we plan to use for future regulatory discussions. As of January 31, 2025, more than 14,300 women have been screened as part of the study.

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

Our team has a track record of success in designing, developing, and securing marketing approval for C5 complement inhibitors, including Soliris and Ultomiris, for patients around the world with severe and rare complement-mediated diseases. Our most advanced product candidate in this therapeutic area is RLYB116, an inhibitor of C5, which is a central component of the terminal complement pathway. RLYB116 is an Affibody molecule attached to an albumin binding domain ("ABD") that has the potential to drive the rapid, complete, and sustained inhibition of C5 with a SC injection. We have completed a Phase 1 clinical trial in healthy participants that included the study of RLYB116 as both a single ascending dose (“SAD”) and a multiple ascending dose (“MAD”).

The SAD portion of the RLYB116 Phase 1 trial included five cohorts with doses ranging from 2mg up to 300mg. Data from the SAD portion of the RLYB116 trial showed that all study participants that were administered a single 1 mL SC injection of 100 mg of RLYB116 (n=6) demonstrated a reduction in free C5 greater than 99% within 24 hours of dosing. Subcutaneously administered RLYB116 in the SAD portion of the trial was observed to be generally well-tolerated at the 100 mg dose, with mild adverse events and no drug-related serious adverse events reported. The terminal elimination half-life of RLYB116 was greater than 300 hours. The MAD portion of the RLYB116 Phase 1 trial included an adaptive single-blind design with a four-week treatment duration to evaluate the safety, tolerability, PK, and PD of RLYB116 with multiple dose SC administration. The MAD portion of the trial included four cohorts: Cohort 1 (weekly dosing of 100 mg), Cohort 2 (3 doses of 100 mg the first week followed by weekly dosing), Cohort 3 (150 mg weekly dosing reduced to 125 mg weekly dosing) and

Cohort 4 (75 mg twice the first week followed by 100 mg twice per week) with post-treatment for 10 weeks. In December 2023, we reported data from the MAD portion of the trial that demonstrated a 100 mg low volume (1 mL) once-weekly dose of subcutaneously administered RLYB116 achieved sustained mean reductions in free C5 of greater than 93%, including at Day 29 with measurement prior to the last dose. The reduction from pre-treatment free C5 at 24 hours after the first dose of 100 mg was greater than 99%. In the MAD portion of the Phase 1 trial, RLYB116 demonstrated low inter-subject variability and consistent increases in exposure relative to dose with a mean estimated elimination half-life for RLYB116 of >300 hours. RLYB116 administered in the MAD trial as a 100 mg once-weekly dose was also observed to be generally well tolerated.

Based on the results of the RLYB116 Phase 1 trial, we conducted a series of biomarker characterization analyses. These analyses indicate the RLYB116 assay used to measure free C5 in the Phase 1 trial overestimated the levels of free C5 by approximately ten-fold, indicating that RLYB116 produced greater complement inhibition than initially reported. We now believe that RLYB116 has the potential to be an effective treatment for patients with a variety of complement-mediated diseases, including PNH, gMG and antiphospholipid syndrome ("APS"). We also completed manufacturing process enhancements with a goal of further improving the tolerability of RLYB116. Based on the results of enhanced analytical techniques, including mass spectrometry, these process enhancements have successfully further purified the RLYB116 drug substance. As a result, we believe that RLYB116 will have a favorable tolerability profile at doses at and above those evaluated in the Phase 1 MAD trial. We plan to initiate a RLYB116 confirmatory clinical PK/PD trial in the second quarter of 2025 to demonstrate improved tolerability as well as complete and sustained complement inhibition. This single-blind MAD trial will evaluate a 4-week treatment duration that will include two cohorts of eight participants each. Our current plan is that Cohort 1 will evaluate weekly dosing of 150 mg and Cohort 2 will evaluate weekly dosing of 225 mg with 10 weeks of follow-up after the conclusion of treatment.

Hematological Disorders
In May 2022, we obtained worldwide exclusive rights to RLYB331, a preclinical, monoclonal antibody that is designed to inhibit Matriptase-2 ("MTP-2"). The inhibition of MTP-2 significantly increases levels of hepcidin, decreases iron load and treats ineffective erythropoiesis. In 2024, we re-engineered RLYB331 to extend its half-life. In the fourth quarter of 2024 we presented preclinical data at the annual meeting of the American Society of Hematology ("ASH") for RLYB332, the long-acting version of RLYB331, including favorable PD data, that support RLYB332 as a long-acting, potentially best-in-class therapy for the treatment of diseases of iron overload. We believe RLYB332 has the potential to address a significant unmet need for patients with severe anemia with ineffective red blood cell production or erythropoiesis and iron overload, such as polycythemia vera, beta thalassemia and a subset of myelodysplastic syndromes ("MDS"), amongst others. Currently these patients are underserved by the existing standard of care.

Artificial Intelligence Drug Discovery Collaboration
In July 2019, we formed a joint venture with Exscientia Limited ("Exscientia"), an Oxford, UK-based artificial intelligence ("AI") and machine learning drug discovery company with a proprietary chemical design platform to discover novel small molecule drug candidates. Exscientia was acquired by Recursion Pharmaceuticals, Inc. ("Recursion") in 2024 and we have continued work with Recursion on the discovery of a small molecule targeting an Ectonucleotide Pyrophosphatase/ Phosphodiesterase 1 ("ENPP1") inhibitor for the treatment of HPP. HPP is a rare, genetic disease characterized by mutations in the ALPL gene. The ALPL gene provides instructions for making an enzyme called tissue-nonspecific alkaline phosphatase, which plays an important role in the growth and development of bones and teeth. The incidence of HPP has been reported to be 1 in 100,000 to 1 in 300,000 (United States and Canada) for severe disease and 1 in 6,370 (European Union) for less severe forms. These mutations lead to diminished activity of the alkaline phosphatase enzyme and the accumulation of inorganic pyrophosphate (“PPi”), which inhibits bone mineralization causing multiple skeletal pathologies. We believe that a small molecule inhibitor of ENPP1 has the potential to bring meaningful benefit to HPP patients by reducing excess levels of pyrophosphate, thereby removing an inhibitor of calcium mineralization and bone formation.

In 2024 we presented data at the American Society for Bone and Mineral Research ("ASBMR") from an early lead ENPP1 inhibitor, REV101, in a mouse model of later-onset HPP demonstrating a 30% reduction in PPi, a key biomarker that is elevated in HPP and contributes to poor bone mineralization. Together with Recursion, we also advanced REV102, an ENPP1 inhibitor for the treatment of patients with HPP to position the molecule for additional preclinical development activities in 2025.

AbCellera Collaboration
In December 2022, we entered into a strategic alliance to discover, develop, and commercialize novel antibody-based therapeutics for rare diseases. This multi-year, multi-target collaboration will combine AbCellera Biologic's

("AbCellera") antibody discovery engine with Rallybio’s clinical and commercial expertise in rare diseases to identify optimal clinical candidates with a goal of delivering therapies to patients. We and AbCellera intended that the collaboration would co-develop up to five rare disease therapeutic targets, which will be chosen together by both companies with the first program focused on addressing the significant unmet therapeutic needs of patients with rare metabolic diseases.

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
•Advance RLYB212 for the prevention of FNAIT. There is currently no approved therapy for the prevention of FNAIT. Women at higher risk of FNAIT may experience potentially devastating outcomes and we believe there is a significant unmet need for these patients. We believe the clinical and non-clinical data generated to date indicate that RLYB212 may prevent FNAIT in pregnant women at higher risk for HPA-1a alloimmunization and were supportive of initiating the ongoing Phase 2 clinical trial in pregnant women. We enrolled the sentinel woman in February 2025 and expect to report PK and safety data from the second trimester in the second quarter of 2025 and PK and safety data at the time of delivery in the third quarter of 2025 at which time we will determine the next steps for the program including seeking a partner to continue development. We estimate that the market opportunity for RLYB212 exceeds $1.6 billion.
•Advance RLYB116 for the treatment of diseases of complement dysregulation through partnering or other forms of non-dilutive financing. Based on the biomarker characterization analyses and manufacturing process enhancements we completed in 2024, we intend to initiate a confirmatory clinical PK/PD trial in the second quarter of 2025. We will evaluate future development plans for RLYB116 based on the results of this trial but based on the data generated to date, we believe that RLYB116 has the potential to be an effective treatment for patients with a variety of complement-mediated diseases, including PNH, gMG and APS.
•Leverage the progress made to date and maximize the value from our preclinical candidates. We believe that our preclinical pipeline programs have significant potential to generate value by meeting the unmet needs of patients and we intend to continue to move these forward in a capital-efficient manner. As we are able to generate additional data, we will make decisions on the most appropriate next steps in development for each of our preclinical programs.
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

Our Product Candidates

RLYB212 for the prevention of FNAIT

RLYB212 is a subcutaneously administered monoclonal anti-HPA-1a antibody for the prevention of FNAIT, a maternal fetal blood disorder that can cause potentially devastating outcomes in the fetus or neonate including miscarriage, neonatal death, and severe life-long neurological disability in the babies that survive. We have completed two Phase 1 clinical trials for RLYB212 and are currently running a Phase 2 clinical trial in pregnant women at higher risk for HPA-1a alloimmunization and FNAIT. Based on the preclinical and clinical data to date and our understanding of FNAIT, we believe RLYB212 has the potential to prevent maternal alloimmunization and thereby the occurrence of FNAIT.

We are also conducting an FNAIT natural history study. This prospective, non-interventional, multinational study is designed to determine the frequency of women at higher FNAIT risk among expectant mothers of different racial and ethnic characteristics, as well as the frequency of HPA-1a alloimmunization and pregnancy outcomes among these women. An additional objective of the FNAIT natural history study is to operationalize de novo the laboratory screening test paradigm for FNAIT risk and generate FNAIT laboratory test performance data for future regulatory discussions. We recently transitioned screening activities from the natural history study to the Phase 2 clinical trial where sites will continue to collect natural history data in women who do not receive RLYB212. We expect that natural history data from both the natural history study and the Phase 2 clinical trial will contribute historical control data to support a planned single-arm Phase 3 registrational clinical trial of RLYB212.

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

Based on previously published data and a 2024 epidemiological analysis that we sponsored, we believe that more than 30,000 pregnancies each year in the United States, Canada, the UK, other major European countries, and Australia are at higher risk for FNAIT and could potentially benefit from administration of a monoclonal anti-HPA-1a antibody such as RLYB212. These pregnancies represent expectant mothers who are HPA-1a negative, who are carrying an HPA-1a positive fetus and who are at high risk of alloimmunization due to the presence of a specific HLA allele, known as DRB3*01:01. Genetic studies have found that expectant mothers who have this specific HLA allele are approximately 25 times more likely to develop antibodies to HPA-1a than those without this allele.

We believe that screening for FNAIT risk can be performed routinely and cost effectively as part of standard prenatal testing provided to expectant mothers during pregnancy. Testing for maternal HPA-1 type and presence of the HLA-DRB3*01:01 allele could occur during the first trimester at the same time as other routine blood work and risk screening. We don’t expect that an additional blood draw would be required. Importantly, U.S. and EU physicians have advised that our approach and timing for FNAIT screening would fit well within the established first trimester prenatal testing paradigm and could be performed at the same time as routine blood typing and Rh testing. Based on our global market research with maternal-fetal medicine specialists, obstetricians-gynecologists and payers, we believe there is high awareness of the catastrophic impact of FNAIT, and a strong desire to both screen and provide preventive therapy to at-risk expectant mothers if there were an approved product to prevent FNAIT and affordable screening tests.

We believe screening and preventive treatment can have a significant impact on this potentially devastating disease. For example, screening and treatment in Rh disease have been highly effective in reducing the number of affected births. In developed countries with access to prenatal testing and treatment, the prevalence of Rh disease is 2.5 per 100,000 compared to 276 per 100,000 worldwide. We believe that applying a similar approach to the prevention of FNAIT could lead to a significant reduction in the number of babies at risk for FNAIT. In both the FNAIT natural history study and RLYB212 Phase 2 clinical trial, we are using screening tests for maternal HPA-1 type, maternal HLA-DRB3*01:01 status, maternal HPA-1a antibodies and fetal HPA-1 genotype.

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

RLYB212 Clinical Development
We have completed two RLYB212 clinical trials: a Phase 1 first-in-human clinical trial and a Phase 1b proof-of-concept clinical trial. The Phase 1 first-in-human clinical trial was a single-blind, placebo-controlled study that investigated the safety and PK of SC administration of RLYB212 in HPA-1a negative healthy participants. The clinical trial included a single dose cohort and a multiple dose cohort. In the multiple dose cohort, subjects received SC RLYB212 or placebo every two weeks for 12 weeks.

We reported results from the multi-dose cohort in the fourth quarter of 2023. The data demonstrated that multiple dose PK were consistent both within and between subjects. The data and our clinical pharmacology modeling predictions support a once monthly dosing regimen for the ongoing Phase 2 trial. RLYB212 was observed to be generally well-tolerated with no reports of injection site reactions or serious adverse events.

The Phase 1b single-blind, placebo-controlled proof-of-concept trial was designed to establish the ability of SC RLYB212 to rapidly eliminate HPA-1a positive platelets transfused to HPA-1a negative healthy subjects. The study included 11 males aged 18 to 65 years, randomized to RLYB212 0.09 mg (n=4), RLYB212 0.29 mg (n=5), or placebo (n=2). The study design and results are summarized below.

RLYB212 Phase 1b Trial — Design and Results

In the fourth quarter of 2024 we initiated a Phase 2 clinical trial investigating RLYB212 in pregnant women at higher risk for HPA-1a alloimmunization and FNAIT. This is a single-arm trial that is designed to assess the PK and safety of RLYB212 in pregnant women at higher risk for HPA-1a alloimmunization and FNAIT. Secondary objectives include assessments of pregnancy and neonatal/infant outcomes, and the occurrence of emergent HPA-1a alloimmunization. Subcutaneous administration of RLYB212 will be initiated by Gestational Week 16 and will continue every four weeks through parturition. The trial is designed to enroll participants in three stages: first with a sentinel pregnant woman, an initial cohort (Cohort 1) that will include three pregnant women, and a second cohort (Cohort 2) that will include four pregnant women, for a total target enrollment of eight participants. We enrolled the sentinel woman in February 2025 and expect to report PK and safety data from the second trimester in the second quarter of 2025 and PK and safety data at the time of delivery in the third quarter of 2025. A data review for participants and infants is planned prior to the initiation of each cohort and continuation of the trial will be subject to evaluation of the results from each stage of the trial. The trial will seek to enroll participants at sites across Europe. An overview of the Phase 2 clinical trial design is illustrated below.

Phase 2 Dose Confirmation Trial of RLYB212 in Pregnant Women

Both the U.S. FDA and the EMA have designated RLYB212 as an orphan drug. Orphan drug designations offer certain incentives including tax credits, marketing exclusivity upon any approval, fee waivers, and the ability to interact with both agencies to receive specialized regulatory advice and assistance.

Prospective FNAIT Natural History Alloimmunization Study
We have an ongoing prospective, non-interventional, multinational natural history study. This study is designed to screen expectant mothers presenting at gestational week 10 to 14 prenatal visit to determine the frequency of women at higher FNAIT risk among expectant mothers of different racial and ethnic characteristics, as well as the frequency of HPA-1a alloimmunization and pregnancy outcomes among these women. An additional objective of the FNAIT natural history study is to operationalize de novo the laboratory screening test paradigm for FNAIT risk and generate FNAIT laboratory test performance data for future regulatory discussions. We recently transitioned screening activities from the natural history study to the Phase 2 clinical trial where sites will continue to collect natural history data in women who do not receive RLYB212. We expect that natural history data from both the natural history study and the Phase 2 clinical trial will contribute historical control data to support a planned single-arm Phase 3 registrational clinical trial of RLYB212.

RLYB116 for the treatment of disorders due to complement dysregulation

RLYB116 is an inhibitor of complement component C5, a component of the complement pathway which plays a central role in innate immunity as well as shaping adaptive immune response. Dysregulation of the complement pathway has been implicated in the pathogenesis of a growing number of diseases, making it an attractive target for therapeutic intervention. Antibody inhibitors of C5 have been successfully developed to treat diseases caused by immune dysfunction, including PNH, aHUS, refractory gMG and relapsing NMOSD. RLYB116 includes an Affibody molecule, which is an antibody mimetic protein that has a much smaller molecular weight than a traditional antibody and may also be easier and less costly to produce. In contrast to most C5-targeted antibody therapeutics that are administered intravenously or via daily injection, RLYB116 has the potential to be administered as a small volume, once-weekly SC injection. RLYB116 also includes an ABD, which may extend the half-life of the Affibody domain. In addition, amino acid substitutions that are part of RLYB116 are intended to enhance its stability. We view RLYB116 as a potential pipeline-in-a-product with disease areas under consideration including PNH, gMG and APS. We believe RLYB116 can address significant unmet needs for patients with these diseases by providing a potential treatment that is more accessible and patient-friendly than existing marketed products, including by reducing the frequency and improving the route of administration.

Based on our team’s experience studying and developing therapies targeting the complement system, we believe there are five important attributes that could support clinical and commercial success in the treatment of a broad range of patients suffering from complement-mediated diseases. These include a mechanism of action targeting terminal complement, the ability to produce rapid, complete and sustained inhibition of C5, a safety profile consistent with C5 antibodies currently approved for therapeutic use, the ability to self-administer the drug less frequently (e.g. once per week) in an easy to use autoinjector, and pricing flexibility to treat a broad range of complement-mediated diseases. Based on the data generated to date and the manufacturing process enhancements completed in 2024, we believe RLYB116 has the potential to demonstrate these attributes, and if so, could have a life-transforming impact on patients.

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

There are currently four approved disease-modifying drugs for PNH. Although these drugs have meaningfully improved the lives of patients with PNH, they have limitations including sub-optimal delivery (three of the four are delivered intravenously or via SC infusion) and high cost that result in limitations on access to therapy. Despite these limitations, worldwide sales of these drugs exceeded $5 billion in 2022. We believe that a product that works through a similar mechanism but with weekly dosing and a low-volume, convenient route of administration and improved patient access has the opportunity to further transform PNH therapy for patients.

Potential benefits of our approach
We believe PNH represents an attractive development opportunity for RLYB116 for several reasons. First, PNH has a well-understood disease pathophysiology driven by complement, providing a sound biological rationale for a C5-targeted intervention. Second, PNH offers the opportunity for early clinical validation using objective endpoints, including impact on lactate dehydrogenase, a component of red blood cells that is increased in circulation as a result of hemolysis. And third – and most importantly – we believe that with a patient-friendly (small volume, once-per-week delivery using an autoinjector) and accessible therapy, RLYB116 could potentially provide transformative therapeutic impact for unserved and underserved patients with PNH globally.

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

Potential benefits of our approach
We are pursuing gMG as part of our initial development strategy for two reasons. First, complement overactivity is known to contribute to the disease pathophysiology of gMG, providing a sound biological rationale for a C5-targeted intervention. Second – and most importantly – our proprietary market research suggests that significant unmet need exists for more patient-friendly treatment options, which we believe could be addressed by RLYB116 as a once-weekly, small volume, self-administered SC therapeutic.

APS disease background
APS is a potentially life-threatening, rare autoimmune disorder in which an individual's immune system mistakenly creates antiphospholipid antibodies that can lead to the formation of blood clots. Blood clots can occur in the legs, lungs, brain, and other organs, such as the kidneys and spleen. The clots can lead to a heart attack or a stroke. During pregnancy, women with APS are also at increased risk of miscarriage. APS can occur on its own but can also occur secondary to other autoimmune diseases such as systemic lupus erythematosus.

APS affects three to five times as many women as men and is most often diagnosed in people between the ages of 30 and 50. It is estimated that there are >130,000 people in the US and >120,000 in Europe who suffer from APS.

Current treatments for APS and their limitations
Currently, there is no cure for APS. However, medicines including blood thinners such as warfarin or heparin can help prevent health problems caused by the disease. The goals of treatment are to prevent blood clots from forming and to keep existing clots from increasing in size. However, direct oral anticoagulants are generally less effective in preventing recurrent thromboembolic events, most notably strokes.

Potential benefits of our approach
We are pursuing APS as part of our initial development strategy for two reasons. First, there is significant unmet need in patients with primary and secondary APS who continue to suffer from thrombotic events despite standard anticoagulation therapy. Second, we believe that RLYB116 has the potential to be an effective treatment for this patient population. Complement overactivity likely contributes to the disease pathophysiology, providing a sound biological rationale for a C5-targeted intervention, and case reports evaluating the use of C5 inhibitors in patients experiencing recurrent thrombotic events despite standard anticoagulation therapy have demonstrated clinical benefit. RLYB116 as a once-weekly, small volume, self-administered subcutaneous therapeutics could represent a safe, effective, and patient-friendly option for APS patients with an inadequate response to standard of care.

Our solution: RLYB116
RLYB116 is an engineered protein that includes an Affibody molecule and an ABD. We acquired rights to RLYB116 from Swedish Orphan Biovitrum AB (Publ) ("Sobi"). RLYB116 was designed for optimal C5 binding, increased stability, as well as a long half-life in serum. Potential benefits of RLYB116 include:

•Subcutaneous administration. The low molecular weight allows for a higher concentration of active molecules than antibodies in an equivalent volume. This increases the probability of being able to deliver RLYB116 in a volume suitable for SC administration in a patient friendly format such as an autoinjector.
•Efficiency of manufacturing. RLYB116 is expressed in E coli, providing for a more streamlined and potentially lower cost manufacturing process compared to antibodies or other biologics expressed in mammalian cell culture, which typically require larger scale and longer manufacturing times.
•Less frequent dosing. Linkage of the Affibody domain to an ABD may lengthen the dosing interval of RLYB116 by extending the biological half-life and offer potential dosing benefits to patients.
•Potentially lower risk of treatment conversion. Due to 1:1 binding to C5, there is an expected lack of risk for drug-target-drug complex formation when switching from treatment with an antibody.
•Favorable stability. The Affibody platform provides the possibility of delivering highly stable and soluble therapeutic agents that allow for high-concentration low-volume products.

Affibody Scaffold and RLYB116 Structure

Clinical development of RLYB116
We have completed a Phase 1 clinical trial in healthy participants that included the study of RLYB116 as a SAD and a MAD. The SAD design was a single-blind, placebo-controlled, dose escalation trial investigating the safety, PK and PD of single dose RLYB116 in healthy participants. The SAD portion of the Phase 1 trial included five sequential ascending dose cohorts with doses ranging from 2mg up to 300mg, each enrolling eight subjects (six treated with RLYB116 and two with placebo) with a 10 week post-treatment / safety follow-up period. An overview of the clinical trial’s design is illustrated below.

Completed Phase 1 Clinical Trial of RLYB116 in Healthy Participants (Single Ascending Dose)

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

The MAD portion of the Phase 1 trial included an adaptive single-blind design with a 4-week treatment duration to evaluate the safety, tolerability, PK, and PD of RLYB116 with multiple dose SC administration. The MAD portion of the trial included four cohorts: Cohort 1 (weekly dosing of 100 mg), Cohort 2 (three doses of 100 mg the first week followed by weekly dosing), Cohort 3 (150 mg weekly dosing reduced to 125 mg weekly dosing) and Cohort 4 (75 mg twice the first week followed by 100 mg twice per week) with post-treatment / study follow-up for 10 weeks.

Completed Phase 1 Clinical Trial of RLYB116 in Healthy Participants (Multiple Ascending Dose)

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

Based on the results of the RLYB116 Phase 1 trial, we conducted a series of biomarker characterization analyses. These analyses indicate the RLYB116 assay used to measure free C5 in the Phase 1 trial overestimated the levels of free C5 by approximately ten-fold, indicating that RLYB116 produced greater complement inhibition than initially reported. We now believe that RLYB116 has the potential to be an effective treatment for patients with a variety of complement-mediated diseases, including PNH, gMG and APS. We also completed manufacturing process enhancements with a goal of further improving the tolerability of RLYB116. Based on the results of enhanced analytical techniques, including mass spectrometry, these process enhancements have successfully further purified the RLYB116 drug substance. As a result, we believe that RLYB116 will have a favorable tolerability profile at doses at and above those evaluated in the Phase 1 MAD trial. We plan to initiate a RLYB116 confirmatory clinical PK/PD trial in the second quarter of 2025 to demonstrate improved tolerability as well as complete and sustained complement inhibition. This single-blind MAD trial will evaluate a 4-week treatment duration that will include two cohorts of eight participants each. Our current plan is that Cohort 1 will evaluate weekly dosing of 150 mg and Cohort 2 will evaluate weekly dosing of 225 mg with 10 weeks of follow-up after the conclusion of treatment. The planned confirmatory trial is summarized below:

Planned Confirmatory Multiple Ascending Dose Phase 1 Clinical Trial of RLYB116 in Healthy Participants

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

Our research collaboration with EyePoint Pharmaceuticals to evaluate delivery of RLYB114 using EyePoint’s technology for sustained intraocular drug delivery ended in January 2025.

RLYB332 for the treatment of severe anemia with ineffective erythropoiesis and iron overload

In May 2022, we obtained worldwide exclusive rights to RLYB331, a preclinical antibody designed to inhibit MTP-2. The inhibition of MTP-2 significantly increases levels of hepcidin, decreases iron load and treats ineffective erythropoiesis. We believe this molecule has the potential to address a significant unmet need for patients with severe anemias with ineffective erythropoiesis and iron overload, including beta thalassemia and a subset of lower risk MDS. Currently these patients are underserved by the existing standard of care.
In 2024, we completed non-clinical studies that demonstrated favorable tolerability, dose-dependent PK, and sustained PD effects with RLYB332, a long-acting version of RLYB331. These findings, which were presented in a poster at the 66th annual meeting of ASH, support the continued development of RLYB332 as a potentially best-in-class therapeutic for treating diseases of iron overload. Given the potential value of this program, we are currently assessing the most effective way to move this program through preclinical development towards a potential investigational new drug ("IND") application filing.

AI drug discovery collaboration with Recursion

We established a partnership with Exscientia (acquired by Recursion), an AI and machine learning drug discovery company. Our partnership currently consists of a joint venture that is focused on the discovery and development of small molecules for the treatment of patients with rare metabolic diseases. We are targeting ENPP1, an enzyme involved in regulating extracellular levels of pyrophosphate, a natural inhibitor of calcium mineralization in bone formation, for the treatment of patients with HPP.

RE Ventures I, LLC : ENPP1 inhibitor program for the treatment of patients with HPP

We are developing an ENPP1 inhibitor for the treatment of patients with HPP, a rare, potentially life-threatening genetic disease characterized by mutations in the ALPL gene. These mutations lead to diminished activity of the tissue non-specific alkaline phosphatase ("TNSALP") enzyme and the accumulation of PPi, which inhibits bone mineralization causing multiple skeletal pathologies. ENPP1 is a Type II transmembrane glycoprotein that cleaves ATP, producing PPi, and is a major source of PPi production in cells. We believe that controlling inhibition of ENPP1 may reduce PPi levels and restore balance within the bone mineralization process. In 2024, we identified and advanced REV102, an ENPP1 inhibitor for the treatment of patients with HPP. We also presented data at the ASBMR from an early lead ENPP1 inhibitor, REV101, in a mouse model of later-onset HPP demonstrating a 30% reduction in inorganic PPi, a key biomarker that is elevated in HPP and contributes to poor bone mineralization.

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

Strensiq, an enzyme replacement therapy marketed by AstraZeneca plc ("AstraZeneca"), is the only approved therapy to treat patients with perinatal-, infantile-and juvenile-onset HPP. The therapy has been shown to lead to significant improvements in morbidity and mortality in patients with perinatal- and infantile-onset HPP, and improvements in morbidity for patients with juvenile-onset HPP. However, Strensiq has limitations, including its dosing regimen and patient access. Strensiq is administered by SC injection either three or six times per week using a weight-based dosing scale, which can be both onerous and painful for patients.

Our solution: REV102, an ENPP1 small molecule inhibitor
REV102 is an orally available small molecule inhibitor of ENPP1 for the treatment of patients with HPP. We are developing REV102 to be a safe, tolerable, and accessible option for juvenile- and adult-onset HPP patients as either monotherapy or add-on therapy to ERT. We believe that REV102 has the potential to address a significant unmet need for patients and plan to conduct IND-enabling studies in 2025 to support the initiation of a Phase 1 trial in 2026.

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

FNAIT. There are currently no approved therapies for the prevention or treatment of FNAIT. In one frequently used approach to manage pregnancies where the mother is known to have a history of FNAIT, physicians administer high levels of IVIG. Companies that currently market IVIG include ADMA Biologics, Bio Products Laboratory, CSL Behring, Grifols, Kedrion Biopharma, Leadiant Biosciences, Octapharma and Takeda Pharmaceutical Company Limited. In another approach, to treat FNAIT (which is different than Rallybio's approach to prevent FNAIT), Johnson & Johnson is currently evaluating the effectiveness of nipocalimab (compared with placebo) to reduce the risk of FNAIT in women that have a history of at least one prior FNAIT-affected pregnancy.

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

HPP. There is one approved treatment for HPP, asfotase alfa, marketed by AstraZeneca as Strensiq, which is an alkaline phosphotase enzyme replacement therapy, and the only approved therapy for the treatment of perinatal-, infantile- and juvenile-onset HPP. AstraZeneca is developing a second generation enzyme replacement therapy, ALXN-1850 which is currently in clinical development, and Aruvant is developing ARU-2801, an AAV gene therapy currently in preclinical development. There are several companies pursuing ENPP1 small molecule inhibitors for the treatment of cancer, including Angarus Therapeutics, Avammune Therapeutics, Tcino Bioscience, Nanjing Zenshine Pharmaceuticals Co., Ltd. and Stingray Therapeutics, Inc. with all these companies in discovery or preclinical development. Alesta Therapeutics B.V. recently announced work on an ENPP1 small molecule inhibitor for the treatment of patients with HPP.

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

As of March 1, 2025, we owned two patent families that were acquired from Prophylix AS ("Prophylix") and relate to product candidates in our FNAIT prevention program, RLYB211 and RLYB212. The acquired patent family covering RLYB212 and its use in treating and preventing FNAIT includes patents issued or accepted in Australia, Canada, Europe, Israel, Mexico, New Zealand, Russia, and the United States. A patent application in this family is pending in Brazil. The granted patents in this family will expire in 2035, excluding any PTA or PTE that may be awarded. The acquired patent family covering administration of RLYB211 for the prophylactic treatment of FNAIT includes patents issued in the United States, Europe and Canada. The foreign patents and one of the U.S. patents will expire at the end of 2026, while the other U.S. patent expires in November 2030 due to a PTA granted by the USPTO. We own three patent families directed to dosing and administration of RLYB212. Two of these families each include patent applications pending in Australia, Canada, Europe, Israel, Mexico, New Zealand, and the United States. Patents issuing in these two families will have an expiration date of June 2042, excluding any PTA or PTE that may be awarded. The third family is a pending International (PCT) patent application. In addition, we filed and own a patent family directed to assays for quantifying anti-HPA1a antibodies, with patent applications pending in Australia, Brazil, Canada, Europe, Israel, Mexico, New Zealand, South Africa and the United States. We also filed and own a pending International (PCT) application directed to the formulation of RLYB212. In addition, we exclusively in-license certain rights to technology from Versiti Blood Research Institute Foundation, Inc. pertaining to a mouse model of FNAIT.

As of March 1, 2025, we owned two patent families relating to the current product candidates in our complement program, RLYB114 and RLYB116, and certain aspects of their use that were acquired from Sobi. These two patent families currently include five granted U.S. patents and one pending U.S. patent application, with granted patents and/or pending patent applications in more than 25 additional countries worldwide. In the United States, Australia, Canada the European Patent Convention contracting states, and Japan, applications in both patent families have been granted and are scheduled to expire between 2033 and 2034, excluding any PTA or PTE. In addition, we filed and own a family of patent applications directed to dosing and administration of RLYB116 that consists of pending patent applications in Australia, Canada, Europe, Japan, the United States and 22 additional countries. Patents issuing in this patent family will have an expiration date in November 2042, excluding any PTA or PTE that may be awarded. We also filed and own eight pending provisional patent applications directed to methods of treatment of various C5-related conditions by administration of RLYB116. We have also non-exclusively in-licensed certain patent rights relating to our current product candidates from Affibody, including patent rights relating to the Affibody molecule technology and Albumod albumin binding molecule technology.

As of March 1, 2025, we exclusively in-licensed from Kymab Limited certain patent rights to the current product candidate in our iron overload program, RLYB332, as well as back-up compounds. Under the exclusive license, we are managing prosecution of a patent family relating to RLYB332 and the back-up compounds. The patent family currently includes pending patent applications in the United States and in more than 20 other countries/regions, including Australia, Brazil, Canada, China, Eurasia, Europe, India, Japan, Mexico, and Saudi Arabia. In addition, we filed and own a pending International (PCT) patent application family directed to use of RLYB332 for treating pathologies of beta-thalassemia. Further, we have non-exclusively in-licensed from Kymab Limited certain patent rights relating to the development, manufacture, and use of RLYB332 and the back-up compounds.

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

Pursuant to the PLA, we obtained a license to the Affibody platform technology and a particular ABD, in order to further develop and commercialize certain Affibody ligands, which we are now developing as RLYB116 and RLYB114.

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

We are obligated to use commercially reasonable efforts to research, develop and exploit at least one product that contains a compound transferred under the agreement as an active ingredient in each of the United States, European Union ("EU") and Japan.

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

Joint Venture Agreement

In July 2019, we entered into a partnership with Recursion (as successor in interest to Exscientia) and created RE Ventures I, LLC ("REV-I"), which is jointly owned by Recursion and one of our wholly-owned subsidiaries, each a Member and collectively the Members. The joint venture was formed to initiate early-stage drug discovery of orally available small molecules targeting ENPP1 for the treatment of HPP, and thereafter for the future research, development, manufacture, sale and exploitation of any company-owned technology and compounds, including any resulting compound identified by the steering committee of the joint venture.

Under the REV-I operating agreement, we received a 50% interest in the joint venture in exchange for an initial contribution of £0.5 million ($0.6 million, based on the exchange rate at the time). REV-I used this initial capital to fund stage 1 of the ENPP1 program, and we committed to fund additional amounts if costs of stage 1 exceeded the initial funding. In June 2020, REV-I determined that the stage 1 objective of discovering compounds for ENPP1 with a certain potency had been achieved. In 2020, we contributed £ 1.1 million ($1.3 million, based on the exchange rate at the time) and in 2021, we contributed approximately £1.4 million ($2.0 million, based on the exchange rate at the time) to REV-I in support of ongoing Stage 2 development of the ENPP1 program. In 2022, we contributed £0.2 million ($0.3 million, based on the exchange rate at the time), in 2023, we contributed £1.8 million ($2.3 million, based on the exchange rate at the time) and in 2024 we contributed £1.6 million ($2.0 million, based on the exchange rate at the time) to REV-I in support of ongoing development of the ENPP1 program. The board of managers of REV-I may determine from time to time that additional capital is necessary or appropriate to enable REV-I to conduct its activities, and may seek (but not require) additional capital contributions from the Members.

In the event that either Member does not fund a portion of committed additional amounts, the other Member may contribute the unfunded amount and the respective membership interests in REV-I will be adjusted accordingly.

A steering committee is responsible for oversight of REV-I’s research and deployment plans as well as intellectual property and regulatory matters. A two-person board of managers manages the business and affairs of REV-I and is responsible for all management and other responsibilities not specifically reserved to the steering committee or to the Members. Each Member designates one member to the board.

Each Member is subject to customary restrictions on its transfer of interests in REV-I, including a right of first refusal, co-sale right and drag-along provision.

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

Collaboration Agreement with Johnson & Johnson
In April 2024, through Rallybio IPA, we entered into a collaboration agreement (the “J&J Collaboration Agreement”) with Johnson & Johnson, through its wholly-owned subsidiary, Momenta Pharmaceuticals, Inc. (“J&J”). Under the J&J Collaboration Agreement, the Company and J&J will advance therapeutic solutions for pregnant individuals at risk of FNAIT. The Company will share certain aggregated, anonymized data with J&J, collected from the Company’s FNAIT natural history study and the Company’s Phase 2 FNAIT clinical trial, where the Phase 2 data will be restricted to certain natural history data in support of the FNAIT natural history study. The Company also agreed to disseminate information to its FNAIT study sites related to J&J’s and its affiliates’ research and development of complementary therapeutic approaches aimed at reducing the risk of FNAIT.

Under the terms of the J&J Collaboration Agreement, J&J made an upfront payment of $0.5 million. The Company is also eligible to receive additional payments of up to an aggregate of $3.7 million, based upon certain triggers relating to the FNAIT studies and the Company’s activities under the agreement.

The J&J Collaboration Agreement expires in April 2026. The Company may terminate the agreement upon J&J’s material breach, the Company’s decision to discontinue an FNAIT study, or during a certain part of the term if the Company determines for any reason that termination of the agreement is in the best interests of the Company. J&J may terminate the agreement upon the Company’s material, uncured breach, upon the Company’s decision to discontinue an FNAIT study, documented failure of the Company to conduct its FNAIT studies in accordance with applicable law and J&J’s decision to discontinue its FNAIT studies.

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

We do not have any current contractual relationships for the manufacture of commercial supplies of any of our product candidates if they are approved by the regulatory authorities, and we intend to enter into agreements with a CMO and plans for one or more back-up manufacturers for the commercial production of our product candidates as they near phase 3 clinical trials.

Any products to be used in clinical trials and any approved product that we may commercialize will need to be manufactured in facilities, and by processes, that comply with the FDA’s current Good Manufacturing Practice ("cGMP") requirements and comparable requirements of the regulatory agencies of other jurisdictions in which we are seeking approval. We currently employ internal resources to manage our CMOs. We believe that RLYB212, RLYB116, REV102 and RLYB332 can be manufactured through reliable and reproducible biologic and chemical processes from readily available starting materials. We believe that our manufacturing processes are amenable to scale-up and will not require unusual or expensive equipment. We expect to continue to develop, on our own or with our collaborators, product candidates that can be produced cost-effectively at contract manufacturing facilities.

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
•submission to the FDA of an IND application, which must become effective before human clinical trials may begin ;
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
•satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the drug or biologic and its respective finished product is produced ;
•satisfactory completion of any FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data submitted in support of the NDA or BLA; and
•FDA review and approval of the NDA or BLA.

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

Human clinical trials to evaluate therapeutic indications to support NDAs and BLAs for marketing approval are typically conducted in three sequential phases that may overlap or be combined:

•Phase 1: The product candidate is initially introduced into human subjects, who are commonly healthy volunteers, and tested for safety, dosage tolerance, absorption, metabolism, distribution, and excretion, and if possible, to gain early evidence for effectiveness.
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

Concurrent with clinical trials, companies usually complete additional non-clinical studies and must also develop additional information about the physical characteristics of the drug or biological product and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality, potency and purity of the final drug or biological product. For biological products in particular, the PHSA emphasizes the importance of manufacturing controls for products whose attributes cannot be precisely defined in order to help ensure safety, purity and potency.

Marketing Application Submission and FDA Review

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, controls ("CMC") and proposed labeling, are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. The fee required for the submission of an NDA or BLA under the Prescription Drug User Fee Act ("PDUFA") is substantial (for example, for fiscal year 2025 this application fee is approximately $4.3 million), and the sponsor of an approved NDA or BLA is also subject to an annual program fee, currently more than $403,000 per program. These fees are typically adjusted annually, but exemptions and waivers may be available under certain circumstances. No user fee is required for orphan drug product applications, except when an application also includes an indication for a non-rare disease or condition.

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

Additionally, the FDA may refer any NDA or BLA, including applications for novel product candidates which present difficult questions of safety or efficacy, to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations when making final decisions on approval. The FDA also may require submission of a Risk Evaluation and Mitigation Strategy ("REMS"), if it determines that a REMS is necessary to ensure that the benefits of the drug outweigh its risks and to assure the safe use of the drug or biological product. If the FDA concludes a REMS is needed, the sponsor of the NDA or BLA must submit a proposed REMS and the FDA will not approve the NDA or BLA without a REMS.

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

The FDA reviews an NDA or BLA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. The approval process is lengthy and often difficult, and the FDA may refuse to approve an NDA or BLA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. After evaluating the application and all related information, the FDA may issue either an approval letter or a Complete Response Letter ("CRL"). An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If a CRL is issued, the applicant may either resubmit the NDA or BLA addressing all of the deficiencies identified in the letter or withdraw the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA or BLA, the FDA will issue an approval letter.

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

Regulation of Combination Products

Certain products may be comprised of components, such as drug or biologic components and device components that would normally be regulated under different types of regulations, and frequently by different centers at the FDA. These products are known as combination products. We expect to rely on a delivery system, such as pre-filled syringes, pen-injectors and/or autoinjectors to deliver certain of our product candidates. Although we have not yet selected the delivery system to use for administration of such product candidates, including RLYB116, we expect that, if approved, any such product candidate would be regulated as a combination product, because it is composed of both a drug or biological product and a delivery system “device.”

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

FDA regulations require that drug and biological products be manufactured in specific approved facilities and in accordance with cGMP. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. The manufacturing facilities for our product candidates must meet cGMP requirements and satisfy the FDA or comparable foreign regulatory authorities’ satisfaction before any product is approved and our commercial products can be manufactured. In addition, for any of our product candidates that include a device delivery system, the device component will be subject to aspects of the Quality System Regulation ("QSR") applicable to medical devices. Manufacturers of drug-device combination products may either opt to comply with all quality regulations governing each component of the product separately, or may take a “streamlined approach” to cGMP that allows the manufacturer to demonstrate compliance with the drug cGMP along with compliance with several specific provisions from the device QSR—namely, management responsibility, design controls, purchasing controls, corrective and preventive action, installation, and servicing, as applicable.

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

RLYB212 has been granted orphan drug designation by the FDA for the prevention of FNAIT.

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

In order to receive a rare pediatric disease priority review voucher upon BLA or NDA approval, the product must receive designation from the FDA as a drug for a rare pediatric disease prior to submission of the marketing application. A “rare pediatric disease” is a disease that is serious or life-threatening, in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years and affects fewer than 200,000 people in the United States, or affects more than 200,000 people in the United States but there is no reasonable expectation that the cost of developing and making available in the United States a drug for such disease or condition will be recovered from sales in the United States of such drug. In addition to receiving rare pediatric disease designation, in order to receive a rare pediatric disease priority review voucher, the NDA or BLA must be given priority review, rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population, not seek approval for a different adult indication in the original rare pediatric disease product application and be for a drug that does not include a previously approved active ingredient. In addition, under current statutory sunset provisions, even if a marketing application meets all of these requirements, FDA may only award a voucher prior to September 30, 2026 and only if the approved product received rare pediatric disease drug product designation prior to December 20, 2024.

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

For novel drugs and biologics, a companion diagnostic device and its corresponding therapeutic must be approved or cleared contemporaneously by the FDA for the use indicated in the therapeutic product’s labeling.

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to a product candidate to obtain PMA simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing, and labeling. PMA applications are subject to an application fee, which for fiscal year 2025 is approximately $540,000.

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

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also maintain establishment registration and device listings with the FDA. In addition, device manufacturers are subject to FDA’s medical device reporting regulations, which require that a manufacturer report certain adverse events and device malfunctions to the FDA, and FDA’s correction and removal reporting regulations, which require that manufacturers report to the FDA corrections or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QSR, which covers the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging, and shipping of medical devices. Device manufacturers are also subject to inspection by the FDA.

Regulation Outside of the United States

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product candidate, we must obtain approval from the comparable regulatory authorities of foreign countries or economic areas, such as the EU, before we may commence clinical trials or market products in those countries or areas.

Until recently, the EMA and the European Commission ("EC") were responsible for approving new medicines for supply in Northern Ireland according to the Northern Ireland Protocol. From January 1, 2025, in accordance with the “Windsor Framework,” all new medicines for the UK market, including Northern Ireland, will be authorized by the MHRA and UK packaging must carry a clearly legible ‘UK only’ to be allowed onto the UK market. The International Recognition Procedure provides the framework for the MHRA to take into account assessments of medicinal products conducted by trusted regulatory authorities in Australia, Canada, Switzerland, Singapore, Japan, the United States and the EU when assessing applications for marketing authorization.

With the exception of the EU EEA applying harmonized regulatory rules for medicinal products, the approval process and requirements governing the conduct of clinical trials, product licensing, and pricing and reimbursement vary greatly between countries and jurisdictions and can involve additional testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

European Union Drug Development, Review and Approval

In the EU, our product candidates will be subject to extensive regulatory requirements. As in the United States, medicinal products can be marketed only if a marketing authorization ("MA") is granted by a competent regulatory agency. Similar to the United States, the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls.

In the EU, clinical trials are primarily regulated by Regulation (EU) No 536/2014 (the “CTR”).

The CTR requires sponsors to submit one clinical trial authorization (“CTA”) application via the Clinical Trials Information System, which will then be reviewed by the competent regulatory agency selected by the sponsor to lead the validation and evaluation of the application. If successful, the resulting CTA would cover all EU Member States concerned by the application. However, a concerned Member State may in limited circumstances declare an “opt-out” from an approval and prevent the clinical trial from being conducted in such Member State. In addition to a CTA, sponsors of clinical trials conducted in the EU must also obtain a positive opinion on the clinical trial from a research ethics committee in each Member State where the trial will be conducted.

Combination Products

Product candidates that incorporate a medical device for the administration of the medicinal product, and which are intended to be commercialized as a single integral product used exclusively in the given combination, will be regulated by Directive 2001/83/EC or Regulation (EC) 726/2004 as a medicinal product. However, the medical device component must satisfy the general safety and performance requirements under applicable EU law governing general medical devices. Proof of such must be included in an application for MA for the combination product. In particular, to the extent the device component has already been conformity assessed and a European Conformity (“CE”) mark affixed, the certificate of conformity issued by the Notified Body must be provided in the MA application dossier. Where the medical device component has not already been CE marked, the MA application dossier must include an opinion issued by a notified body on the conformity of the device component against the relevant general safety and performance requirements set out in Annex I of Regulation (EU) 2017/745.

EU regulatory regime contemplates that MAs can be granted either centrally or nationally, albeit through mutual recognition or decentralized procedure.

Centralized Procedure

The centralized procedure is compulsory for: medicinal products produced by biotechnology; orphan medicinal products; advanced-therapy medicinal products such as gene-therapies; and medicinal products containing new active substances and which are indicated for the treatment of HIV, AIDS and immune dysfunctions, cancer, neurodegenerative diseases, diabetes, autoimmune and other immune dysfunctions, and viral diseases. The centralized procedure is optional for other medicines containing a new active substance, which constitute a significant therapeutic, scientific or technical innovation, or which are in the interest of public health in the EU. Under the centralized procedure, a single MA application is submitted to the EMA where it will be evaluated by its advisory committee, the Committee for Medicinal Products for Human Use (the “CHMP”). Under the centralized procedure, the maximum timeframe for the evaluation of a MA application by the EMA is 210 days, excluding clock stops. Clock-stops allow the applicant the necessary time to provide additional information in response to questions raised by the CHMP. The clock-stops considerably extend the time taken by the CHMP to complete the evaluation of a MA application. The EMA will then provide the EC with an opinion on whether the medicinal product should be approved. Ordinarily, within 67 days of receipt of a positive scientific opinion from the EMA, the EC will adopt single MA an implementing decision on granting a centralized marketing authorization. A centralized MA is valid for all EU member states and, by extension (after taking the corresponding national implementing measures), in Norway, Iceland and Liechtenstein.

National Procedure

The purely national procedure results in a MA in a single EU Member State. This route is available for products not falling within the mandatory scope of the centralized procedure.

Decentralized Procedure

The decentralized procedure allows national MA applications in respect of medicinal products not authorized in the EU/European Economic Area ("EEA") to be submitted simultaneously in multiple EU member states. This is in contrast to the mutual recognition procedure, which applies if the product has been authorized in at least one EU member state on a national basis, and the applicant seeks approval progressively of the same medicinal product in one or more EU member state(s). Both the decentralized and mutual recognition procedures provide for approval by one or more “concerned” member state(s) based on an assessment of an application performed by one “reference” member state. Under the decentralized procedure, an applicant submits an application, accompanied by a dossier, containing the requisite scientific data, and related materials to the reference member state and concerned member state(s). The reference member state prepares a draft assessment and drafts of the related materials within 120 days of the receipt of a valid application. Within 90 days of receiving the reference member state’s positive assessment report, each concerned member state must approve the assessment report and related materials, unless they identify a potential serious risk to public health.

Mutual Recognition Procedure

Under the mutual recognition procedure, the concerned member state(s) have a 90-day period to recognize the MA in the reference member state. The decentralized procedure contemplates a single clock-stop at day 105 for applicants to address questions raised by the reference member state and concerned member states, which may extend the process for completing the assessment procedure.

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

Conditional Marketing Authorization

In specific circumstances, Regulation (EC) No 726/2004 (as amended) enables applicants to obtain a conditional MA prior to obtaining the comprehensive clinical data required for an application for a full MA. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if (1) the product candidate is intended for the treatment, prevention or medical diagnosis of seriously debilitating or life-threatening diseases; (2) the drug candidate is intended to meet unmet medical needs of patients; (3) a MA may be granted prior to submission of comprehensive clinical data provided that the benefit of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required; (4) the risk-benefit balance of the product candidate is positive, and (5) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data. A conditional MA requires specific obligations to be fulfilled by the MA holder, including obligations with respect to the completion of ongoing or new studies and with respect to the collection of pharmacovigilance data. Conditional MAs are valid for one year, and can be renewed annually, if the risk-benefit balance remains positive, and after a satisfactory assessment of benefit: risk balance and progress in fulfilling the specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional MA.

Pediatric Studies

In the EEA, companies developing a new medicinal product must agree upon a pediatric investigation plan (“PIP”), with the EMA’s Pediatric Committee (“PDCO”) and must conduct pediatric clinical trials in accordance with that PIP, unless a waiver applies. The PIP sets out the timing and measures proposed for the generation of data to support a pediatric indication of the drug for which a MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults or other age groups not covered by the agreed PIP. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO in circumstances where the medicinal product or the product class is likely to be ineffective or unsafe in part or all of the pediatric population; or the disease or condition occurs only in adult populations, or the specific medicinal product does not represent a significant therapeutic benefit over existing treatments in pediatric patients. Products that are granted a MA with the results of the pediatric clinical trials conducted in accordance with the PIP (even where such results are negative) are eligible for a six month extension to their supplementary protection certificate. In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. This pediatric reward is subject to the condition that the results are provided in respect of all studies in compliance with the agreed PIP.

European Union Regulatory Data Exclusivity

In the EU, new products containing a new active substance (so called “reference medicinal products”) qualify for eight years of data exclusivity and an additional two years of marketing exclusivity upon grants of a MA. The data exclusivity period prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference medicinal product when applying for a generic or biosimilar MA in the EU. The marketing exclusivity period prevents a successful generic or biosimilar MA applicant from commercializing its product in the EU until ten years have elapsed from the initial authorization of the reference medicinal product in the EU. The ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

European Union Orphan Designation and Exclusivity

The criteria for designating an orphan medicinal product in the EU are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if it is intended for the diagnosis, prevention or treatment of a life- threatening or chronically debilitating condition, which either (a) affects not more than five in 10,000 persons in the EU when the application is made, or (b) , without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment. In each case, there can exist no satisfactory method of diagnosis, prevention or treatment of such condition authorized in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. The term ‘significant benefit’ is defined in Regulation (EC) 847/2000 to mean a clinically relevant advantage or a major contribution to patient care.

Orphan medicinal products are upon grant of a MA, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten-year market exclusivity period, the EMA or the competent authorities of the Member States of the EEA, cannot accept an application for a MA for a similar medicinal product for the same indication. A similar medicinal product is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The application for orphan designation must be submitted before the application for MA. The applicant will receive a fee reduction for the MA application if the orphan designation has been granted, but not if the designation is still pending at the time the MA is submitted. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The ten-year market exclusivity in the EU may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, MA may be granted to a similar product for the same indication at any time if:

•the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;
•the applicant consents to a second orphan medicinal product application; or
•the applicant cannot supply enough of the orphan medicinal product.

An equivalent regime is reflected in domestic law in the UK. Under the UK regime, however, orphan designations are not granted and instead a decision is made at the point of marketing authorization grant.

RLYB212 has been granted orphan drug designation by the EMA for the prevention of FNAIT.

Priority Medicines Designation

Developers of innovative medicinal product can apply to the EMA for access to the Priority Medicines ("PRIME") program. A medicinal product will be accepted onto the PRIME scheme if the EMA determines that the available preliminary data demonstrate the medicinal product’s potential to address an unmet medical need and bring a major therapeutic advantage to patients. As part of the program, EMA provides early and enhanced dialogue and support to optimize the development of eligible medicines and speed up their evaluation, aiming to bring promising treatments to patients sooner. Rallybio anticipates that it will request PRIME designation for certain of our product candidates.

Periods of Authorization and Renewals

In general, an initial MA is valid for five years and may be renewed on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To this end, the MA holder must provide the EMA or the competent authority with a consolidated version of the file in respect of the medicinal product’s quality, safety and efficacy, including all variations introduced since the MA was granted, at least nine months before the MA ceases to be valid. Once renewed, the MA is generally valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal.

In accordance with the sunset clause, any authorization which is not followed by the actual placing of the drug on the EU market (in case of centralized procedure) or on the market of the authorizing member state (in the case of the national, decentralized and mutual recognition procedures) within three years after the MA is granted will cease to be valid.

Brexit and the Regulatory Framework in the United Kingdom

The UK formally left the EU on January 31, 2020, and after the expiry of the transition period on December 31, 2020, became a “third country” for the purposes of EU law. At present, the regulatory regime in the UK broadly aligns with EU regulations. However, it is possible that the regime may diverge in the future. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the UK in the long-term.

The EU and the UK concluded a trade and cooperation agreement (“TCA”), which was applied provisionally from January 1, 2021 and entered into force on May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of the outcomes of GMP inspections and GMP documents. However, the TCA does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations.

Rest of the World Regulation

For other countries outside of the EU and the United States, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from jurisdiction to jurisdiction. Additionally, the clinical trials must be conducted in accordance with current good clinical practice requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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

In the United States, third-party payors include government healthcare programs, such as Medicare and Medicaid, private health insurers, managed care plans and other organizations. These third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services, including biopharmaceutical products. Significant uncertainty exists regarding coverage and reimbursement for newly approved healthcare products. Seeking coverage and reimbursement is time consuming and expensive. We may need to conduct expensive pharmacoeconomic studies to demonstrate the medical necessity and cost-effectiveness of our products, which would be in addition to the studies required to obtain FDA regulatory approvals. Third-party payors may take into account clinical practice guidelines in determining coverage and there may be significant delays before our products are addressed by such guidelines and we cannot predict what position such guidelines would take with respect to our products if and when addressed. Coverage and reimbursement varies across third-party payors. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication, or utilize other mechanisms to manage utilization (such as requiring prior authorization for coverage for a product for use in a particular patient). Limits on coverage may impact demand for our products. Even if coverage is obtained, third-party reimbursement may not be adequate to allow us to sell our products on a competitive and profitable basis. As a result, we may not be able to maintain price levels high enough to realize an appropriate return on investment in product development.

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

Regulation (EU) 2021/2282 on health technology assessment (the “HTA Regulation”) entered into force on January 11, 2022 and will apply from January 12, 2025. Given the increasing use of HTA to guide market access in EU member states, the HTA Regulation seeks to achieve three legislative objectives: to promote convergence in HTA tools, procedures and methodologies; to ensure efficient use of resources and strengthen the quality of HTA across the EU and to improve business predictability. From January 15, 2025, all new oncology medicines and advanced therapy medicinal products (i.e. gene and cell therapies and tissue engineered products) will be assessed at EU level through the Joint Clinical Assessment procedure (“JCA”), which forms part of an HTA and evaluates the relative clinical effectiveness of a new health technology against one or more other health technologies. Importantly, the outcomes of JCAs are not binding on national HTA bodies which may draw their own conclusions on the clinical added value of a new technology. From January 13, 2028, all new orphan medicinal products will be subject to JCA. From January 13, 2030, all new medicines will come under the scope of the HTA Regulation. The HTA Regulation established the Coordination Group on

HTA (the “HTACG”) consisting of representatives of EU member states, mainly from HTA authorities or bodies. The HTACG’s remit is to coordinate and adopt the joint HTA work carried out by its subgroups within the scope of the HTA Regulation and to adopt methodological and procedural guidance documents for joint work, including JCAs.

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
•federal laws that require pharmaceutical manufacturers to calculate, report and certify certain complex product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;
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
•analogous state laws and regulations, including: state anti-kickback and false claims laws; state laws requiring pharmaceutical companies to comply with specific compliance standards, restrict financial interactions between pharmaceutical companies and healthcare providers or report information related to payments to health care providers, marketing expenditures or drug prices; state laws regulating the manufacture and distribution of biopharmaceutical products; and state laws governing privacy, security and breaches of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and
•laws and regulations prohibiting bribery and corruption, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (the "FCPA") which, among other things, prohibits U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations or foreign government-owned or affiliated entities, candidates for foreign public office, and foreign political parties or officials thereof.

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

Health Care Reform in the United States and Potential Changes to Health Care Laws

Health care reform has been a significant trend in the U.S. health care industry and elsewhere. In particular, government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services. Health care reform, specifically reform addressing pricing and payment for drugs, has been an ongoing focus and is likely to continue under the Trump Administration. A number of healthcare reforms involving drugs have been successfully implemented, including reforms related to Medicare payment for drugs and manufacturer rebate obligations under the Medicaid Drug Rebate Program.

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

There have been several developments in recent years with respect to U.S. state data privacy laws. For example, the California Consumer Privacy Act of 2018, as amended and supplemented by the California Privacy Rights Act (collectively, “CCPA”) imposed many requirements for the collection, processing, and sharing of personal information of California residents. The CCPA contains significant penalties for companies that violate its requirements and provides California residents a private right of action, including the ability to seek statutory damages, in the event of a breach involving their personal information. Similar omnibus privacy laws have been proposed or passed in more than half of the states in the United States and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the United States. In addition, Washington state enacted the My Health, My Data Act, a health-focused consumer privacy law, which took effect in March 2024. This law imposes obligations related to the collection and sharing of certain health-related information that is not subject to HIPAA and that does not fall within certain other exceptions in the law. Other states have enacted, or are in the process of enacting, similar health-focused consumer privacy laws. Also of note, in June 2024, the Protecting Americans’ Data from Foreign Adversaries Act of 2024 took effect. This law prohibits data brokers from making available certain personally identifiable sensitive data of U.S. individuals to “foreign adversary” countries, such as the People’s Republic of China (the “PRC”), and entities controlled by such countries. Additionally, in January 2025, the U.S. Department of Justice published a final rule implementing President Biden’s Executive Order 14117, “Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern.” This final rule prohibits certain data brokerage transactions and transactions involving certain bulk human ‘omic data, including human genomic data and biospecimens from which such data can be derived, with restricted persons and jurisdictions, such as the PRC. The final rule also places restrictions on certain vendor, employment and investment agreements with such jurisdictions. Most provisions of the final rule are scheduled to take effect in April 2025. These restrictions may affect our ability to engage in collaborations or license agreements with entities in restricted countries or with a nexus to such countries going forward. Compliance with evolving U.S. privacy and security laws, requirements and regulations may result in cost increases due to necessary systems changes, new limitations or constraints on our business models and the development of new administrative processes.

General Data Protection Regulation
Many countries outside of the United States maintain rigorous laws governing the privacy and security of personal information. For example, the collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the EEA, and the processing of personal data that takes place in the EEA, is subject to the General Data Protection Regulation ("GDPR"), which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, and it imposes heightened requirements on companies that process health and other sensitive data, such as requiring in many situations that a company obtain the consent of the individuals to whom the sensitive personal data relate before processing such data and imposing strict rules regarding the transfer of personal data to countries outside the EEA, including the United States. The GDPR permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million, or 4% of annual global revenues, whichever is greater, and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR. These laws and similar privacy laws enacted by other countries may further increase our costs of compliance and expose us to greater legal risk.

Employees and Human Capital Resources

Our employees are driven by our mission to identify and accelerate the development of transformative therapies for patients with rare disorders. We believe that our deep commitment to high ethical and professional standards is fundamental to our mission, and we are determined to build a culture that empowers a skilled and experienced workforce to perform at the highest levels. We commit our resources and make investments, including through recruiting, training and collaboration, to promote the culture that we desire, and we expect our employees to embrace the Company’s values and culture in all that we do.

As of December 31, 2024, we employed 25 full-time employees. Of our full-time employees, 14 employees are engaged in new product sourcing through business development, research, manufacturing, product development and clinical development, and 11 are engaged in executive, finance, human resources, legal and other administrative functions. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

Rallybio was founded in 2018. Rallybio Holdings, LLC ("Rallybio Holdings") was formed in Delaware in March 2018 and Rallybio IPD, LLC was formed in Delaware in May 2020. On June 30, 2021, Rallybio IPD, LLC was converted into a Delaware corporation and changed its name to Rallybio Corporation.

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

Available Information

Our Internet address is https://www.rallybio.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act”) are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). In addition, our filings with the SEC may be accessed through the SEC’s

Interactive Data Electronic Applications system at https://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.
Item 1A. Risk Factors.
You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes appearing in this Annual Report on Form 10-K and the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Negative consequences from these risks could harm our business, prospects, operating results and financial condition or cause the trading price of our common stock to decline. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. See “Cautionary Note Regarding Forward-Looking Statements.”

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
We are a clinical-stage biotechnology company with a limited operating history. As a result, we are not profitable and we have incurred significant operating losses since inception, including net losses of $57.8 million and $74.6 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $293.0 million. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to gain regulatory approval and become commercially viable. Since inception, we have devoted substantially all of our resources to raising capital, conducting discovery and research activities, acquiring product candidates, establishing and protecting our intellectual property, preparing for and conducting clinical trials, and establishing arrangements with third parties for the manufacture of our product candidates. We do not have any product candidates approved for sale and have not generated any revenue from product sales.

We expect to incur significant additional operating losses in the foreseeable future as we advance our programs and operate our business. The costs of advancing product candidates through each clinical phase tend to increase substantially over the duration of the clinical development process. The total costs to advance a single product candidate to marketing approval in even a single jurisdiction are substantial. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to generate revenue from the commercialization of any product candidates or achieve or maintain profitability. Our expenses will increase substantially if and as we:

▪advance our Phase 2 clinical trial for RLYB212, and any other studies to support our development program and related regulatory submissions for RLYB212;

▪plan for and conduct any future clinical trials for any of our other product candidates, including the planned RLYB116 confirmatory clinical PK/PD trial;

▪seek regulatory approvals for RLYB212, RLYB116 and any other product candidates, as well as for any related companion diagnostic, if required;

▪advance our discovery and preclinical development activities for our product candidates;

▪discover and develop additional product candidates;

▪hire additional clinical, scientific, and commercial personnel;

▪acquire or in-license other product candidates or technologies;

▪maintain, expand, and protect our intellectual property portfolio;

▪secure manufacturing sources and supply chain capacity sufficient to produce adequate clinical and commercial quantities of our product candidates; and

▪establish a sales, marketing, and distribution infrastructure to commercialize our products, if approved.

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

Each of our product candidates will require additional preclinical and/or clinical development, regulatory approval in multiple jurisdictions, the securing of clinical and commercial manufacturing supply, the building of a commercial organization, and substantial investment before we generate any revenue from product sales. As a result, we expect to continue to incur net losses and negative cash flows in the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. If we are unable to develop and commercialize one or more product candidates, either alone or through current or future collaborations, or if revenues from any product that receives marketing approval are insufficient, we will not achieve profitability. Even if we successfully commercialize RLYB212, RLYB116 or any of our other product candidates, we may continue to incur substantial research and development and other expenses to develop other current or future product candidates. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis or meet outside expectations for our profitability. Our failure to become and remain profitable would decrease the value of the Company and could impair our ability to raise capital, maintain our research and development efforts, expand our business, execute our business plan or continue our operations.

We will require significant additional capital to fund our operations. If we fail to obtain necessary financing, we may not be able to complete the development or commercialization of RLYB212, RLYB116 or any other product candidate. Due to our limited resources and access to capital, we may decide to prioritize development of certain product candidates, the choice of which may prove to be wrong and adversely affect our business.
We expect to spend significant amounts of capital to complete the development of, and if approved, commercialize, one or more product candidates, including RLYB212 and RLYB116. We are obligated to make certain payments under our agreements with Affibody, Prophylix, Sobi, and Sanofi, including milestone and royalty payments in connection with achievement of certain development and commercial milestones as well as the sale of resulting products under such agreements. We may also spend significant capital to develop laboratory tests, and if required by the FDA or other healthcare agencies, one or more companion diagnostics, to identify patients for inclusion in our clinical trials or who are likely to respond to our product candidates.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of December 31, 2024, will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2026. This estimate and our expectation to advance the preclinical and clinical development of RLYB212, RLYB116, and any other product candidates are based on assumptions that may prove to be wrong, or we may be subject to changing circumstances. We could exhaust our available capital resources sooner than we expect. Our business is subject to numerous risks and uncertainties, and we may be unable to accurately estimate the actual amount of funds we will require for development and commercialization of our product candidates. Our future capital requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

▪the cost and timing of the manufacture and supply of non-clinical, clinical and commercial quantities of RLYB212, RLYB116 and our other product candidates;

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

▪our ability to maintain our collaborations with Recursion (as successor in interest to Exscientia) and AbCellera on favorable terms and establish new collaborations;

▪the extent to which we in-license or acquire additional product candidates or technologies; and

▪the costs of operating as a public company.

We will require significant additional capital, which we may raise through equity offerings, debt financings, marketing and distribution arrangements, strategic alliances and licensing arrangements or other sources. Depending on our business performance, the economic climate and market conditions, we may be unable to raise additional funds when needed on favorable terms, or at all. Furthermore, pursuant to General Instruction I.B.6 to Form S-3 (“Instruction I.B.6”), a company with a public float of less than $75 million measured at certain time periods may not issue securities under Registration Statements on Form S-3 in excess of one-third of its public float in a 12-month period. For purposes of the prior sentence, “public float” means the aggregate market value of a company’s shares held by non-affiliates. We are subject to the limitations of Instruction I.B.6,which may limit the amount of funds we can raise using Registration Statements on Form S-3. Moreover, uncertain geopolitical events, such as the war in Ukraine and conflict in Israel, have impacted the global economy, and a severe or prolonged economic downturn could result in a variety of challenges for our business, including disruptions in the financial markets, which could adversely impact our ability to raise additional capital when needed or on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may need to significantly delay, scale back or discontinue the development of one or more of our product candidates or the commercialization of any product that may be approved for marketing, or we could be forced to discontinue operations. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts.

Because we have limited financial resources, we have focused and may continue to focus on a limited set of research programs and product candidates and for a limited set of indications. We may forego or delay pursuit of opportunities with certain other product candidates or for other indications that could have greater commercial potential or a greater likelihood of success. Our capital allocation decisions may cause us to fail to realize value from, or advance, viable commercial products or profitable market opportunities.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our intellectual property or product candidates.
Until such time, if ever, as we generate significant revenue from product sales, we expect to finance our operations through the sale of equity, debt financings, collaborations, strategic alliances and licensing arrangements or other sources. We do not currently have any committed external source of funds. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

To the extent that we raise additional capital through the future sale of equity or convertible debt securities, including sales of our common stock pursuant to the Sales Agreement with Cowen and Company, LLC, each shareholder's ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect their rights as a common stockholder. In addition, debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and we may need to dedicate a substantial additional portion of any operating cash flows to the payment of principal and interest on such indebtedness. Any future indebtedness, combined with our other financial obligations, could increase our vulnerability to adverse changes in general economic, industry and market conditions, limit our flexibility in planning for, or reacting to, changes in our business and the industry and impose a competitive disadvantage compared to our competitors that have less debt or better debt servicing options. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may be required to relinquish valuable rights to our intellectual property, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate development or future commercialization efforts for one or more of our product candidates.

We have a limited operating history and no history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability.
Rallybio was founded in January 2018 and our operations to date have been limited primarily to research and development activities, and raising capital. We have not yet demonstrated the ability to successfully complete a large-scale, pivotal clinical trial, obtain marketing approval, manufacture a commercial-scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

▪potential advantages that our competitors and potential competitors may have in developing and commercializing competing products, securing funding for or obtaining the rights to critical intellectual property;

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
We have incurred substantial NOLs during our history. To the extent that we continue to generate taxable losses, unused losses will carry forward and can be used to offset future taxable income, if any, until such unused losses expire. NOLs generated in taxable years beginning after December 31, 2017 are not subject to expiration. Federal NOLs generated in taxable years beginning after December 31, 2017 generally may not be carried back to prior taxable years. The deduction for NOLs arising in taxable years beginning after December 31, 2017 is generally limited to 80% of current year taxable income. We also have substantial federal and state research and development and other tax credit carryforwards. These tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOLs and tax credit carryforwards to offset future taxable income. Some of our historical NOLs may be subject to annual limitations on our ability to use them due to prior ownership changes. Additionally, we may experience such ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. If we undergo an ownership change, our ability to use our NOLs and income tax credit carryforwards could be further limited. For these reasons, we may not be able to use a material portion of our NOLs or tax credit carryforwards, even if we attain profitability.

Risks Related to Discovery, Development, Clinical Testing, Manufacturing, Marketing Approval and Commercialization

We are heavily dependent on the success of RLYB212 and RLYB116, which are in early-stage clinical development. If we are not able to develop, obtain marketing approval for, or successfully commercialize our product candidates, or if we experience significant delays in doing so, our business will be materially harmed.
Our lead programs are in early-stage clinical development and we do not currently have any products that generate revenues or any other sources of revenue. To date, we have invested a significant portion of our efforts and financial resources in the development of RLYB212 for the prevention of FNAIT and the development of RLYB116. Our future success is substantially dependent on our ability to successfully complete preclinical and clinical development for, obtain marketing approval for, and successfully commercialize, our product candidates, which may never occur. None of our product candidates are approved for commercial sale and we may never be able to develop a marketable product.

Before obtaining marketing approvals for the commercial sale of our product candidates, we must demonstrate the safety and efficacy of our product candidates for use in each target indication through lengthy, complex and expensive preclinical studies and clinical trials. Failure can occur at any time during the preclinical study and clinical trial processes. Because our product candidates are in an early stage of development, there is a high risk of failure, and we may never succeed in developing marketable products. Our ability to generate product revenue will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. Ongoing and future preclinical studies and clinical trials of our product candidates may not show sufficient safety or efficacy or be of sufficient quality to obtain or maintain marketing approvals. There can be no assurance that any of our product candidates, even if approved, will prove to be commercially viable therapeutics.

RLYB212 and RLYB116 are designed for SC self-administration. The formulation or physical properties of RLYB212 and RLYB116 may ultimately be determined to be inadequate to support this route of administration. If SC administration is not feasible, then we may need to identify additional formulations or routes of administration, which could delay initiation of our future clinical trials or commercialization and result in significant additional costs. Further, alternative formulations and routes of administration may be required to differentiate our product candidates from competitors and/or secure access to support successful commercialization.

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

▪receipt of marketing approvals from applicable regulatory authorities for our product candidates, and if required, in vitro diagnostic devices including companion diagnostics;

▪our ability to successfully utilize certain delivery systems, such as pre-filled syringes ("PFSs"), pen-injectors and/or autoinjectors, for certain of our product candidates and to obtain marketing approval of any such drug/device combination product;

▪the outcome, timing, and cost of meeting regulatory requirements, including any post-marketing commitments, established by the FDA, EMA and other comparable foreign regulatory authorities;

▪establishing commercially viable arrangements with third-party manufacturers for clinical and commercial supply;

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

If we do not successfully address one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to commercialize our product candidates, which would materially harm our business. Due to the uncertain and time-consuming clinical development and marketing approval process, we may not successfully develop any of our product candidates and may choose to discontinue the development of any of our product candidates prior to receiving marketing approval. If we discontinue development of a product candidate, we will not receive anticipated revenues from that product candidate and we may not receive any return on our investment in that product candidate. We may discontinue a product candidate for clinical reasons if it does not prove to be safe and effective for its targeted indications, or if such product candidates do not achieve the necessary efficacy at tolerated doses required for patient benefit. In addition, there may be important facts about the safety, efficacy and risk versus benefit of our product candidates that are not known to us at this time. Any unexpected safety events or our failure to generate sufficient data in our clinical trials to demonstrate efficacy may cause a product candidate to fail clinical development. Furthermore, even if that product candidate meets its safety and efficacy endpoints, we may discontinue its development for various reasons, such as changes in the competitive environment or the standard of care and the prioritization of our resources.

The U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action or as a result of legal challenges, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our business could be materially harmed.

Preclinical studies and clinical trials are expensive, time consuming and difficult to design and implement, and involve uncertain outcomes. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of our product candidates.
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

We may experience events that could delay or prevent our ability to complete current clinical trials or initiate and complete new trials, any of which may impact our product development timelines, result in increased costs, affect our ability to obtain marketing approval according to our plans, and delay commercialization of our product candidates. These events include, but are not limited to:

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

▪challenges, delays and cost involved in identifying, recruiting and retaining suitable participants and clinical trial sites in sufficient numbers to participate in clinical trials;

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

Any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Any delays to our clinical trials could shorten any period during which we may have the exclusive right to commercialize our product candidates and our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Similarly, interim, “top-line” and preliminary data from our clinical trials that we announce or publish may change as more patient data become available or as additional analyses are conducted. The data obtained in such clinical trials are subject to additional audit and verification procedures and following such procedures, such interim data could be materially different from the final data.

Enrollment and retention of patients in rare disease clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.
Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. We currently are conducting, and plan to conduct, clinical trials with our product candidates in rare disease indications, which can make completion of such trial more difficult. The timely completion of clinical trials in accordance with their protocols depends, among other things, on the speed at which we can recruit eligible patients to participate in testing our product candidates and our ability to enroll a sufficient number of patients who remain in the study until its conclusion. Clinical trial recruitment delays often result in increased costs, delays in advancing product development, delays in testing the effectiveness of technologies, delays in obtaining marketing approval or termination of clinical trials. We may be unable to enroll a sufficient number of patients to complete any of our clinical trials, including our natural history study for our FNAIT program, and even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials.

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

Additionally, we may have difficulty identifying and enrolling patients for our planned clinical trials because the conditions for which we plan to evaluate our current product candidates are rare diseases and we anticipate that there will be limited patient pools from which to draw for clinical trials. Further, because screening for many of these diseases is not widely adopted, and because it can be difficult to diagnose these diseases in the absence of screening, we may have difficulty finding patients who are eligible to participate in our studies or trials. For example, participants in our RLYB212 Phase 2 clinical trial have the rare HPA-1b/b genotype and we may have difficulty identifying participants, or it could take longer than expected. Our clinical trials for RLYB116 may compete with other clinical trials for product candidates that are being tested for the same indications. This competition will reduce the number and types of patients available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Furthermore, any negative results we may report in clinical trials of any of our product candidates may make it difficult or impossible to recruit and retain patients in other clinical trials of that same or a similar product candidate.

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
Adverse events or undesirable side effects caused by any product candidates we develop could cause us or regulatory authorities or IRBs, IECs or DSMBs, where applicable, to interrupt, delay, or halt clinical trials and, if we seek approval of any such product candidate, could result in a more restrictive label, imposition of a REMS program by the FDA or the delay or denial of regulatory approval by the FDA, EMA or other comparable foreign regulatory authorities. Additionally, the administration process or related procedures associated with our product candidates also may cause adverse side effects. Even if we determine that serious adverse events are unrelated to study treatment, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Results of any clinical trial we conduct could reveal a high and unacceptable severity and prevalence of side effects. For example, complement inhibitors have, by design, immunosuppressive effects and, in some cases, may be administered to patients with significantly compromised health. As a result, administration of RLYB116 could make patients more susceptible to infection. The chronic dosing of patients with RLYB116 could lead to an immune response that causes adverse reactions or impairs the activity and/or efficacy of RLYB116. Patients may develop an allergic reaction to the drug and/or develop antibodies directed at RLYB116, or may require immunization with a meningococcal vaccine and prophylactic antibiotics. An immune response that causes adverse reactions or impairs the activity of RLYB116 could cause a delay in or termination of our development plans.

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

▪we could be sued and held liable for harm caused to patients; and

▪our reputation may suffer.

We cannot predict whether our product candidates will cause toxicities in humans that would preclude or lead to the revocation of marketing approval based on preclinical studies or early-stage clinical trials. Even if the side effects do not preclude the drug from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Any of these events could prevent us from achieving or maintaining market acceptance of a product candidate, if approved, and could significantly harm our business, results of operations, and prospects.

The marketing approval processes of the FDA, EMA and comparable foreign regulatory authorities, including the MHRA, are lengthy, time- consuming and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for RLYB212, RLYB116 or any of our other product candidates, our business will be substantially harmed.

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

Of the large number of drugs in development, only a small percentage successfully complete the marketing approval processes and are commercialized. This lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain marketing approval to market our product candidates and we may be forced to abandon our development efforts for our product candidate, which would significantly harm our business, results of operations, and prospects.

The time required to obtain approval by the FDA, EMA and other comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during a product candidate’s clinical development and may vary among jurisdictions. We have not obtained marketing approval for any product candidate and it is possible that we will never obtain marketing approval for any product candidate.

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

▪the FDA, EMA or other comparable foreign regulatory authorities may fail to approve or find deficiencies with the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

▪the policies, regulations, and guidelines of the FDA, EMA or other comparable foreign regulatory authorities regarding the development, approval, and marketing of drugs and biologics may significantly change, including but not limited to, in the U.S., as a result of the 2025 change in presidential administration, which may render our clinical data insufficient for approval or restrict us from marketing our product candidates in the manner in which we anticipate.

We have never obtained marketing approval for a product candidate. Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing our product candidates, generating revenues, and achieving and sustaining profitability.

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

Further, in many cases there are either no or limited screening or diagnostic tests for the indications our product candidates are being developed to potentially treat. For example, the successful prevention of FNAIT in mothers at risk for developing this rare disorder will require identifying pregnant women who have not previously alloimmunized, who are HPA-1 negative and HLA-DRB3*01:01 positive with an HPA-1a positive fetus. In collaboration with partners, we may develop screening and diagnostics tests to help us to identify individuals at risk, and the FDA, EMA or other comparable foreign regulatory authorities may require us to do so. The lack of screening and diagnostic tests, coupled with the fact that there is frequently limited awareness among certain health care providers concerning the rare diseases we may seek to treat, often means that a proper diagnosis can, and frequently does, take years to identify (or an appropriate diagnosis may never be made for certain patients). As a result, even if one of our product candidates is approved for commercial sale, we may not be able to grow our revenues due to difficulty in identifying eligible patients. There can be no guarantee that any of our programs will be effective at identifying patients that will benefit from our product candidates, and even if we can identify patients that our product candidates can help, the number of patients that our product candidates may ultimately treat may turn out to be lower than we expect, they may not be otherwise amenable to treatment with our product candidates, or new patients may become increasingly difficult to identify, all of which may adversely affect our ability to grow and generate revenue and adversely affect our results of operations and our business. In addition, even in instances where we are able to expand the number of patients being treated, the number may be offset by the number of patients that discontinue use of the applicable product in a given period resulting in a net loss of patients and potentially decreased revenue.

The FDA, EMA or other comparable foreign regulatory authorities, could require the clearance or approval of an in vitro diagnostic or companion diagnostic device as a condition of approval for any product candidate that requires or would commercially benefit from such tests, including RLYB212. Failure to successfully validate, develop and obtain regulatory clearance or approval for companion diagnostics on a timely basis or at all could harm our drug development strategy.
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

Given our limited experience in developing and commercializing in vitro diagnostic devices, including companion diagnostic tests, we do not plan to develop such tests internally and thus will be dependent on the sustained cooperation and effort of third-party collaborators in developing and obtaining approval for these in vitro diagnostic tests. We may not be able to enter into arrangements with a provider to develop screening and/or diagnostic tests for use in connection with a registrational trial for RLYB212 or for commercialization of RLYB212, or do so on commercially reasonable terms. We and our future collaborators may encounter difficulties in developing and obtaining approval for such tests, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. Any delay or failure by our collaborators to develop or obtain regulatory approval of in vitro diagnostic tests could delay or prevent approval of RLYB212 or any of our other product candidates. In addition, we, our collaborators or third parties may encounter production difficulties that could constrain the supply of such tests, and both they and we may have difficulties gaining acceptance of the use of such tests by physicians. We believe that adoption of screening and treatment into clinical practice guidelines is important for market access, third-party payer reimbursement, utilization in medical practice and commercial success. Both our collaborators and we may have difficulty gaining acceptance of such screening and/or diagnostic tests into clinical practice guidelines. If such tests fail to gain market acceptance, it would have an adverse effect on our ability to derive revenues from sales, if any, of RLYB212 if it is approved for commercial sale, or any other approved products that require an in vitro diagnostic test.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. The Trump Administration has announced its intention to reduce the number of employees serving in government agencies, including the FDA. If a prolonged government shutdown occurs, or if the U.S. government takes other personnel actions, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Even if we obtain marketing approval for a product candidate in the United States, we or our current or future collaborators may never obtain approval for or commercialize the product candidate in any other jurisdiction, which would limit our ability to realize its full market potential.
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

Even if we obtain marketing approval for any of our product candidates, we will still face extensive and ongoing regulatory requirements and obligations and continued regulatory review, which may result in significant additional expense. We may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with any product candidates.
Any product candidate for which we obtain marketing approval will be subject to extensive and ongoing requirements of the FDA and other regulatory authorities. These requirements include submissions of safety and other post- marketing information and reports, establishment registration and drug listing requirements, continued compliance with the FDA's cGMP requirements regarding the distribution of samples to physicians and recordkeeping and GLP and GCP requirements for non-clinical studies and any clinical trials that we conduct post-approval.

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
If a drug is intended for the treatment of a serious or life-threatening condition, and non-clinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product candidate may qualify for FDA Fast Track designation, for which sponsors must apply. Sponsors of fast-track products may have more frequent interactions with the FDA, and, in some circumstances, the FDA may initiate review of sections of a fast track product’s application before the application is complete. We may submit an application for Fast Track designation for RLYB212 and RLYB116. The FDA has broad discretion whether to grant this designation, and we may not receive it. Moreover, even if we receive Fast Track designation, Fast Track designation does not ensure that we will receive marketing approval and we may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

Although RLYB212 has received FDA designation as a rare pediatric disease drug product, any marketing application we submit for RLYB212 may not qualify for issuance of a rare pediatric disease priority review voucher.

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

The successful commercialization of any product candidate we develop will depend in part on the extent to which regulatory authorities and private health insurers establish coverage and reimbursement. Failure to obtain or maintain coverage and reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our or our ability to generate revenue.
If any product candidate is approved for marketing, coverage and reimbursement for such product by governmental healthcare programs, such as Medicare and Medicaid, private health insurers, and other third-party payors would be essential for most patients to be able to afford the prescription medication. Our ability to achieve acceptable levels of coverage and reimbursement for products or procedures using our products will therefore have an effect on our ability to successfully commercialize any product candidates we develop. We cannot be sure that coverage and reimbursement will be available for our product candidates, if and when such candidates obtain marketing approval, and any reimbursement that may become available may not be adequate and may be decreased or eliminated in the future.

Moreover, increasing efforts by governmental and third-party payors in the United States to cap or reduce healthcare costs may cause third-party payors to limit both coverage and the level of reimbursement for newly approved products and, as a result, such payors may not cover or provide adequate payment for any product we commercialize. We expect to experience pricing pressures in connection with the sale of our product candidates due to the trend toward managed health care and additional legislative, administrative, or regulatory changes. The downward pressure on healthcare costs in general, particularly prescription drugs and biologics and related administration procedures, has become intense and new products face increasing challenges in entering the market successfully. Third-party payors are increasingly challenging the price and examining the cost-effectiveness of new products in addition to their safety and efficacy. To obtain or maintain coverage and reimbursement for any product, we may need to conduct expensive pharmacoeconomic studies to demonstrate the medical necessity and cost-effectiveness of our product.

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

No uniform policy for coverage and reimbursement for products exists among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor, and one third-party payor’s decision to cover a particular product does not ensure that other payors will also provide similar coverage. Additionally, the process for determining whether a third-party payor will provide coverage for a product is typically separate from the process for setting the price of such product or establishing the reimbursement rate that the payor will pay for the product once coverage is approved. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and reimbursement will be obtained or will be consistent across payors. And, even if products are covered, third party payors may implement various mechanisms to control utilization (e.g., requiring prior approval for coverage for each patient). Additionally, coverage and reimbursement for screening and diagnostic tests associated with any products would be assessed and determined separately. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases at short notice, and we believe that changes in these rules and regulations are likely. If coverage or reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates and may not be able to obtain a satisfactory financial return on our product candidates.

We may also be subject to extensive governmental price controls and other market regulations outside of the United States, and we believe the increasing emphasis on cost-containment initiatives in other countries have and will continue to put pressure on the pricing and usage of medical products. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our products. Accordingly, in markets outside of the United States, the reimbursement for products we commercialize may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

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
The BPCIA was enacted as part of the Affordable Care Act ("ACA") to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, a reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still develop and receive approval of a competing biologic, so long as their BLA does not rely on the reference product, sponsor’s data or submit the application as a biosimilar application. Any new policies or processes adopted by the FDA could have a material adverse effect on the future commercial prospects for our biological products.

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
Once an NDA is approved, the product covered thereby becomes a “reference listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of an ANDA in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials to assess safety and efficacy. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labelling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product.

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

Due to the recent change in presidential administration, we face uncertainty regarding potential regulatory developments that may adversely affect our business.
We face uncertainty regarding the potential for changes in the regulatory environment following the change in presidential administration in January 2025. While many of the Trump administration’s proposed policies appear to be focused on deregulation, the new administration and federal government could adopt legislation, regulation, or policy that adversely affects our business or creates a more challenging and costly environment to pursue the development and commercialization of our current or future product candidates. For example, the federal government, including the FDA, may implement legislative, regulatory, or policy changes regarding the standards for approving biologic products that we may be unable to satisfy or regarding the marketing of approved biologics that may limit or prohibit the advertising and promotion of our current or future product candidates, if approved. Additionally, because one objective of the current Trump administration appears to be to decrease spending in the federal government, the FDA could face staff reductions, which could impact the FDA’s ability to engage in routine regulatory and oversight activities and result in delays or limitations on our ability to proceed with clinical development programs and obtain regulatory approvals. It is difficult to predict how executive actions that may be taken under the current Trump administration may affect the FDA’s ability to exercise its regulatory authority. If such executive actions impose constraints on the FDA’s ability to engage in routine oversight and product review activities in the normal course, our business may be negatively impacted.

Risks Related to Our Dependence on Third Parties

We may pursue business development transactions and collaborate with third parties for the development and commercialization of our product candidates. We may not succeed in identifying and acquiring businesses or assets, in-licensing or out-licensing intellectual property rights or establishing and maintaining collaborations, which may significantly limit our ability to successfully develop and commercialize our product candidates, if at all, and these transactions could disrupt our business, cause dilution to our stockholders or reduce our financial resources.

We acquired all rights to RLYB212 from Prophylix in 2019 and rights to RLYB116 and RLYB114 from Sobi in 2019. We also obtained worldwide exclusive rights to RLYB332 from Sanofi in 2022, and have entered into a joint venture with Recursion for the development of small molecule therapeutics for rare diseases. We may acquire or in-license rights to product candidates, products or technologies, acquire other businesses or enter into collaborations with third parties. We may not be able to enter into such transactions on favorable terms, or at all. Any such acquisitions, in-licenses or collaborations may not strengthen our competitive position, and these transactions may be viewed negatively by analysts, investors, customers, or other third parties with whom we have relationships. We may decide to incur debt in connection with an acquisition, or in-license or issue our common stock or other equity securities as consideration for the acquisition, which would reduce the percentage ownership of our existing stockholders.

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
As of December 31, 2024, we had 25 full-time employees, upon whom we rely for various administrative, research and development, business development and other support services shared among our subsidiaries and the Recursion joint venture. The size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support the operations of all of our subsidiaries and the Recursion joint venture, including their research and development activities, the management of financial, accounting, and reporting matters, and the oversight of our third-party vendors and partners. If our centralized team or our third-party vendors and partners performing such functions fail to provide adequate administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.

Our employees and independent contractors, including principal investigators, CROs, consultants and vendors, may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.
Misconduct by our employees and independent contractors, including principal investigators, CROs, consultants, vendors and any third parties we may engage in connection with research, development, regulatory, manufacturing, quality assurance and other pharmaceutical functions and commercialization, could include intentional, reckless or negligent conduct or unauthorized activities that violate various laws, including: (i) the laws and regulations of the FDA, and other similar regulatory authorities, including those laws that require the reporting of true, complete and accurate information to such authorities; (ii) manufacturing standards; (iii) data privacy, security, fraud and abuse and other healthcare laws and regulations; or (iv) laws that require the reporting of true, complete and accurate financial information and data. Sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Activities such as the improper use or misrepresentation of information obtained in the course of clinical trials, creation of fraudulent data in preclinical studies or clinical trials, or illegal misappropriation of drug product, could also result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person or government agency could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us or them and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant civil, criminal, and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid, other U.S. federal healthcare programs or healthcare programs in other jurisdictions, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

We currently rely and will rely on third parties for the manufacture of drug substance and drug product for our preclinical studies and clinical trials and expect to continue to do so for commercialization of any product candidates that we may develop that are approved for marketing. We also rely and will rely on third parties for the design and manufacture of companion diagnostics related to RLYB212 and any other product candidates that may require a companion diagnostic. Our reliance on third parties may increase the risk that we will not have sufficient quantities of such drug substance, product candidates, or any products that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.
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
In the United States and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes, and additional proposed changes, to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of health care. As an earlier example with longstanding impact, in March 2010, the ACA was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers. The ACA expanded health care coverage through a Medicaid eligibility expansion and the implementation of the individual mandate for health insurance coverage. The ACA also imposed an annual fee payable on manufacturers of branded prescription drugs and biologic agents (other than those designated as orphan drugs) and implemented changes to the coverage and reimbursement of drug products under government healthcare programs, including an expansion in the Medicaid drug rebate program, an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid drug rebate program, and the establishment of a new Medicare Part D coverage gap discount program.

Beyond the ACA, there have been ongoing healthcare reform efforts. Drug pricing and payment reform has been a continuing focus. For example, federal legislation eliminated a statutory cap on Medicaid drug rebate program rebates effective January 1, 2024. As another example, the Inflation Reduction Act (“IRA”) of 2022 includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D, with varying implementation dates. These changes include caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the ACA Medicare Part D coverage gap discount program) and a drug price negotiation program for certain high spend Medicare Part B and Part D drugs (with negotiated prices for the first set of drugs scheduled to take effect in 2026). Subsequent to the enactment of the IRA, in 2022, the Biden Administration announced its commitment to expanding certain IRA reforms. There have been significant and wide-ranging reforms to federal policy and the federal government under the new Trump Administration. Drug pricing and payment reform was a focus of the prior Trump administration and that focus is likely to continue under the new Trump administration. Other potential healthcare reform efforts under the Trump administration may affect access to healthcare coverage or the funding of health care benefits. There is significant uncertainty regarding the nature or impact of any such reform implemented by the Trump administration through executive action or by Congress.

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

▪U.S. federal laws that require pharmaceutical manufacturers to calculate, report and certify certain complex product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;

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

▪analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws; state laws requiring pharmaceutical companies to comply with specific compliance standards, restrict financial interactions between pharmaceutical companies and healthcare providers or report information related to payments to health care providers, marketing expenditures or drug prices; state and local laws requiring the registration of pharmaceutical sales representatives; state laws regulating the manufacture and distribution of biopharmaceutical products; and state laws governing privacy, security, and breaches of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts;

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
The GDPR and UK GDPR apply to companies established in the EEA and UK, respectively, as well as to companies that are not established in the EEA or UK, respectively, and which collect and use personal data in relation to (i) offering goods or services to, or (ii) monitoring the behavior of, individuals located in the EEA or UK, respectively. If we conduct clinical trial programs in the EEA or UK (whether the trials are conducted directly by us or through a clinical vendor or collaborator) or enter into research collaborations involving the monitoring of individuals in the EEA or UK, or market our products to individuals in the EEA or UK, we will be subject to the GDPR or UK GDPR, as applicable, which place stringent operational requirements for processors and controllers of personal data of individuals in the EEA and UK, respectively. If our or our collaborators’ or service providers’ privacy or data security measures fail to comply with the GDPR or UK GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data, or fines of up to 20 million Euros in the case of GDPR or £17.5 million in the case of UK GDPR or, in each case, up to 4% of our total worldwide annual revenue of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, including class-action type litigation, negative publicity, reputational harm and a potential loss of business and goodwill.

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

In the United States, the CCPA imposes many obligations for the collection, processing, and sharing of personal information of California residents. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Because we have not yet generated revenue and do not meet the CCPA’s other jurisdictional tests, we do not yet meet the applicable threshold for the CCPA to apply to our business. If our business becomes subject to CCPA in the future, it could increase our compliance costs and potential liability. Similar laws have been proposed or passed in more than half of the states in the U.S. and in the U.S. Congress. In addition, Washington state enacted the My Health, My Data Act, a health-focused consumer privacy law, which took effect in March 2024. This law imposes obligations related to the collection and sharing of certain health-related information that is not subject to HIPAA and that does not fall within certain other exceptions in the law. Other states have enacted, or are in the process of enacting, similar health-focused consumer privacy laws. Also of note, in June 2024, the Protecting Americans’ Data from Foreign Adversaries Act of 2024 took effect. This law prohibits data brokers from making available certain personally identifiable sensitive data of U.S. individuals to “foreign adversary” countries, such as the PRC, and entities controlled by such countries. Additionally, in January 2025, the U.S. Department of Justice published a final rule implementing President Biden’s Executive Order 14117, “Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern.” This final rule prohibits certain data brokerage transactions and transactions involving certain bulk human ‘omic data, including human genomic data and biospecimens from which such data can be derived, with restricted persons and jurisdictions, such as the PRC. The final rule also places restrictions on certain vendor, employment and investment agreements with such jurisdictions. Most provisions of the final rule are scheduled to take effect in April 2025. These restrictions may affect our ability to engage in collaborations or license agreements with entities in restricted countries or with a nexus to such countries going forward. Furthermore, all fifty U.S. states, the District of Columbia, Puerto Rico, and other U.S. territories have enacted data breach notification laws that require, among other things, notifications to state governments and/or the affected individuals in the event of a data breach, which differ from one another and impose significant compliance burden. As such, we will need to review periodically our operations in comparison to developments in such laws. Achieving and sustaining compliance with applicable international, federal and state privacy, security, and breach reporting laws may prove time-consuming and costly.

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

Risks Related to Our Intellectual Property

If we are unable to obtain, maintain and enforce patent protection for our technology and product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize similar or identical technology and products, and our ability to successfully develop and commercialize our technology and product candidates may be adversely affected.

Our success depends in large part on our ability to obtain and maintain intellectual property, particularly patents, in the United States and other countries, with respect to any proprietary technology and product candidates we develop. If we are unable to obtain or maintain patent protection of proprietary technology or product candidates by filing patent applications and/or in-licensing related intellectual property in commercially relevant jurisdictions, our business, financial condition, results of operations and prospects could be materially harmed.

The patent prosecution process is expensive, time-consuming and complex, and we may not be able to identify, file, prosecute, maintain, defend or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. In some circumstances involving technology that we license from third parties, we do not have the sole right to control the preparation, filing and prosecution of patent applications or to maintain, enforce and defend the in-licensed patents. Therefore, these in-licensed patents and applications may not be prepared, filed, prosecuted, maintained, defended and enforced in a manner consistent with the best interests of our business.

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

Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or, in some cases, are not published at all. Therefore, neither we nor our licensors can know with certainty whether either we or our licensors were the first to make the inventions claimed in the patents and patent applications we own or in-license now or in the future, or that either we or our licensors were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our owned and in-licensed patent rights are uncertain. In addition, the scope of patent protection outside the United States is uncertain, and laws of foreign countries might not protect our rights to the same extent as the laws of the United States or vice versa.

Additionally, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if our patent applications issue as patents, they might not issue in a form that will provide us with any competitive advantage. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents might be challenged in a variety of proceedings before courts or patent offices in the United States and abroad. Such challenges might result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology without payment to us, and/or limit the duration of the patent protection of our technology and product candidates. If the breadth or strength of our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

For these reasons, our patent portfolio might not provide us with sufficient rights to exclude others from using or commercializing technology and products similar or identical to our technology and product candidates.

Obtaining and maintaining patent protection depends on compliance with various procedural requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
The USPTO and foreign patent offices have a number of procedural and documentary requirements that must be complied with during the patent application and prosecution process. Periodic fees must be paid to the USPTO and foreign patent offices at several stages or annually over the lifetime of issued patents and pending patent applications. In certain circumstances, we might rely on our licensing partners to meet procedural, documentary, and fee requirements of the relevant patent agency. With respect to our patents, we rely outside counsel to remind us of the due dates and to make payment after we instruct them to do so. While an inadvertent lapse can in many cases be cured, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If we or our licensors fail to maintain current and future patents and patent applications covering our product candidates, our competitors might be able to enter the market with similar or identical products or technology, which would have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may not be able to protect our intellectual property and proprietary rights throughout the world.
Filing, prosecuting, and defending patents on product candidates in all countries throughout the world would be prohibitively expensive. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States, and even where such protection is available, adequate judicial and governmental enforcement of such intellectual property rights may be lacking. Consequently, third parties may attempt to develop and/or commercialize competitive products in foreign countries where we do not have any patent protection and/or where legal recourse may be limited. Further, we may not be able to prevent third parties from importing products made using our inventions into the United States or other jurisdictions. This may have a significant commercial impact on our business operations.

Proceedings to enforce our intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and even if we do prevail, the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Changes to patent laws in the United States and other jurisdictions could diminish the value of our patents, thereby impairing our ability to protect our products.
Changes in either the patent laws or interpretation of patent laws in the United States or other jurisdictions could increase the uncertainties and costs surrounding the prosecution of our patent applications and the maintenance, enforcement or defense of our issued patents, all of which could have a material adverse effect on our business. For example, in 2023, patent reform in the EU created a unitary patent and established a Unified Patent Court ("UPC"). The unitary patent facilitates validation of a patent granted by the European Patent Office in the EU member states that participate in the unitary patent. The UPC is a centralized body with jurisdiction over actions for preliminary injunctions, infringement, and revocation of patents granted by the European Patent Office. While the UPC has exclusive jurisdiction over unitary patents, patentees that do not utilize the unitary patent for validation can opt existing or future patents out of the jurisdiction of the UPC. There are both risks and benefits associated with pursuing Unitary Patents and with submitting to the jurisdiction of the UPC in the absence of a Unitary Patent. For example, because the UPC is a relatively new forum, little precedent exists, and the manner in which European patent law will be applied by the UPC is unpredictable, which presents potential risks to a patent’s scope and enforceability. In addition, an unfavorable outcome before the UPC could result in a European patent being invalidated in all participating member states. In comparison, European patents that are not under the jurisdiction of the UPC must be litigated separately in each member state, which causes patent challengers to incur additional costs and leaves open the possibility that a challenged patent could be affirmed in some member states, even if it is invalidated in others. From an enforcement perspective, the ability to assert patents against infringers under the UPC system could have significant financial benefits for a patentee, due to the ability to litigate in a single forum, rather than in each individual member state.

Currently, we do not have any unitary patents and we have opted out of UPC jurisdiction for our existing European patents. While we have and will continue to make case-by-case decisions about whether to pursue unitary patents or to elect the jurisdiction of the UPC, we cannot be certain that a more favorable outcome could be achieved if the opposite decision were made. We also cannot be certain whether the legal precedent of the UPC will evolve in a manner that is more or less favorable to us than the precedent of individual member states in a given situation or for a given patent.

In addition to legislative changes, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has increased uncertainty with respect to the validity and enforceability of patents once obtained. Similarly, foreign courts have made, and will likely continue to make, changes in how the patent laws in their respective jurisdictions are interpreted. Further, political changes in government leadership both within and outside of the U.S. could result in changes to national patent laws and regulations or multi-country intellectual property treaties, which could impact patent enforcement in the U.S. and internationally. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by U.S. and foreign legislative bodies. Those changes may materially affect our patents or patent applications and our ability to obtain additional patent protection in the future.

If we are unable to obtain licenses from third parties on commercially reasonable terms, our business could be harmed.
In addition to our existing licensing agreements, it may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, if approved, in which case we would be required to obtain a license from these third parties. The in-licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to in-license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. Furthermore, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. These factors might mean fewer suitable licensing opportunities for us, as well as higher acquisition or licensing costs.

If we are unable to obtain a necessary license, the third parties owning such intellectual property rights could seek an injunction prohibiting our development and/or commercialization of the affected product candidates. Even if we are able to obtain a license, the terms may be unfavorable; for example, it may require substantial licensing or royalty payments, or be non-exclusive, thereby giving our competitors access to the same technologies licensed to us.

If we are unable to obtain third-party intellectual property rights or to maintain our existing intellectual property rights, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected technology and product candidates, which could harm our business, financial condition, results of operations, and prospects significantly.

If we fail to comply with our obligations in our intellectual property licenses with third parties, or otherwise experience disruptions to our business relationships with our licensors, we could lose intellectual property rights that are important to our business.
We are party to license agreements that impose upon us certain obligations, and we may enter into additional licensing and funding arrangements with third parties that may impose, among other things, diligence, development, and commercialization timelines, milestone and royalty payments, and insurance If we fail to comply with such obligations under current or future license and funding agreements, our counterparties may have the right to terminate these agreements, in which event we might be forced to cease developing, manufacturing or marketing any product that is covered by these agreements or may face other penalties under such agreements, or our counterparties may require us to grant them certain rights. Such an occurrence could materially adversely affect the value of any product candidate being developed under any such agreement.

Termination or reduction or elimination of our rights under these agreements, or restrictions on our ability to freely assign or sublicense our rights under such agreements may result in our loss of rights or our having to negotiate new or reinstated agreements with less favorable terms, which would impede, delay or prohibit the further development or commercialization of any product candidates that rely on such agreements.

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

The resolution of any contract disagreement that may arise could narrow the scope of our rights to the relevant intellectual property or technology, could increase our financial or other obligations under the relevant agreement, or could result in loss of some or all rights under the license agreement. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected technology and product candidates. Any of these outcomes could have a material adverse effect on our business, financial condition, results of operations and prospects.

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
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are approved for use or commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours during periods when commercial exclusivity would be valuable to us.

If we do not obtain a patent term extension for any product candidates we might develop, our business might be materially harmed.
In the United States, the term of a patent that covers an FDA-approved drug may be eligible for PTE of up to five years beyond the expiration date of the patent, as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, permits a PTE of up to five years beyond the expiration date of the patent. The length of the PTE is related to the length of time the drug is under regulatory review, and cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. The patent term of only one patent applicable to an approved drug may be extended, and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar provisions are available in Europe and certain other jurisdictions. While we expect to apply for PTE on patents covering our product candidates, there is no guarantee that such extensions will be granted and, even if granted, the length of such extensions. We may not be granted PTE either in the United States or in any foreign country, even where that patent is eligible for PTE, if, for example, we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Furthermore, for licensed patents, we might not be able to control whether a petition to obtain a PTE is filed or obtained from the USPTO and/or foreign patent office(s). If we are unable to obtain any PTE, or if the term of extension is less than we request, our business, financial condition, results of operations and prospects could be materially harmed.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
In addition to seeking patents for some of our technology and product candidates, we seek to protect our trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, and we may not be able to obtain adequate remedies. Detecting the disclosure or misappropriation of a trade secret and enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. Further, we cannot guarantee that we have entered into confidentiality agreements with each party that may have or has had access to our trade secrets or proprietary technology.

Over time, our trade secrets, know-how and proprietary information may be disseminated within the industry through independent development, the publication of journal articles and the movement of personnel to and from academic and industry scientific positions. Consequently, we may be unable to prevent others from exploiting that technology, which could affect our ability to expand in domestic and international markets. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third-party, our competitive position would be materially and adversely harmed.

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
We might be unable to successfully register our trademarks and trade names, and/or to establish name recognition based on our trademarks and trade names, which could result in substantial costs and diversion of resources, and could adversely impact our ability to compete effectively. In addition, our trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using them. At times, competitors may adopt trademarks or trade names similar to ours, impeding our ability to build brand identity, and possibly leading to market confusion. In addition, we could be subject to trademark or trade name infringement claims brought by owners of other registered trademarks or trade names

We may become involved in lawsuits to protect or enforce our patent or other intellectual property rights, which could be expensive, time-consuming and unsuccessful.
Competitors and other third parties may infringe, misappropriate or otherwise violate our patents or other intellectual property. As a result, we or our licensors may need to file infringement, misappropriation or other intellectual property claims, which can be expensive and time-consuming. Any claims we assert against others could provoke them to assert counterclaims against us alleging that we infringe, misappropriate or otherwise violate their intellectual property rights.

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

An adverse result in any such proceeding could put our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not yielding an issued patent. A court may also refuse to enjoin a third-party from using the technology at issue, for example, on the basis that patents do not cover that technology. Furthermore, if the breadth or strength of protection provided by our current or future patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future products or services. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our research programs and clinical trials.

Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO might be necessary to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Our defense of interference or derivation proceedings might fail and, even if successful, might result in substantial costs.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation and other proceedings, there is a risk that some of our confidential information or trade secrets could be disclosed during litigation. This could allow third parties to develop and commercialize competing technologies and products, and have a material adverse impact on our business, financial condition, results of operations and prospects.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.
We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our patents, trade secrets or other intellectual property. For example, we may have inventorship or ownership disputes that arise from conflicting obligations of employees, consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership of our patents, trade secrets or other intellectual property. If we or our licensors or collaborators fail in defending any such claims, we may be required to pay monetary damages and we may also lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Third parties may allege that we are violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on our business.
Numerous U.S. and foreign issued patents and pending patent applications that are owned by third parties exist in the fields in which we are pursuing development candidates. We may not be aware of all such intellectual property rights potentially relating to our technology and product candidates, or we may incorrectly conclude that third-party intellectual property is invalid or that our activities and product candidates do not infringe the intellectual property rights of third parties. Thus, we do not know with certainty that our technology and product candidates, or our development and commercialization thereof, do not and will not infringe, misappropriate or otherwise violate any third-party’s intellectual property rights.

Competitors may also assert that our product candidates infringe their intellectual property rights as part of a business strategy to impede our successful entry into those markets. Adversarial proceedings might also be initiated by patent holding companies or other adverse patent owners who have no relevant product or service revenue, and against whom our own patents might provide little or no deterrence or protection. The legal threshold for initiating litigation or contested proceedings is low, so that even lawsuits or proceedings with a low probability of success might be initiated and require significant resources and management attention to defend. The risks of being involved in such litigation and proceedings may increase if and as our product candidates near commercialization and as we gain greater visibility as a public company.

A court could hold that third-party patents are valid, enforceable and infringed by our product candidates or activities. To successfully challenge the validity of a U.S. patent in federal court, we would need to overcome a presumption of validity, which is a high burden that requires clear and convincing evidence of invalidity. There is no assurance that a court would invalidate the claims of any such U.S. patent.

Parties making claims against us may obtain injunctive or other equitable relief that could block our ability to commercialize our product candidates. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, indemnify customers, collaborators or other third parties; seek new regulatory approvals; and/or redesign our infringing products, which may not be possible or practical. In addition, if we are found to infringe, misappropriate or otherwise violate a third-party’s intellectual property rights, we may be required to obtain a license to continue developing, manufacturing and marketing our technology and product candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us. Further, a license could require us to make substantial licensing and royalty payments.

We may be subject to claims by third parties asserting that our employees, consultants or contractors have wrongfully used or disclosed confidential information or trade secrets of such third parties, that we have misappropriated their intellectual property, or that they own what we regard as our own intellectual property.
Many of our employees, consultants and contractors were previously employed or engaged by universities or other pharmaceutical or biotechnology companies. Many of them executed proprietary rights, non-disclosure and/or non-competition agreements in connection with such previous employment or engagement. Although we try to ensure that the individuals who work for us do not use the intellectual property rights, proprietary information, know-how or trade secrets of others in their work for us, we may be subject to claims that we or they have obtained, used, infringed, misappropriated, disclosed or otherwise violated the intellectual property rights of third parties. Any resulting litigation or the threat of litigation may adversely affect our ability to hire employees or engage consultants and contractors. A loss of key personnel or their work product could hamper or prevent us from developing and commercializing products and product candidates, which could harm our business.

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

Intellectual property litigation or other legal proceedings relating to intellectual property could cost substantial resources.
Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements involving such proceedings, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient resources to conduct such litigation or proceedings adequately. Uncertainties resulting from the initiation and continuation of intellectual property litigation or other proceedings could compromise our ability to compete in the marketplace.

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

▪others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

▪it is possible that our pending or future patent applications will not lead to issued patents;

▪issued patents that we hold rights to may be held invalid or unenforceable;

▪our competitors or other third parties might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

▪we cannot ensure that any of our pending patent applications, if issued, will include claims having a scope sufficient to protect our product candidates;

▪we cannot ensure that any patents issued to us will provide a basis for an exclusive market for our commercially viable product candidates or will provide us with any competitive advantages;

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

If employees seek alternate employment, we may have to increase reliance on external support to advance our operations. Any workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, and manufacturing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing our product candidates in the future.

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

Our common stock may be delisted from The Nasdaq Global Select Market, which could harm the trading price of our common stock, the liquidity of our common stock, and our ability to raise additional capital.
To maintain the listing of our common stock on The Nasdaq Global Select Market, we are required to meet certain listing requirements. On February 24, 2025, we received notification from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) informing us that the closing bid price of our common stock was below the minimum closing bid price of $1.00 per share during the prior 30 consecutive business days (the “Notice”), as required for continued listing under Rule 5450(a)(1) of the Nasdaq’s Listing Rules.

We have 180 calendar days from the date of the Notice, or until August 25, 2025 (the “Compliance Date”) to cure the deficiency and regain compliance. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days before the Compliance Date.

In the event we do not evidence compliance with the minimum bid price requirement before the Compliance Date, we may be eligible for an additional 180-day period to regain compliance if we apply to transfer the listing of our common stock to the Nasdaq Capital Market. In the event we fail to regain compliance or transfer to the Nasdaq Capital Market before the Compliance Date, we may appeal Nasdaq’s determination to delist our common stock to a Nasdaq Hearings Panel. There can be no assurance that we will regain compliance with the minimum bid price requirement prior to the Compliance Date, that an additional 180-day period to regain compliance will be granted, or that an appeal would be successful.

If our common stock is delisted and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be more difficult, which could cause the price of our common stock to decline, adversely affect the liquidity of our common stock, and make it more difficult for us to raise capital.

The market price of our common stock may be volatile, which could result in substantial losses for investors.
Shares of our common stock were offered in our initial public offering ("IPO") in July 2021 at a price of $13.00 per share and between the date of our IPO and March 7, 2025, the closing price per share of our common stock has ranged from as low as $0.69 to as high as $23.40. Some of the factors that may cause the market price of our common stock to fluctuate include:

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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of March 7, 2025, we have 41,612,039 shares of common stock outstanding. All of these shares may be resold in the public market immediately, unless held by our affiliates who are subject to volume limitations under Rule 144. As of March 7, 2025, we also have pre-funded warrants to purchase up to an aggregate of 3,333,388 shares of common stock outstanding. We may not effect the exercise of any pre-funded warrant, and a holder will not be entitled to exercise any portion of any pre-funded warrant if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election upon 61 days’ notice to us subject to the terms of such pre-funded warrants, provided that such percentage may in no event exceed 19.99%.

Moreover, as of December 31, 2024, certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. On May 9, 2023, we registered an aggregate of 12,351,600 shares of common stock held by holders with registration rights, for resale, pursuant to a registration statement on Form S-3. In addition, we have entered into the Sales Agreement with Cowen to offer and sell shares of our common stock having an aggregate offering price of up to $100,000,000, from time to time, through an at-the-market offering program. We also registered an aggregate of 11,821,245 shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Insiders have substantial influence over us, which could limit your ability to affect the outcome of key transactions, including a change of control.
Our directors and executive officers and their affiliates beneficially own shares representing approximately 25% of our outstanding common stock as of March 7, 2025. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, period of sustained increased inflation, or additional global financial crises, could result in a variety of risks to our business, including weakened demand for our product candidates, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. Further, geopolitical instability outside the United States may also impact our operations or affect global markets, such as the invasion of Ukraine by Russia and the Israel-Hamas war. While we do not currently conduct clinical trials in Ukraine, Russia, or the Middle East, we cannot be certain what the overall impact of these events will be on our business or on the business of any of our third-party partners, including our contract research organizations, contract manufacturers or other partners. The impact of these events could also expand into other markets where we do business. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which current geopolitical tensions, the economic climate and the financial market conditions could adversely impact our business.

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

Our cybersecurity risk management program includes:

•Risk assessments designed to help identify material cybersecurity risks to our critical systems, information, product candidates and our broader enterprise information technology ("IT") environment.

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
Stockholders
As of December 31, 2024, there were 13 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information provided in the following table is as of December 31, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights and outstanding nonvested restricted stock units (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (3)
Equity compensation plans approved by security holders	5,299,924	$7.85	4,195,223
Equity compensation plans not approved by security holders	—	—	—

(1)Reflects 4,235,183 shares of common stock to be issued upon exercise of outstanding options under our 2021 Equity Incentive Plan and 1,064,741 outstanding restricted stock units that were issued under the 2021 Equity Incentive Plan. This figure does not include 21,950 outstanding restricted stock awards that were issued under the 2021 Equity Incentive Plan.
(2)The weighted-average exercise price is calculated based on the exercise prices of outstanding options and does not include outstanding restricted stock units (which have no exercise price).
(3)Includes 3,383,211 shares available for future issuance under the 2021 Equity Incentive Plan and 812,012 shares available for future issuance under the 2021 Employee Stock Purchase Plan. The number of shares of our common stock delivered in satisfaction of awards under the 2021 Equity Incentive Plan will not be reduced by (i) any shares withheld by us in payment of the exercise price or purchase price of an award or in satisfaction of tax withholding requirements or (ii) any shares underlying any portion of an award that is settled in cash or that expires, becomes unexercisable, terminates or is forfeited to or repurchased by us without the delivery (or retention, in the case of restricted or unrestricted stock) of shares of our common stock. The number of shares available for delivery under the 2021 Equity Incentive Plan will not be increased by any shares that have been delivered under the 2021 Equity Incentive Plan and are subsequently repurchased using proceeds directly attributable to stock option exercises. In addition, the number of shares reserved for issuance under the 2021 Equity Incentive Plan automatically increases on January 1st of each year from 2022 to 2031 by the lesser of (i) five percent of the number of shares of the Company's common stock outstanding as of such date and (ii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date. The number of shares reserved for issuance under the 2021 Employee Stock Purchase Plan automatically increases on January 1st of each year from 2022 to 2031 by the lesser of (i) one percent of the number of shares of the Company's common stock outstanding as of such date (ii) 582,648 shares of the Company's common stock, and (iii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date (up to a maximum of 6,117,804 in the aggregate).
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
We intend to use any remaining proceeds from our IPO primarily to support the development of our pipeline programs, working capital needs and general corporate purposes.
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

Our Business
We are a clinical-stage biotechnology company comprised of experienced biopharma industry leaders with extensive research, development, and rare disease expertise with a mission to develop and commercialize life-transforming therapies for patients with severe and rare diseases. Since our launch in January 2018, we have built a broad pipeline of promising product candidates aimed at addressing diseases with unmet medical need in the areas of maternal fetal health, complement dysregulation, hematology, and metabolic disorders. Our two most advanced programs are in clinical development: RLYB212, an anti-HPA-1a antibody for the prevention of FNAIT and RLYB116, an inhibitor of complement C5, with the potential to treat several diseases of complement dysregulation. RLYB212 is currently in a Phase 2 clinical trial in pregnant women and we plan to initiate a confirmatory PK and PD study of RLYB116 in the second quarter of 2025.

Maternal Fetal Blood Disorders
RLYB212 is a monoclonal anti-HPA-1a antibody for the prevention of FNAIT, a potentially life-threatening rare hematological disease that impacts fetuses and newborns. We are currently conducting a Phase 2 clinical trial of RLYB212 in pregnant women at higher risk for HPA-1a alloimmunization and FNAIT at sites across Europe. The primary objective of this single-arm Phase 2 trial is to assess the PK and safety of RLYB212 with secondary objectives that include assessments of pregnancy and neonatal/infant outcomes, and the occurrence of emergent HPA-1a alloimmunization. Subcutaneous administration of RLYB212 will be initiated by Gestational Week 16 and will continue every four weeks through parturition.

The Phase 2 trial is designed to enroll participants in three stages: first with a sentinel pregnant woman, an initial Cohort 1 that will include three pregnant women, and a Cohort 2 that will include four pregnant women, for a total target enrollment of eight participants. A data review for participants and infants is planned prior to the initiation of each cohort. Following completion of this Phase 2 dose confirmation trial and consultation with regulatory authorities, we expect to initiate a Phase 3 registrational trial. Both the U.S. FDA and EMA have designated RLYB212 as an orphan drug. Orphan drug designation offers certain incentives including tax credits, marketing exclusivity upon marketing approval, fee waivers, and the ability to interact with both agencies to receive specialized regulatory advice and assistance.

The Phase 2 trial follows completion of two RLYB212 clinical studies: a Phase 1 first-in-human clinical study and a Phase 1b proof-of-concept clinical study. The Phase 1 first-in-human clinical study was a single-blind, placebo-controlled study that investigated the safety and PK of SC administration of RLYB212 in HPA-1a negative healthy participants. The clinical study included a single dose cohort and a multiple dose cohort. In the multiple dose cohort, subjects received SC RLYB212 or placebo every two weeks for 12 weeks. We reported results from the multi-dose cohort in the fourth quarter of 2023. The data and our clinical pharmacology modeling predictions support a once monthly dosing regimen for the Phase 2 clinical trial.

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

We have a prospective, non-interventional, multinational natural history study. This study is designed to screen expectant mothers presenting at gestational week 10 to 14 prenatal visit to determine the frequency of women at higher FNAIT risk among expectant mothers of different racial and ethnic characteristics, as well as the frequency of HPA-1a alloimmunization and pregnancy outcomes among these women. An additional objective of the FNAIT natural history study is to operationalize de novo the laboratory screening test paradigm for FNAIT risk and generate FNAIT laboratory test performance data for future regulatory discussions. We recently transitioned screening activities from the natural history study to the Phase 2 clinical trial where sites will continue to collect natural history data in women who do not receive RLYB212. We expect that natural history data from both the natural history study and the Phase 2 clinical trial will contribute historical control data to support a planned single-arm Phase 3 registrational clinical trial of RLYB212. As of January 31, 2025, more than 14,300 pregnant women had been screened in this study.

In April 2024, we entered into the J&J Collaboration Agreement, pursuant to which we and J&J will support the development of complementary therapeutic approaches aimed at reducing the risk of FNAIT. Under the J&J Collaboration Agreement, we will share certain aggregated, anonymized data with J&J, collected from the FNAIT natural history study and our RLYB212 Phase 2 clinical trial, where the Phase 2 data will be restricted to certain natural history data in support of the natural history study. We also agreed to disseminate information to our FNAIT study sites related to J&J’s and its affiliates’ research and development of complementary therapeutic approaches aimed at reducing the risk of FNAIT. Pursuant to the agreement, we received an upfront payment of $0.5 million from J&J. In addition, we are eligible for payments upon the achievement of certain enrollment-related events, totaling up to $0.7 million. We are also eligible to receive additional payments upon certain triggers related to the companies' FNAIT studies. In addition, we received an equity investment of $6.6 million from Johnson & Johnson Innovation – JJDC, Inc. ("JJDC"). See "Liquidity and Capital Resources - Sources of Liquidity" below. In connection with the registration requirements and the restrictions on the sale or transfer of the common stock sold, we expect to recognize up to an additional $1.2 million of revenue.

Complement Dysregulation
We are also developing therapies that address diseases of complement dysregulation, including PNH, APS and gMG. RLYB116 is a novel, potentially long-acting, subcutaneously injected inhibitor of C5 in development for the treatment of patients with complement-related diseases. RLYB114 is a pegylated C5 inhibitor in development for complement-mediated ophthalmic disorders.

We have completed a Phase 1 clinical study in healthy participants that included the study of RLYB116 as a SAD and a MAD. The SAD portion of the RLYB116 clinical study included five cohorts with a dose ranging from 2mg up to 300mg. Data from the SAD portion of the study showed that all study participants that were administered a single 1 mL SC injection of 100 mg of RLYB116 (n=6) demonstrated a reduction in free C5 greater than 99% within 24 hours of dosing. Subcutaneously administered RLYB116 in the SAD portion of the study was observed to be generally well-tolerated at the 100 mg dose, with mild adverse events and no drug-related serious adverse events reported.

The MAD portion of the RLYB116 Phase 1 study included an adaptive single-blind design with a 4-week treatment duration to evaluate the safety, tolerability, PK, and PD of RLYB116 with multiple dose SC administration. The MAD portion of the study included four cohorts: Cohort 1 (weekly dosing of 100 mg), Cohort 2 (three doses of 100 mg the first week followed by weekly dosing), Cohort 3 (150 mg weekly dosing reduced to 125 mg weekly dosing) and Cohort 4 (75 mg twice the first week followed by 100 mg twice per week) with post-treatment / study follow-up for 10 weeks. In December 2023, we reported data from the MAD portion of the study that demonstrated a 100 mg low volume (1 mL) once-a-week dose of subcutaneously administered RLYB116 achieved sustained mean reductions in free C5 of greater than 93%, including at Day 29 with measurement prior to the last dose. The reduction from pre-treatment free C5 at 24 hours after the first dose of 100 mg was greater than 99%. RLYB116 administered in the MAD portion of the study as a 100 mg once-a-week dose was also observed to be generally well tolerated.

Based on the results of the RLYB116 Phase 1 trial, we conducted a series of biomarker characterization analyses. These analyses indicate the RLYB116 assay used to measure free C5 in the Phase 1 trial overestimated the levels of free C5 by approximately ten-fold, indicating that RLYB116 produced greater complement inhibition than initially reported. We now believe that RLYB116 has the potential to be an effective treatment for patients with a variety of complement-mediated diseases, including PNH, gMG and APS. We also completed manufacturing process enhancements with a goal of further improving the tolerability of RLYB116. Based on the results of enhanced analytical techniques, including mass spectrometry, these process enhancements have successfully further purified the RLYB116 drug substance. As a result, we believe that RLYB116 will have a favorable tolerability profile at doses at and above those evaluated in the Phase 1 MAD trial. We plan to initiate a RLYB116 confirmatory clinical PK/PD trial in the second quarter of 2025 to demonstrate improved tolerability as well as complete and sustained complement inhibition. This single-blind MAD trial will evaluate a 4-week treatment duration that will include two cohorts of eight participants each. Our current plan is that Cohort 1 will evaluate weekly dosing of 150 mg and Cohort 2 will evaluate weekly dosing of 225 mg with 10 weeks of follow-up after the conclusion of treatment.

Hematological Disorders
In May 2022, we obtained worldwide exclusive rights to RLYB331, a preclinical, monoclonal antibody that is designed to inhibit MTP-2. The inhibition of MTP-2 significantly increases levels of hepcidin, decreases iron load and treats ineffective erythropoiesis. In 2024, we re-engineered RLYB331 to extend its half-life and completed non-clinical studies that demonstrated favorable tolerability, dose-dependent PK, and sustained PD effects with RLYB332, a long-acting version of RLYB331. These findings, which were presented in a poster at the 66th annual meeting of ASH, support the continued development of RLYB332 as a potentially best-in-class therapeutic for treating diseases of iron overload.

Metabolic Disorders
Our collaboration with Exscientia on the discovery of a small molecule targeting an ENPP1 inhibitor for the treatment of HPP has continued after the acquisition of Exscientia by Recursion in 2024. HPP is a rare, genetic disease characterized by mutations in the ALPL gene. The ALPL gene provides instructions for making an enzyme called tissue-nonspecific alkaline phosphatase, which plays an important role in the growth and development of bones and teeth. We believe that a small molecule inhibitor of ENPP1 has the potential to bring meaningful benefit to HPP patients. In 2024, we presented data at the ASBMR from an early lead ENPP1 inhibitor, REV101, in a mouse model of later-onset HPP demonstrating a 30% reduction PPi, a key biomarker that is elevated in HPP and contributes to poor bone mineralization. Together with Recursion, we also advanced REV102, an ENPP1 inhibitor for the treatment of patients HPP to position the molecule for additional preclinical development activities in 2025.

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
In April 2024, we entered into the a securities purchase agreement with JJDC (the "JJDC Securities Purchase Agreement") pursuant to which we sold to JJDC, in an unregistered offering, 3,636,363 shares of our common stock at a price of $1.82 per share, which represents a 10% premium on the Company’s closing stock price on April 9, 2024, for aggregate gross proceeds of approximately $6.6 million, before deducting offering expenses. We agreed, among other things, to file with the SEC a registration statement covering the resale of the shares, which we filed on May 10, 2024.

As of December 31, 2024, we had cash, cash equivalents and marketable securities of $65.5 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2026. This estimate and our expectation to advance the preclinical and clinical development of RLYB212, RLYB116, REV102 and any other product candidates are based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, or our clinical trials may be more expensive, time consuming or difficult to design or implement than we currently anticipate. See “—Liquidity and Capital Resources.”
We have incurred significant operating losses since inception, including net losses of $57.8 million and $74.6 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $293.0 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We have not commercialized any products and have never generated revenue from the commercialization of any product. We expect to incur significant additional operating losses in the foreseeable future as we advance our programs through preclinical and clinical development, expand our research and development activities, acquire and develop new product candidates, complete preclinical studies and clinical trials, finance our business development strategy, seek regulatory approval for the commercialization of our product candidates and commercialize our products, if approved. Our expenses will increase substantially over time if and as we:
▪advance our Phase 2 clinical trial for RLYB212;
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
▪maintain, expand, and protect our intellectual property portfolio;
▪acquire or in-license other product candidates or technologies;
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
We do not have any product candidates approved for sale and have not generated any revenue from product sales. Our collaboration and license revenue generated to date is related to data collection and data submission performance obligations pursuant to the two-year J&J Collaboration Agreement to facilitate the advancement of research into products to address unmet needs relating to FNAIT. Pursuant to the J&J Collaboration Agreement, we received an upfront payment of $0.5 million from J&J for the information dissemination and data provision services under the agreement. In addition, we are eligible for payments upon the achievement of certain enrollment-related events, totaling up to $0.7 million. We are also eligible to receive additional payments upon certain triggers related to the companies' FNAIT studies.

We evaluated the agreement and determined it was within the scope of the Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. We determined there were performance obligations as follows:

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

In April 2024, we also entered into the JJDC Securities Purchase Agreement. Under the terms of the JJDC Securities Purchase Agreement, JJDC made an equity investment purchasing 3,636,363 shares of common stock with a par value of $0.0001 per share for a share purchase price of $1.82 per share which includes a 10% premium for an aggregate purchase price of $6.6 million. The JJDC Securities Purchase Agreement contains provisions related to the registration of the shares and the restriction on the sale or transfer of the shares for a period of time. We determined the J&J Collaboration Agreement and the JJDC Securities Purchase Agreement represented combined agreements. In accordance with the Accounting Standards Codification Topic 606, Revenue from Contracts with Customers and the Accounting Standards Codification Topic 820, Fair Value Measurement, total consideration of $1.2 million for the shares of common stock from the JJDC Securities Purchase Agreement, which represents the premium of $0.7 million and discount for lack of marketability of $0.5 million, has been allocated to revenue and will be recognized over the two year expected performance period.
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

Loss on Investment in Joint Venture
The Company recognizes its pro-rata share of losses in the joint venture with Recursion (as successor in interest to Exscientia) on its consolidated statements of operations and comprehensive loss within the loss on investment in joint venture line item, with a corresponding change to the joint venture investment asset on the consolidated balance sheets for equity method investments for which it does not have a controlling interest in.
Results of Operations
Comparison of the years ended December 31, 2024 and 2023
The following table summarizes our results of operations:

	FOR THE YEAR ENDED DECEMBER 31,
(in thousands)	2024	2023	CHANGE
Revenue:
Collaboration and license revenue	$636	$—	$636
Total revenue	636	—	636
Operating expenses:
Research and development	41,507	53,544	(12,037)
General and administrative	19,625	25,388	(5,763)
Total operating expenses	61,132	78,932	(17,800)
Loss from operations	(60,496)	(78,932)	18,436
Total other income, net	4,960	6,409	(1,449)
Loss before equity in losses of joint venture	(55,536)	(72,523)	16,987
Loss on investment in joint venture	2,239	2,041	198
Net loss	$(57,775)	$(74,564)	$16,789
Revenue
Collaboration and license revenue was $0.6 million for the year ended December 31, 2024. There was no collaboration and license revenue for the year ended December 31, 2023. The increase of $0.6 million in 2024 as compared to 2023 was due to our entrance into the J&J Collaboration Agreement in the second quarter of 2024 and the recognition of revenue related to the collaboration performance obligations.
Operating Expenses
Research and Development Expenses
The following table summarizes our research and development costs for each of the periods presented:

	FOR THE YEAR ENDED DECEMBER 31,
(in thousands)	2024	2023	CHANGE
Direct research and development by program
RLYB212	$21,287	$25,685	$(4,398)
RLYB116	4,841	8,791	(3,950)
Other program candidates	1,901	3,411	(1,510)
Other unallocated research and development costs
Personnel expenses (including share-based compensation)	12,488	14,160	(1,672)
Other expenses	990	1,497	(507)
Total research and development expenses	$41,507	$53,544	$(12,037)

Research and development expenses were $41.5 million for the year ended December 31, 2024, compared to $53.5 million for the year ended December 31, 2023. The decrease of $12.0 million was primarily due to:
▪a $4.4 million decrease in costs related to the development of RLYB212, primarily attributable to a decrease in manufacturing and other related development costs; which were partially offset by an increase in clinical costs;
▪a $4.0 million decrease in costs related to the development of RLYB116, primarily attributable to a decrease in clinical and other related development costs; which were partially offset by an increase in manufacturing costs;
▪a $1.7 million decrease in payroll and personnel-related expenses, primarily related to the workforce reduction, effective March 6, 2024; and
▪a $1.5 million decrease in costs related to the development of other program candidates.
General and Administrative Expenses
General and administrative expenses were $19.6 million for the year ended December 31, 2024, compared to $25.4 million for the year ended December 31, 2023. The decrease of $5.8 million was primarily due to:
▪a $3.7 million decrease in consulting fees, director and officer insurance premiums, professional fees and other related general and administrative expenses; and
▪a $2.1 million decrease in payroll and personnel-related costs, primarily related to the workforce reduction, effective March 6, 2024, in addition to lower ongoing headcount in 2024 as compared to 2023.

Total Other Income, Net
Total other income, net, for the year ended December 31, 2024 was $5.0 million compared to $6.4 million for the year ended December 31, 2023. The decrease in total other income of $1.4 million was primarily due to a decrease in interest income from marketable securities due to a lower excess cash balance.
Loss on Investment in Joint Venture
Loss on investment in joint venture for the year ended December 31, 2024 was $2.2 million compared to $2.0 million for the year ended December 31, 2023. The increase in loss on investment in joint venture of $0.2 million was primarily due to an increase in REVI development costs.
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
In August 2022, we filed a Registration Statement on Form S-3 (the “Shelf”) with the SEC in relation to the registration and potential future issuance of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $300.0 million. The Shelf was declared effective on August 15, 2022. The Company also simultaneously entered into a Sales Agreement (the "Sales Agreement") with Cowen and Company, LLC ("Cowen"). In accordance with the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time at prices through Cowen acting as our agent. Pursuant to the Sales Agreement, sales of our common stock, if any, will be made in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the "Securities Act"). Under the Sales Agreement, Cowen will be entitled to compensation equal to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. As of December 31, 2024, the Company had not sold any shares of common stock pursuant to the Sales Agreement.
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
As of December 31, 2024, we had $65.5 million of cash, cash equivalents and marketable securities.
Uses of Liquidity
We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years. See "Contractual Obligations" below.
Funding Requirements
We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2026. This estimate and our expectation to advance the development of RLYB212, RLYB116, REV102 and any other product candidates are based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, or our clinical trials may be more expensive, time consuming or difficult to design or implement than we currently anticipate. We expect to incur significant expenses and operating losses in the foreseeable future as we advance our product candidates through clinical development, seek regulatory approval and pursue commercialization of any approved product candidates.
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
▪the cost and timing of the manufacture and supply of non-clinical and clinical trial material for RLYB212, RLYB116, REV102 and our other product candidates;
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
▪our ability to maintain our collaborations with Recursion and AbCellera on favorable terms and establish any new collaborations;
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
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	FOR THE YEAR ENDED DECEMBER 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(49,282)	$(60,265)
Net cash provided by investing activities	33,492	27,658
Net cash provided by financing activities	5,199	143
Net decrease in cash and cash equivalents	$(10,591)	$(32,464)
Operating Activities
During the year ended December 31, 2024, net cash used in operating activities was $49.3 million as compared to $60.3 million for the year ended December 31, 2023. The decrease in net cash used in operating activities was primarily related to a decrease in research and development and general and administrative activities and changes in working capital.
Investing Activities
Net cash provided by investing activities was $33.5 million for the year ended December 31, 2024 as compared to $27.7 million of net cash used in investing actives for the year ended December 31, 2023. The increase of $5.8 million in net cash provided by investing activities was primarily related to proceeds of $84.4 million from maturities of highly-rated debt securities, partially offset by purchases of highly-rated debt securities of $48.9 million during the year ended December 31, 2024, as compared to proceeds from maturities of highly-rated debt securities of $138.3 million, partially offset by purchases of highly-rated debt securities of $108.4 million during the year ended December 31, 2023.

Financing Activities
Net cash provided by financing activities for the year ended December 31, 2024 was $5.2 million, representing proceeds from the issuance of common stock pursuant to the JJDC Securities Purchase Agreement, after deducting offering costs and accounting for the total consideration allocation related to the J&J Collaboration Agreement of $1.2 million. Net cash provided by financing activities for the year ended December 31, 2023 was $0.1 million, representing the issuance of common stock under the 2021 Employee Stock Purchase Plan, offset by payments of offering costs related to our November 2022 follow-on offering.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2024:

	PAYMENTS DUE BY PERIOD
(in thousands)	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Operating lease obligations	$156	$156	$—	$—	$—
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
Share-Based Compensation
The Company accounts for share-based compensation in accordance with the Accounting Standards Codification 718, Compensation—Stock Compensation. Generally, share-based compensation is measured at the grant date for all equity-based awards made to employees based on the fair value of the awards and is recognized over the requisite service period, which is generally the vesting period. Share-based compensation for awards with performance conditions are recognized over the service period when achievement of the performance condition is probable. The Company has elected to recognize the actual forfeitures by reducing the share-based compensation in the same period as the forfeitures occur. The Company classifies share-based compensation in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipients’ payroll costs are classified.
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

Off-Balance Sheet Arrangements
As of December 31, 2024 and 2023, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations and footnote disclosures is disclosed in Note 2 “Summary of Significant Accounting Policies Basis of Presentation and Principles of Consolidation” to our consolidated financial statements for the year ended December 31, 2024 appearing elsewhere in this Annual Report on Form 10-K.
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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Internal Control Over Financial Reporting
Management's Annual Report on Internal Control over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the results of its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
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
Item 9B. Other Information.
Director and Officer Trading Arrangements
During the fourth quarter of 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act, as amended) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities Exchange Commission with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the Securities Exchange Commission with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the Securities Exchange Commission with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the Securities Exchange Commission with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the Securities Exchange Commission with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.
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
4.5
Registration Rights Agreement, dated April 10, 2024, by and between Rallybio Corporation and Johnson & Johnson Innovation - JJDC, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40693), filed with the SEC on August 8, 2024).

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
10.27+
FNAIT Collaboration Agreement, dated April 9, 2024, by and between Momenta Pharmaceuticals, Inc. and Rallybio IPA, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40693), filed with the SEC on August 8, 2024).

10.28
Sales Agreement, dated as of August 8, 2022, between Rallybio Corporation and TD Securities (USA) LLC (as successor to Cowen and Company, LLC) (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 (File No. 333-266668), filed with the SEC on August 8, 2022).

19.1*	Company Insider Trading Policy.
21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 001-40693), filed with the SEC on March 12, 2024).
23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

RALLYBIO CORPORATION

Date: March 13, 2025	By:	/s/ Stephen Uden
Stephen Uden, M.D.
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Stephen Uden	Chief Executive Officer, President and Director (Principal Executive Officer)	March 13, 2025
Stephen Uden, M.D.

/s/ Jonathan I. Lieber	Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	March 13, 2025
Jonathan I. Lieber

/s/ Martin W. Mackay	Chairman	March 13, 2025
Martin W. Mackay, Ph.D.
/s/ Helen M. Boudreau	Director	March 13, 2025
Helen M. Boudreau

/s/ Wendy K. Chung	Director	March 13, 2025
Wendy K Chung, M.D., Ph.D.

/s/ Rob Hopfner	Director	March 13, 2025
Rob Hopfner, R.Ph., Ph.D., MBA

/s/ Ronald M. Hunt	Director	March 13, 2025
Ronald M. Hunt

/s/ Lucian Iancovici	Director	March 13, 2025
Lucian Iancovici, M.D.

/s/ Hui Liu	Director	March 13, 2025
Hui Liu, Ph.D.

/s/ Christine A. Nash	Director	March 13, 2025
Christine A. Nash, MBA

/s/ Paula Soteropoulos	Director	March 13, 2025
Paula Soteropoulos

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Rallybio Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rallybio Corporation and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Hartford, Connecticut
March 13, 2025

We have served as the Company's auditor since 2018.

RALLYBIO CORPORATION
Consolidated Balance Sheets

(in thousands, except share and per share amounts)	DECEMBER 31, 2024	DECEMBER 31, 2023
Assets
Current assets:
Cash and cash equivalents	$13,903	$24,494
Marketable securities	51,608	85,435
Prepaid expenses and other assets	2,330	4,860
Total current assets	67,841	114,789
Property and equipment, net	115	246
Operating lease right-of-use assets	152	346
Investment in joint venture	—	239
Total assets	$68,108	$115,620
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$278	$976
Accrued expenses	4,962	8,068
Operating lease liabilities	154	219
Deferred revenue	848	—
Total current liabilities	6,242	9,263
Operating lease liabilities, noncurrent	—	173
Deferred revenue, noncurrent	212	—
Total liabilities	6,454	9,436
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock, $0.0001 par value per share; 200,000,000 shares authorized as of December 31, 2024 and 2023; and 41,510,163 and 37,829,565 shares issued and outstanding as of December 31, 2024 and 2023, respectively	4	4
Preferred stock, $0.0001 par value per share; 50,000,000 shares authorized as of December 31, 2024 and 2023; no shares issued or outstanding as of December 31, 2024 and 2023	—	—
Additional paid-in capital	354,602	341,410
Accumulated other comprehensive gain	68	15
Accumulated deficit	(293,020)	(235,245)
Total stockholders' equity	61,654	106,184
Total liabilities and stockholders' equity	$68,108	$115,620
See accompanying notes to the consolidated financial statements

RALLYBIO CORPORATION
Consolidated Statements of Operations and Comprehensive Loss

	FOR THE YEAR ENDED DECEMBER 31,
(in thousands, except share and per share amounts)	2024	2023
Revenue:
Collaboration and license revenue	$636	$—
Total revenue	636	—
Operating expenses:
Research and development	41,507	53,544
General and administrative	19,625	25,388
Total operating expenses	61,132	78,932
Loss from operations	(60,496)	(78,932)
Other income:
Interest income	4,216	6,147
Other income	744	262
Total other income, net	4,960	6,409
Loss before equity in losses of joint venture	(55,536)	(72,523)
Loss on investment in joint venture	2,239	2,041
Net loss	$(57,775)	$(74,564)

Net loss per common share, basic and diluted	$(1.33)	$(1.84)
Weighted-average common shares outstanding, basic and diluted	43,544,824	40,447,388

Other comprehensive gain:
Net unrealized gain on marketable securities	53	229
Other comprehensive gain	53	229
Comprehensive loss	$(57,722)	$(74,335)
See accompanying notes to the consolidated financial statements

RALLYBIO CORPORATION
Consolidated Statements of Changes in Stockholders' Equity

	COMMON		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)	STOCKHOLDERS' EQUITY
(in thousands, except share amounts)	SHARES	AMOUNT
December 31, 2022	37,837,369	$4	$330,208	$(160,681)	$(214)	$169,317
Issuance of common stock from the stock purchase plan	79,283	—	282	—	—	282
Issuance of common stock from the stock award plan	11,219	—	—	—	—	—
Forfeiture of restricted common stock	(98,306)	—	—	—	—	—
Share-based compensation expense	—	—	10,920	—	—	10,920
Net loss	—	—	—	(74,564)	—	(74,564)
Other comprehensive gain	—	—	—	—	229	229
Balance, December 31, 2023	37,829,565	$4	$341,410	$(235,245)	$15	$106,184
Issuance of common stock upon completion of a securities purchase agreement, net of offering costs of $268	3,636,363	$—	$5,137	$—	$—	$5,137
Issuance of common stock from the stock purchase plan	60,866	—	62	—	—	62
Issuance of common stock from the stock award plan	1,925	—	—	—	—	—
Forfeiture of restricted common stock	(18,556)	—	—	—	—	—
Share-based compensation expense	—	—	7,993	—	—	7,993
Net loss	—	—	—	(57,775)	—	(57,775)
Other comprehensive gain	—	—	—	—	53	53
Balance, December 31, 2024	41,510,163	$4	$354,602	$(293,020)	$68	$61,654
See accompanying notes to the consolidated financial statements

RALLYBIO CORPORATION
Consolidated Statements of Cash Flows

	FOR THE YEAR ENDED DECEMBER 31,
(in thousands)	2024	2023
Cash Flows Used in Operating Activities:
Net loss	$(57,775)	$(74,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	131	150
Net accretion of discounts/premiums on debt securities	(1,612)	(3,089)
Share-based compensation	7,993	10,920
Loss on investment in joint venture	2,239	2,041
Changes in operating assets and liabilities:
Prepaid expenses, right-of-use assets and other assets	2,724	5,819
Accounts payable	(698)	(99)
Accrued expenses and operating lease liabilities	(3,344)	(1,443)
Deferred revenue	1,060	—
Net cash used in operating activities	$(49,282)	$(60,265)
Cash Flows Provided by Investing Activities:
Purchases of marketable securities	(48,933)	(108,414)
Proceeds from maturities of marketable securities	84,425	138,334
Purchase of property and equipment	—	(12)
Investment in joint venture	(2,000)	(2,250)
Net cash provided by investing activities	$33,492	$27,658
Cash Flows Provided by Financing Activities:
Proceeds from the issuance of common stock from a securities purchase agreement	5,405	—
Proceeds from the issuance of common stock from the stock purchase plan	62	282
Payments of offering costs	(268)	(139)
Net cash provided by financing activities	$5,199	$143
Net decrease in cash and cash equivalents	(10,591)	(32,464)
Cash and cash equivalents—beginning of year	24,494	56,958
Cash and cash equivalents—end of year	$13,903	$24,494
See accompanying notes to the consolidated financial statements

RALLYBIO CORPORATION
Notes to Consolidated Financial Statements
1. BUSINESS
Rallybio Corporation and subsidiaries ("Rallybio", the "Company", "we", "our", or "us") is a clinical-stage biotechnology company comprised of experienced biopharma industry leaders with extensive research, development, and rare disease expertise with a mission to develop and commercialize life-transforming therapies for patients with severe and rare diseases. Since the Company's launch in January 2018, the Company has built a broad pipeline of promising product candidates aimed at addressing diseases with unmet medical need in the areas of maternal fetal health, complement dysregulation, hematology, and metabolic disorders. The Company's two most advanced programs are in clinical development: RLYB212, an anti-HPA-1a antibody for the prevention of fetal and neonatal alloimmune thrombocytopenia (“FNAIT”) and RLYB116, an inhibitor of complement component 5 (“C5”), with the potential to treat several diseases of complement dysregulation. RLYB212 is currently in a Phase 2 clinical trial in pregnant women and the Company plans to initiate a confirmatory pharmacokinetics (“PK”) and pharmacodynamics ("PD") study of RLYB116 in the second quarter of 2025.

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
Use of Estimates—The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. While management believes that estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates. The most significant estimates are those used in the determination of the fair value of its common units and incentive units awarded to employees prior to the Company's initial public offering ("IPO"), for purposes of recording share-based incentive compensation, the fair value of stock options, as well as contracted research and development expenses incurred.
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
During the years ended December 31, 2024 and 2023, the Company incurred a net loss of $57.8 million and $74.6 million, respectively. In addition, as of December 31, 2024, the Company had an accumulated deficit of $293.0 million. The Company expects to continue to generate operating losses and negative cash flows in the foreseeable future.
The Company currently expects that cash, cash equivalents and marketable securities of $65.5 million at December 31, 2024 will be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date the consolidated financial statements are issued. However, we do not anticipate that the current cash, cash equivalents and marketable securities as of December 31, 2024 will be sufficient for us to fund any of our product candidates through regulatory approval, and we will need to raise substantial additional capital to complete the development and commercialization of our product candidates, if approved. We may satisfy our future cash needs through the sale of equity securities, debt financings, working capital lines of credit, corporate collaborations or license agreements, grant funding, interest income earned on invested cash balances or a combination of one or more of these sources.

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
For arrangements determined to be within the scope of ASC 808 for certain research and development activities where a collaborative partner is not a customer following the guidance of ASC 606, Revenue Recognition ("ASC 606"), the Company accounts for payments due to a collaboration partner as research and development expense and for payments owed to us from our collaboration partner for the reimbursement of research and development costs as a contra-expense in the period such expenses are incurred. The Company classifies payments owed or receivables recorded as other current liabilities and other current assets, respectively, in the Company’s consolidated balance sheets. See Note 3, “Collaboration and License Agreements” for additional details.
Asset Acquisitions—The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If this screen criteria is met, the transaction is accounted for as an asset acquisition. If not, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs, which would meet the definition of a business. The Company measures and recognizes asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets, which includes transaction costs. In an asset acquisition, the cost allocated to acquire in-process research and development ("IPR&D") with no alternative future use is charged to research and development expense at the acquisition date. See Note 3, “Collaboration and License Agreements” for additional details.
Variable Interest Entity—The Company evaluates its ownership, contractual, and other interests in entities to determine if it has any variable interest in a variable interest entity (“VIE”). These evaluations are complex, involve judgment, and the use of estimates and assumptions based on available historical information, among other factors. If the Company determines that an entity in which it holds a contractual, or ownership, interest is a VIE and that the Company is the primary beneficiary, the Company consolidates such entity in its consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to make decisions that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status are applied prospectively. The Company evaluated its investment in RE Ventures I, LLC, a limited liability company (“REV-I”), defined in Note 9, and concluded that it represented a VIE and the Company was not deemed the primary beneficiary. If the Company is not deemed to be the primary beneficiary in a VIE, the Company accounts for the investment or other variable interests in a VIE in accordance with the applicable GAAP. See Note 9, “Investment in Joint Venture” for additional details.
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
Cash and Cash Equivalents—The Company classifies amounts on deposit in banks and cash invested temporarily in various instruments, primarily money market funds, with original maturities of three months or less at the time of purchase as cash and cash equivalents. The carrying amounts reported on the consolidated balance sheets represent the fair values of cash and cash equivalents.
Marketable Securities—We invest our excess cash balances in highly rated United States ("U.S.") government-backed debt securities and treasuries. We classify our marketable securities as available-for-sale and accordingly, record such securities at fair value. Debt securities with original maturities of greater than 90 days are classified as available-for-sale marketable securities and debt securities with original maturities of less than 90 days from the date of purchase are classified as cash equivalents.
Unrealized gains and losses on our marketable debt securities that are deemed temporary are included in accumulated other comprehensive gain (loss) as a separate component of stockholders’ equity. If any adjustment to fair value reflects a significant decline in the value of the security, we evaluate the extent to which the decline is determined to be other-than-temporary and would mark the security to market through a charge to our consolidated statements of operations and comprehensive loss. Credit losses are identified when we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security. In the event of a credit loss, only the amount associated with the credit loss is recognized in operating results, with the amount of loss relating to other factors recorded in accumulated other comprehensive gain (loss).
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
Impairment of Long-Lived Assets—When indications of potential impairments are present, the Company evaluates the carrying value of long-lived assets. The Company adjusts the carrying value of the long-lived assets if the sum of undiscounted expected future cash flows is less than the carrying value. No such impairments were recorded during the years ended December 31, 2024 or 2023.
Leases—At the inception of an arrangement, we determine if an arrangement is, or contains, a lease based on the facts and circumstances present in that arrangement. Lease classification, recognition, and measurement are then determined at the lease commencement date. For arrangements that contain a lease we (i) identify lease and non-lease components, (ii) determine the consideration in the contract, (iii) determine whether the lease is an operating or financing lease; and iv) recognize lease right-of-use ("ROU") assets and liabilities. Lease liabilities and their corresponding ROU assets are recorded based on the present value of fixed, or in substance fixed, lease payments over the expected lease term. When the interest rate implicit in lease contracts is not readily determinable we use our incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.
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
Income Taxes—The Company uses the asset and liability method of accounting for income taxes, as set forth in ASC 740, Accounting for Income Taxes ("ASC 740"). Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence of temporary differences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carry forwards, all calculated using presently enacted tax rates. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company evaluates whether deferred tax assets are more likely than not of being realized in determining whether a valuation allowance is necessary. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. As of December 31, 2024 and 2023, the Company determined that it is more likely than not that deferred taxes will not be realized and as a result recorded a valuation allowance against its deferred tax assets. The Company files a consolidated U.S. federal income tax return and has elected to include all subsidiaries owned more than 80%.
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
Deferred Offering Costs—The Company capitalizes incremental legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such equity financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders' equity as a reduction of additional paid-in-capital generated as a result of the offering. Should the planned equity financing no longer be considered probable of being consummated, the offering costs are expensed immediately as a charge to operating expense. Deferred offering costs are included in prepaid expenses and other assets on the consolidated balance sheets. There were no deferred offering costs as of December 31, 2024 and 2023.
Stock Warrants—The Company accounts for stock warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance included in ASC 480, Distinguishing Liabilities from Equity ("ASC 480") and ASC 815, Derivatives and Hedging ("ASC 815"). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. Warrants that meet all of the criteria for equity classification are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and remeasured each balance sheet date thereafter.
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
The Company estimates the fair value of options granted using the Black-Scholes option pricing model ("Black-Scholes") for stock option grants. The fair value of the Company’s common stock is used to determine the fair value of restricted stock awards. Black-Scholes requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the award, the risk-free interest rate and expected dividends. Due to the lack of a public market for the Company’s common stock and lack of company-specific historical and implied volatility data, the Company has based its computation of expected volatility on the historical volatility of a representative group of public companies with similar characteristics to the Company and in 2024, the Company began to include its historical volatility rate in the computation. The historical volatility is calculated based on a period of time corresponding with expected term assumption. The Company uses the simplified method to calculate the expected term for options granted where the expected term equals the arithmetic average of the vesting term and the original contractual term of the options due to its lack of sufficient historical data. The risk-free interest rate is based on U.S. Treasury securities with a maturity date corresponding with the expected term of the associated award. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.
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
Segment Information—Operating segments are defined as components of an enterprise for which discrete financial information is regularly reviewed by the chief operating decision maker ("CODM") in deciding how to allocate resources and in assessing operating performance. The Company manages its operations as a single segment for the purposes of allocating resources, assessing performance, and making operating decisions. All tangible assets of the Company are held in the U.S. See Note 12, “Segments” for additional details.
Basic and Diluted Net Loss Per Share—The Company calculates basic net loss per share by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of potential dilutive securities. Basic shares outstanding includes the weighted-average effect of the Company's pre-funded warrants to purchase shares of our common stock requiring little consideration upon exercise. Unvested restricted common shares as of December 31, 2024 and 2023 are not considered participating securities and as such are excluded from the weighted-average number of shares used for calculating basic and diluted net loss per share. Diluted net loss per share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding during the period plus the dilutive effects of potentially dilutive securities outstanding during the period. Potentially dilutive securities include restricted common shares and stock options. The Company has generated a net loss for all periods presented, therefore diluted net loss per share is the same as basic net loss per share since the inclusion of potentially dilutive securities would be anti-dilutive.
Revenue Recognition—The Company recognizes revenue in accordance with the provisions of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company recognizes revenue when the Company’s customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods and services. To determine revenue recognition for arrangements within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.
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
Restructuring—The Company accounts for restructuring charges in accordance with ASC Subtopic 420-10, Exit or Disposal Cost Obligations. The charges related to the workforce reduction are cash-based expenditures related primarily to severance and benefit payments, with such amounts reflected in the Company's consolidated statements of operations and other comprehensive loss. See Note 13, “Restructuring” for additional details.
Recently Adopted Accounting Pronouncements—In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). This ASU requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The amendments in ASU 2023-07 apply to public business entities, including those with a single reportable segment. This ASU is effective for all public companies for fiscal years beginning after December 15, 2023, and for interim periods beginning December 15, 2024. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 12, "Segments" for additional detail.
Recently Issued Accounting Pronouncements—In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09") which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Public business entities must apply the ASU’s guidance to annual periods beginning after December 15, 2024. The company has chosen not to early adopt this standard and is currently evaluating the potential impact of adopting this standard on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). This ASU requires public entities to disclose additional transparency on certain costs and expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The company has chosen not to early adopt this standard and is currently evaluating the potential impact of adopting this standard on its consolidated financial statements.
3. COLLABORATION AND LICENSE AGREEMENTS
Johnson & Johnson Collaboration
In April 2024, the Company entered into a two-year collaboration agreement (the "J&J Collaboration Agreement") with Johnson & Johnson, through its wholly-owned subsidiary, Momenta Pharmaceuticals, Inc. (“J&J”) to facilitate the advancement of research into products to address unmet needs relating to FNAIT.
The Company has an ongoing multinational FNAIT natural history study to determine the frequency of women at higher FNAIT risk among pregnant women of different racial and ethnic characteristics, as well as the frequency of HPA-1a alloimmunization and pregnancy outcomes among these women. In this study, participants are screened to determine whether they are HPA-1a negative, positive for HLA-DRB3*01:01 and for the absence of HPA-1a alloantibodies. Subject to the results of the initial screenings, a final screening may be conducted to detect whether the fetus is HPA-1a positive. In addition, the Company is a sponsor of an ongoing Phase 2 FNAIT clinical trial that will include collection of certain natural history data.
Pursuant to the J&J Collaboration Agreement, the Company received an upfront payment of $0.5 million from J&J for the information dissemination and data provision services under the agreement. In addition, the Company is eligible for payments upon the achievement of certain enrollment-related events, totaling up to $0.7 million. The Company is also eligible to receive additional payments upon certain triggers related to the companies' FNAIT studies.

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

In April 2024, the Company also entered into a securities purchase agreement (the "JJDC Securities Purchase Agreement") with Johnson & Johnson Innovation – JJDC, Inc. ("JJDC"). Under the terms of the JJDC Securities Purchase Agreement, JJDC made an equity investment purchasing 3,636,363 shares of common stock with a par value of $0.0001 per share for a share purchase price of $1.82 per share which includes a 10% premium for an aggregate purchase price of $6.6 million. The JJDC Securities Purchase Agreement contains provisions related to the registration of the shares and the restriction on the sale or transfer of the shares for a period of time. The Company determined the J&J Collaboration Agreement and the JJDC Securities Purchase Agreement represented combined agreements. In accordance with ASC 606 and ASC 820, total consideration of $1.2 million for the shares of common stock from the JJDC Securities Purchase Agreement, which represents the premium of $0.7 million and discount for lack of marketability of $0.5 million, has been allocated to revenue and will be recognized over the two year expected performance period.

The Company valued the common stock issued to JJDC, in connection with the JJDC Securities Purchase Agreement at fair value. The resulting fair value of $5.4 million was determined by applying the discount due to lack of marketability during the registration and lock-up period to the public trading price of the common stock, which is a Level 1 input, on the date of sale. The Company determined the value of the lack of marketability during the registration and lock-up period by utilizing put option models, which are considered Level 3 inputs. Such option models included the Company’s historical volatility of 113.2% and the risk-free rate of 5.28% based on U.S. Treasury bond rates, as key inputs.

The Company recognized $0.6 million, respectively, in revenue during the year ended December 31, 2024, related to data collection and data submission with the identified performance obligations, and the premium and discount allocated to revenue from the sale of the common stock to JJDC. The remaining revenue is included in deferred revenue as of December 31, 2024, and will be recognized as the performance obligations are satisfied.

The Company determined that the J&J Collaboration Agreement is not in the scope of ASC 808.
Asset Acquisition
In May 2022, we obtained worldwide exclusive rights to RLYB331, with Kymab Limited ("Sanofi") a preclinical antibody. In 2024, we re-engineered RLYB331 to extend its half-life and renamed the program RLYB332. We believe RLYB332 has the potential to address a significant unmet need for patients with severe anemias with ineffective erythropoiesis and iron overload, including beta thalassemia and a subset of lower risk myelodysplastic syndromes. Under the terms of the license agreement, we made an upfront payment to Sanofi of $3.0 million in the second quarter of 2022 for the exclusive license to KY1066. We could also be required to pay up to an aggregate of $43.0 million in development and regulatory milestones and up to an aggregate of $150.0 million in commercial milestones for a product in its first indication, plus tiered low-to-mid double digit percentages of such milestone amounts for up to three additional indications, and mid to high single digit royalties on net sales.
The license was accounted for as an asset acquisition as substantially all of the fair value of the asset acquired was concentrated in a single asset and thus the acquisition was deemed not to be a business combination. The acquired license rights represent an IPR&D asset that was determined to have no alternative future use. Accordingly, the Company recorded an IPR&D charge of $3.1 million to research and development expense, including transaction costs associated with this asset acquisition of $0.1 million, in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022. The Company did not record an IPR&D charge for the years ending December 31, 2024 and 2023 and did not achieve any milestones related to the terms of the license agreement.

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
The Company determined that co-development arrangement as defined in our agreement with AbCellera does not meet the definition of a customer as defined by ASC 606. As a result, these activities will be accounted for as research and development costs. Payments due because of the co-development will be recorded as research and development expense in the period such expenses are incurred and for payments owed to us from our collaboration partner for the reimbursement of research and development costs will be recorded as a contra-research and development expense in the period such expenses are incurred. Costs related to the AbCellera collaboration were $0.4 million and $0.9 million for the years ended December 31, 2024 and 2023, respectively.

4. MARKETABLE SECURITIES
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of our marketable securities by type of security as of December 31, 2024 and 2023 was as follows:

		DECEMBER 31, 2024
(in thousands)	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	Level 1	$8,705	$—	$—	$8,705
U.S. treasury securities	Level 1	34,316	54	(15)	34,355
U.S. government agency securities	Level 2	17,224	32	(3)	17,253
		$60,245	$86	$(18)	$60,313

		DECEMBER 31, 2023
(in thousands)	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	Level 1	$14,538	$—	$—	$14,538
U.S. treasury securities	Level 1	35,976	48	(6)	36,018
U.S. government agency securities	Level 2	51,434	31	(58)	51,407
		$101,948	$79	$(64)	$101,963
The fair values of marketable securities by classification on the consolidated balance sheets as of December 31, 2024 and 2023 was as follows:

(in thousands)	DECEMBER 31, 2024	DECEMBER 31, 2023
Cash and cash equivalents	$8,705	$16,528
Marketable securities	51,608	85,435
	$60,313	$101,963
The fair values of available-for-sale debt securities as of December 31, 2024 and 2023, by contractual maturity, are summarized as follows:

(in thousands)	DECEMBER 31, 2024	DECEMBER 31, 2023
Due in one year or less	$51,357	$98,110
Due after one year through two years	8,956	3,853
	$60,313	$101,963
The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of December 31, 2024 and 2023 was $10.4 million and $40.0 million, respectively. As of December 31, 2024 and 2023, we did not have any investments in a continuous unrealized loss position for more than twelve months. As of December 31, 2024, we believe that the cost basis of our available-for-sale debt securities is recoverable. No allowance for credit losses was recorded as of December 31, 2024 and 2023.
5. LEASES
We have an operating lease for approximately nine thousand square feet of corporate office space. The weighted-average remaining lease term as of December 31, 2024 was 9 months. The weighted-average discount rate utilized on our operating lease liabilities as of December 31, 2024 was 4.00%.

Operating leases are included in operating lease ROU assets, operating lease liabilities, and operating lease liabilities, noncurrent in our consolidated balance sheets as of December 31, 2024 and 2023.
The following table summarizes the presentation of the Company's operating lease as presented on the consolidated balance sheets:

(in thousands)	DECEMBER 31, 2024	DECEMBER 31, 2023
Assets:
Operating lease right-of-use assets	$152	$346
Liabilities:
Operating lease liabilities	$154	$219
Operating lease liabilities, noncurrent	—	173
Total operating lease liabilities	$154	$392
Future minimum lease payments from December 31, 2024 until the expiration of the operating lease are as follows:

(in thousands)
2025	$156
Thereafter	—
Total lease payments	156
Less: imputed discount rate	(2)
Carrying value of operating lease liabilities	$154
The Company incurred $0.2 million in operating lease rent expense for both years ended December 31, 2024 and 2023. Lease payments made were $0.3 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively, with such amounts reflected on the consolidated statements of cash flows in operating activities.
6. BALANCE SHEET COMPONENTS
Property and Equipment—
Property and equipment consisted of the following as of December 31, 2024 and 2023:

(in thousands)	DECEMBER 31, 2024	DECEMBER 31, 2023
Computer and other equipment	$191	$191
Capitalized software	89	89
Furniture and fixtures	151	151
Leasehold improvements	338	338
Total property and equipment	769	769
Less: accumulated depreciation	(654)	(523)
Total property and equipment—net	$115	$246
Depreciation expense totaled $0.1 million for both years ended December 31, 2024 and 2023.

Prepaid Expenses and Other Assets—
Prepaid expenses and other assets consisted of the following as of December 31, 2024 and 2023:

(in thousands)	DECEMBER 31, 2024	DECEMBER 31, 2023
Research and development	$697	$2,067
Insurance	424	446
Other prepaids	214	293
Other current assets	995	2,054
	$2,330	$4,860
Accrued Expenses—
Accrued expenses consisted of the following as of December 31, 2024 and 2023:

(in thousands)	DECEMBER 31, 2024	DECEMBER 31, 2023
Research and development	$1,197	$4,123
Compensation and related expenses	3,095	3,166
Professional fees	510	332
Other	160	447
	$4,962	$8,068
7. STOCKHOLDERS' EQUITY
Common Stock
In April 2024, the Company entered into the JJDC Securities Purchase Agreement, pursuant to which the Company sold to JJDC, in an unregistered offering, 3,636,363 shares of its common stock, at a price of $1.82 per share, which represents a 10% premium on the Company’s closing stock price on April 9, 2024, for aggregate gross proceeds of approximately $6.6 million, before deducting offering expenses.
The Company had 200,000,000 shares of common stock authorized as of December 31, 2024 and 2023, of which 41,510,163 and 37,829,565 shares were issued and outstanding as of December 31, 2024 and 2023, respectively.
Preferred Stock
The Company had 50,000,000 shares of preferred stock authorized as of December 31, 2024 and 2023, of which no shares were outstanding as of December 31, 2024 and 2023.
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
The Company's pre-funded warrant is a freestanding instrument that does not meet the definition of a liability pursuant to ASC 480 and does not meet the definition of a derivative pursuant to ASC 815. The pre-funded warrant is indexed to the Company’s common stock and meets all other conditions for equity classification under ASC 480 and ASC 815. Accordingly, the pre-funded warrant was classified as equity and accounted for as a component of additional paid-in capital at the time of issuance. All of the pre-funded warrants related to our November 2022 follow-on offering remain outstanding and unexercised as of December 31, 2024.

Share-based Compensation
Share-based compensation which comprised of stock options, restricted stock awards, restricted stock units and the employee stock purchase plan is classified in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023 and was as follows:

	FOR THE YEAR ENDED DECEMBER 31,
(in thousands)	2024	2023
Research and development	$3,269	$4,606
General and administrative	4,724	6,314
	$7,993	$10,920
2021 Equity Incentive Plan
In 2021, the board of directors adopted the Rallybio Corporation 2021 Equity Incentive Plan (the "2021 Plan"). The 2021 Plan reserves 5,440,344 for shares of the Company's common stock that have been issued in respect of outstanding equity awards granted prior to the registrant’s IPO and for future issuances of shares to employees, directors and consultants in the form of stock options, SARs, restricted and unrestricted stock and stock units, performance awards and other awards that are convertible into or otherwise based on the Company's common stock. Dividend equivalents may also be provided in connection with awards under the 2021 Plan. The share pool will automatically increase on January 1st of each year from 2022 to 2031 by the lesser of (i) five percent of the number of shares of the Company's common stock outstanding as of such date and (ii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date. On January 1, 2024 and January 1, 2023, the 2021 Plan share pool was automatically increased by 1,891,478 and 1,891,868 shares, respectively. As of December 31, 2024, the total number of shares of the Company's common stock that were issuable under the 2021 Plan was 8,683,135 shares, of which 3,383,211 shares remained available for future issuance.
The following table summarizes stock option activity for the year ended December 31, 2024:

Stock Options	Number of Option Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	4,270,544	$9.98	8.5	$—
Granted	1,119,039	$1.89
Forfeited	(653,108)	$8.94
Expired	(501,292)	$11.27
Exercised	—	$—
Outstanding at December 31, 2024	4,235,183	$7.85	7.8	$—
Options exercisable at December 31, 2024	2,314,572	$9.63	7.3	$—
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company's common stock. Options outstanding and exercisable with an exercise price above the closing price as of December 31, 2024 are considered to have no intrinsic value. Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the years ended December 31, 2024 and 2023 was $1.47 per share and $4.93 per share, respectively. Options vested during the years ended December 31, 2024 and 2023 with an exercise price above the closing price are considered to have no intrinsic value. As of December 31, 2024, there was unrecognized share-based compensation expense related to unvested stock options of $7.8 million, which the Company expects to recognize over a weighted-average period of approximately 1.9 years.

The fair value of the stock options granted during the years ended December 31, 2024 and 2023 was determined using the Black-Scholes option pricing model with the following assumptions:

FOR THE YEAR ENDED DECEMBER 31,
	2024	2023
Expected volatility	89.41% - 94.48%	88.38% - 92.27%
Expected term (years)	5.50- 6.02	5.50- 6.08
Risk free interest rate	3.93% - 4.35%	3.58% - 4.52%
Expected dividend yield	—	—
Exercise price	$1.86 - $2.40	$5.38 - $7.83
A summary of the status of the Company's nonvested restricted common stock awards at December 31, 2024 and changes during the year ended December 31, 2024 was as follows:

Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested restricted stock awards at December 31, 2023	354,394	$4.10
Granted	—	$—
Vested	(313,888)	$3.32
Forfeited	(18,556)	$16.03
Outstanding nonvested restricted stock awards at December 31, 2024	21,950	$5.21
As of December 31, 2024, there was unrecognized share-based compensation expense related to unvested restricted stock awards of $0.1 million, which the Company expects to recognize over a weighted-average period of approximately 0.8 years.
A summary of the status of the Company's nonvested restricted common stock units at December 31, 2024 and changes during the year ended December 31, 2024 was as follows:

Restricted Stock Units	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested restricted stock units at December 31, 2023	220,250	$8.55
Granted	947,756	$1.49
Forfeited	(101,340)	$7.60
Vested	(1,925)	$7.68
Outstanding nonvested restricted stock units at December 31, 2024	1,064,741	$2.36
As of December 31, 2024, there was unrecognized share-based compensation expense related to unvested restricted stock units of $1.2 million, which the Company expects to recognize over a weighted-average period of approximately 1.5 years.
2021 Employee Stock Purchase Plan
In connection with the Company's IPO, the board of directors adopted the Rallybio Corporation 2021 Employee Stock Purchase Plan (the "2021 ESPP"), which reserves 291,324 shares of the Company's common stock for future issuances under this plan. The share pool will automatically increase on January 1st of each year from 2022 to 2031 by the lesser of (i) one percent of the number of shares of the Company's common stock outstanding as of such date (ii) 582,648 shares of the Company's common stock, and (iii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date. The 2021 ESPP share pool did not increase on January 1, 2024. On January 1, 2023, the 2021 ESPP share pool was automatically increased by 378,373 shares. As of December 31, 2024, the total number of shares of the Company's common stock that were available for future issuance under the 2021 ESPP was 812,012 shares.

During the years ended December 31, 2024 and 2023, the Company issued 60,866 and 79,283 shares, respectively, of the Company's common stock under the 2021 ESPP.
The 2021 ESPP allows eligible participants to purchase shares of our common stock through authorized payroll deductions. The purchase price of the shares will be not less than 85% of the lower of the fair market value of our common stock on the first day of an offering or on the date of purchase.
For the years ended December 31, 2024 and 2023, the total share-based compensation for the 2021 ESPP was $0.1 million and $0.2 million, respectively.
8. INCOME TAXES
During each of the years ended December 31, 2024 and 2023, the Company did not record any income tax expense or benefits.
The Company’s effective income tax rates are different from the federal statutory tax rates in 2024 and 2023 predominantly due to the valuation allowance, tax credits, and state taxes. A reconciliation of the effect of applying the federal statutory rate to the net loss and effective income tax rate are as follows:

	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal income tax benefit	5.4%	7.8%
Tax credits	10.7%	9.9%
Other	(2.9)%	(1.1)%
Valuation allowance	(34.2)%	(37.6)%
Effective income tax rate	0.0%	0.0%
Deferred income taxes represent the tax effect of transactions that are reported in different periods for financial and tax reporting purposes. The combined temporary differences and carryforwards of each tax paying component of the Company that give rise to a significant portion of the deferred income tax benefits and liabilities are as follows at December 31, 2024 and 2023:

(in thousands)	2024	2023
Net operating loss carryforwards	$45,973	$37,230
Intangible amortization	1,341	2,167
Section 174 capitalization	22,479	17,530
Research and development tax credits	24,047	17,729
Share-based compensation	2,654	2,706
Other	1,476	917
Gross deferred tax assets	97,970	78,279
Valuation allowance	(97,970)	(78,279)
Net deferred tax assets	$—	$—
At December 31, 2024, the Company has approximately $167.4 million of federal net operating loss carryforwards, which do not expire, and approximately $165.9 million of state net operating loss carryforwards, which begin expiring in 2038.
At December 31, 2024, the Company has approximately $23.4 million of federal research and development tax credit carryforwards, which begin expiring in 2039, and approximately $0.8 million of state research and development tax credit carryforwards, which begin expiring in 2040.
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
The Company completed a Section 382 study and concluded that we underwent an ownership change as defined by the Code during the year ended December 31, 2021. We do not currently believe that the annual limitation will result in the expiration of any net operating losses or research and development tax credit carryforwards before utilization. Additional ownership changes which may have occurred after December 31, 2021 and any future ownership changes may limit our ability to utilize remaining tax attributes. Any carryforwards that will expire prior to utilization as a result of such additional limitations will be removed from deferred tax assets, with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.
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
It is the Company’s policy to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2024 and 2023, the Company has accrued no interest and penalties related to uncertain tax positions. The Company does not have any outstanding U.S. federal income tax or material state and local tax matters for periods through December 31, 2024. There are no federal or state and local income tax returns currently under examination. As of December 31, 2024, the statute remains open for years 2018 through 2024. These years are still considered open due to the Company generating net operating losses, as carryforward attributes generated in years past may still be adjusted upon examination by the Internal Revenue Service or other authorities if they have or will be used in a future period.
9. INVESTMENT IN JOINT VENTURE
The Company, through one of its wholly-owned subsidiaries, has a 50% interest of the joint venture entity, REV-I. For the years ended December 31, 2024 and 2023 the Company funded $2.0 million and $2.3 million, respectively, associated with the Company's commitment and its share of REV-I development. The Company did not provide any additional financial support outside of capital contributions to REV-I during the years ended December 31, 2024 and 2023. However, in connection with the joint venture, the Company provides certain scientific and finance and accounting related support which was reimbursed by REV-I to the Company and included in other income on the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2024 and 2023, the Company recorded $0.7 million and $0.3 million, respectively, related to such support. While the Company held a 50% interest in the joint venture as of December 31, 2024, based on management’s analysis, the Company is not the primary beneficiary of REV-I and accordingly, the entity is not consolidated in the Company's consolidated financial statements.
For the years ended December 31, 2024 and 2023, the Company recorded its allocable share of REV-I’s losses, which totaled $2.2 million and $2.0 million, respectively, as a loss on investment in joint venture in the consolidated statements of operations and comprehensive loss. After recognition of its share of losses for the period, the carrying value and maximum exposure to risk of the REV-I investment as of December 31, 2023 was $0.2 million, which was recorded in investment in joint venture on the consolidated balance sheets. There was no carrying value remaining of the REV-I investment as of December 31, 2024. During the period subsequent to December 31, 2024 and through the date of these consolidated financial statements, the Company funded the joint venture an additional $1.0 million.
10. COMMITMENTS AND CONTINGENCIES
Purchase Commitments—The Company enters contracts in the normal course of business with contract research organizations and other third-party vendors for clinical trials and testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and are cancellable by us upon written notice. Payments that may be due upon cancellation consist of payments for services provided or expenses incurred prior to cancellation. As of December 31, 2024 and 2023 there were no amounts accrued related to termination charges.
11. NET LOSS PER COMMON SHARE
Basic and diluted loss per common share were calculated as follows:

	FOR THE YEAR ENDED DECEMBER 31,
(in thousands except share and per share amounts)	2024	2023
Net loss	$(57,775)	$(74,564)
Weighted-average number of common shares outstanding, basic and diluted	43,544,824	40,447,388
Net loss per common share, basic and diluted	$(1.33)	$(1.84)
Basic net loss per share of common stock is based on the weighted-average number of shares of common stock outstanding during the period. Pre-funded warrants to purchase 3,333,388 shares of common stock that were issued in connection with the November 2022 follow-on offering were included in the weighted-average number of common shares outstanding for the years ended December 31, 2024 and 2023, respectively. The weighted-average number of common shares outstanding diluted for the years ended December 31, 2024 and 2023 excludes approximately 5.3 million and 4.8 million stock options and unvested restricted stock awards and units, respectively, which were not dilutive.

12. SEGMENTS
The Company defines its segments on the basis of the way in which internally reported financial information is regularly reviewed by the CODM to analyze financial performance, make decisions, and allocate resources. The Company’s CODM consists of its Chief Executive Officer, Chief Financial Officer and Chief Medical Officer. The Company manages its operations as a single operating and reportable segment and the measure of segment profit or loss is net loss and comprehensive loss. The CODM uses net loss in the budget and forecasting process and considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources.
The following table summarizes the information about reported segment revenues and significant segment expenses presented on the Company's consolidated statements of operations and comprehensive loss:

	FOR THE YEAR ENDED DECEMBER 31,
(in thousands)	2024	2023
Revenue	$636	$—
Less:
Research and development:
RLYB212	21,287	25,685
RLYB116	4,841	8,791
Other program candidates	1,901	3,411
Personnel expenses (including share-based compensation)	12,488	14,160
Other expenses	990	1,497
Total research and development	41,507	53,544
General and administrative, excluding personnel expenses	6,654	10,313
General and administrative, personnel expenses (including share-based compensation)	12,971	15,075
Other segment items*	(2,721)	(4,368)
Segment net loss	$(57,775)	$(74,564)
*Other segment items includes total other income, net and loss on investment in joint venture.
13. RESTRUCTURING
In February, 2024, the Company announced a prioritization of its portfolio and a workforce reduction to focus resources primarily on the continued development of RLYB212.
As part of this effort, the Company eliminated approximately 45% of its positions. As a result of these actions, the Company incurred charges of approximately $3.3 million of which $2.0 million was included in research and development expenses and $1.3 million was included in general and administrative expenses, with such amounts reflected in the consolidated statements of operations and comprehensive loss. The charges related to the workforce reduction are cash-based expenditures related primarily to severance and benefit payments. The Company recognized all such charges in the first quarter of 2024, with such amounts reflected in the consolidated statements of operations and comprehensive loss. The accrued restructuring liability is included in accrued expenses on the consolidated balance sheets as of December 31, 2024. Substantially all restructuring payments are expected to be completed by September 30, 2025.
The following table summarizes the restructuring accrued expense activity as of December 31, 2024:

(in thousands)	DECEMBER 31, 2024
Beginning accrued severance	$—
Severance incurred during the period	3,279
Severance paid and adjustments made during the period	(3,076)
Ending accrued severance	$203