Form 10-Q
period 2025-03-31
Rallybio Corp
filed 2025-05-08
CIK 1739410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of May 2, 2025, the registrant had 41,613,964 shares of common stock, $0.0001 par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:

•the initiation, timing, progress, results, and cost of our research and development programs, and our current and future preclinical and clinical studies, including statements regarding timing of initiation and completion of our clinical trials for RLYB116, and the natural history study in fetal and neonatal alloimmune thrombocytopenia, and related preparatory work, and the period during which the results of the trials will become available and the timing of initiation of preclinical and clinical development activities for REV102;

•the success, cost and timing of the clinical development of our product candidates, including RLYB116;

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

•the size and growth potential of the markets for RLYB116, REV102 and any of our current product candidates or other product candidates we may identify and pursue, and our ability to serve those markets;

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

•our expected uses of the net proceeds from any future offerings;

•the potential benefits of strategic collaboration agreements and arrangements, including our agreements with Johnson & Johnson and Recursion Pharmaceuticals, Inc., and the expected timing of updates related thereto, our ability to enter into strategic collaborations or arrangements, including potential business development opportunities and potential licensing partnerships, and our ability to attract collaborators with development, regulatory and commercialization expertise;

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

•We will require significant additional capital to fund our operations. If we fail to obtain necessary financing, we may not be able to complete the development or commercialization of RLYB116 or any other product candidate. Due to our limited resources and access to capital, we may decide to prioritize development of certain product candidates, the choice of which may prove to be wrong and adversely affect our business;

•Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our intellectual property or product candidates;

•We are heavily dependent on the success of RLYB116, which is in early-stage clinical development. If we are not able to develop, obtain marketing approval for, or successfully commercialize our product candidates, or if we experience significant delays in doing so, our business will be materially harmed;

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

•The marketing approval processes of the U.S. Food and Drug Administration (the "FDA"), the European Medicines Agency (the "EMA"), and comparable foreign regulatory authorities, including the Medicines and Healthcare products Regulatory Agency in the United Kingdom (the “MHRA”), are lengthy, time-consuming, and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for RLYB116 or any of our other product candidates, our business will be substantially harmed;

•Our product candidates target rare diseases and conditions, and the market opportunities for RLYB116 or any of our other product candidates, if approved, may be smaller than we anticipate. We must be able to successfully identify patients and capture a significant market share to achieve profitability and growth;

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

•We may pursue business development transactions and collaborate with third parties for the development and commercialization of our product candidates. We may not succeed in identifying and acquiring businesses or assets, in-licensing intellectual property rights or establishing and maintaining collaborations, which may significantly limit our ability to successfully develop and commercialize our other product candidates, if at all, and these transactions could disrupt our business, cause dilution to our stockholders or reduce our financial resources; and

•If we are unable to obtain, maintain and enforce patent protection for our technology and product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully develop and commercialize our technology and product candidates may be adversely affected.

The foregoing is only a summary of some of our risks. For a more detailed discussion of these and other risks you should consider before making an investment in our common stock, see “Risk Factors.”

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
RALLYBIO CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share amounts)	MARCH 31, 2025	DECEMBER 31, 2024
Assets
Current assets:
Cash and cash equivalents	$14,779	$13,903
Marketable securities	39,716	51,608
Prepaid expenses and other current assets	2,886	2,330
Total current assets	57,381	67,841
Property and equipment, net	87	115
Operating lease right-of-use assets	102	152
Investment in joint venture	413	—
Total assets	$57,983	$68,108
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$400	$278
Accrued expenses	2,546	4,962
Operating lease liabilities	116	154
Deferred revenue	848	848
Total current liabilities	3,910	6,242
Deferred revenue, noncurrent	—	212
Total liabilities	3,910	6,454
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock, $0.0001 par value per share; 200,000,000 shares authorized as of March 31, 2025 and December 31, 2024; and 41,612,039 and 41,510,163 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	4	4
Preferred stock, $0.0001 par value per share; 50,000,000 shares authorized as of March 31, 2025 and December 31, 2024; no shares issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	356,481	354,602
Accumulated other comprehensive gain	47	68
Accumulated deficit	(302,459)	(293,020)
Total stockholders' equity	54,073	61,654
Total liabilities and stockholders' equity	$57,983	$68,108
See accompanying notes to the condensed consolidated financial statements

RALLYBIO CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
(in thousands, except share and per share amounts)	2025	2024
Revenue:
Collaboration and license revenue	$212	$—
Total revenue	212	—
Operating expenses:
Research and development	5,725	12,936
General and administrative	4,157	6,851
Total operating expenses	9,882	19,787
Loss from operations	(9,670)	(19,787)
Other income:
Interest income	644	1,276
Other income	174	167
Total other income, net	818	1,443
Loss before equity in losses of joint venture	(8,852)	(18,344)
Loss on investment in joint venture	587	685
Net loss	$(9,439)	$(19,029)

Net loss per common share, basic and diluted	$(0.21)	$(0.47)
Weighted-average common shares outstanding, basic and diluted	44,774,602	40,773,615

Other comprehensive loss:
Net unrealized loss on marketable securities	(21)	(86)
Other comprehensive loss	(21)	(86)
Comprehensive loss	$(9,460)	$(19,115)
See accompanying notes to the condensed consolidated financial statements

RALLYBIO CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024	COMMON		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)	STOCKHOLDERS' EQUITY
(in thousands, except share amounts)	SHARES	AMOUNT
December 31, 2023	37,829,565	$4	$341,410	$(235,245)	$15	$106,184
Share-based compensation	—	—	2,088	—	—	2,088
Forfeiture of restricted common stock	(17,595)	—	—	—	—	—
Net loss	—	—	—	(19,029)	—	(19,029)
Other comprehensive loss	—	—	—	—	(86)	(86)
Balance, March 31, 2024	37,811,970	$4	$343,498	$(254,274)	$(71)	$89,157

December 31, 2024	41,510,163	$4	$354,602	$(293,020)	$68	$61,654
Share-based compensation	—	—	1,879	—	—	1,879
Issuance of common stock under the stock award plan	101,876	—	—	—	—	—
Net loss	—	—	—	(9,439)	—	(9,439)
Other comprehensive loss	—	—	—	—	(21)	(21)
Balance, March 31, 2025	41,612,039	$4	$356,481	$(302,459)	$47	$54,073
See accompanying notes to the condensed consolidated financial statements

RALLYBIO CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
(in thousands)	2025	2024
Cash Flows Used in Operating Activities:
Net loss	$(9,439)	$(19,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28	35
Net accretion of discounts/premiums on debt securities	(210)	(539)
Share-based compensation	1,879	2,088
Loss on investment in joint venture	587	685
Changes in operating assets and liabilities:
Prepaid expenses, operating lease right-of-use assets and other current assets	(506)	537
Accounts payable	122	(506)
Accrued expenses and operating lease liabilities	(2,454)	1,272
Deferred revenue	(212)	—
Net cash used in operating activities	(10,205)	(15,457)
Cash Flows Provided by Investing Activities:
Purchases of marketable securities	(5,919)	(10,736)
Proceeds from maturities of marketable securities	18,000	21,750
Investment in joint venture	(1,000)	(750)
Net cash provided by investing activities	11,081	10,264
Cash Flows Provided by Financing Activities:
Net cash provided by financing activities	—	—
Net increase (decrease) in cash and cash equivalents	876	(5,193)
Cash and cash equivalents — beginning of period	13,903	24,494
Cash and cash equivalents — end of period	$14,779	$19,301
See accompanying notes to the condensed consolidated financial statements

RALLYBIO CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
1. BUSINESS AND LIQUIDITY
Rallybio Corporation and subsidiaries ("Rallybio", the "Company", "we", "our", or "us") is a clinical-stage biotechnology company comprised of experienced biopharma industry leaders with extensive research, development, and rare disease expertise with a mission to develop and commercialize life-transforming therapies for patients with severe and rare diseases. Since our launch in January 2018, we have built a broad pipeline of promising product candidates aimed at addressing diseases with unmet medical need in the areas of complement dysregulation, hematology, and metabolic disorders. The Company’s lead program, RLYB116, is a differentiated complement component 5 inhibitor with the potential to treat diseases of complement dysregulation. Rallybio also has two programs in preclinical development, including REV102, an Ectonucleotide Pyrophosphatase/ Phosphodiesterase 1 inhibitor for the treatment of patients with hypophosphatasia, and RLYB332, a long-acting matriptase-2 antibody for the treatment of diseases of iron overload. Rallybio plans to initiate a confirmatory pharmacokinetic and pharmacodynamic study of RLYB116 in healthy volunteers in the second quarter of 2025 with data expected in the third and fourth quarters of 2025. In April 2025, the Company announced the discontinuation of the Company's RLYB212 program for the prevention of fetal and neonatal alloimmune thrombocytopenia ("FNAIT").
The Company had cash, cash equivalents and marketable securities of $54.5 million as of March 31, 2025. The Company currently expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date these unaudited condensed consolidated financial statements are issued. However, the Company does not anticipate that its current cash, cash equivalents and marketable securities as of March 31, 2025 will be sufficient to fund any of its product candidates through regulatory approval, and it will need to raise substantial additional capital to complete the development and commercialization of its product candidates, if approved. We may satisfy our future cash needs through the sale of equity securities, debt financings, corporate collaborations or license agreements, working capital lines of credit, grant funding, interest income earned on invested cash balances or a combination of one or more of these sources.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
Unaudited Financial Information — The unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates promulgated by the Financial Accounting Standards Board.
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
These accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 (our "Annual Report"). Our significant accounting policies are described in Note 2 of the Notes to the consolidated financial statements included in our Annual Report. There have been no new accounting policies, including the adoption of new accounting standards during the three months ended March 31, 2025, unless otherwise noted below, which could be expected to materially impact the Company's unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements—In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09") which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Public business entities must apply the ASU’s guidance to annual periods beginning after December 15, 2024. The company has chosen not to early adopt this standard and is currently evaluating the potential impact of adopting this standard on its financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). This ASU requires public entities to disclose additional transparency on certain costs and expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company has chosen not to early adopt this standard and is currently evaluating the potential impact of adopting this standard on its financial statements.

3. MARKETABLE SECURITIES

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of our marketable securities by type of security as of March 31, 2025 and December 31, 2024 was as follows:

		MARCH 31, 2025
(in thousands)	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	Level 1	$9,782	$—	$—	$9,782
U.S. treasury securities	Level 1	30,348	41	(5)	30,384
U.S. government agency securities	Level 2	9,321	14	(3)	9,332
		$49,451	$55	$(8)	$49,498

		DECEMBER 31, 2024
(in thousands)	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	Level 1	$8,705	$—	$—	$8,705
U.S. treasury securities	Level 1	34,316	54	(15)	34,355
U.S. government agency securities	Level 2	17,224	32	(3)	17,253
		$60,245	$86	$(18)	$60,313
The fair values of marketable securities by classification in the condensed consolidated balance sheets was as follows as of March 31, 2025 and December 31, 2024:

(in thousands)	MARCH 31, 2025	DECEMBER 31, 2024
Cash and cash equivalents	$9,782	$8,705
Marketable securities	39,716	51,608
	$49,498	$60,313

The fair values of available-for-sale debt securities as of March 31, 2025 and December 31, 2024, by contractual maturity, are summarized as follows:

(in thousands)	MARCH 31, 2025	DECEMBER 31, 2024
Due in one year or less	$47,006	$51,357
Due after one year through two years	2,492	8,956
	$49,498	$60,313
The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of March 31, 2025 and December 31, 2024 was $11.9 million and $10.4 million, respectively. As of March 31, 2025, we did not have any investments in a continuous unrealized loss position for more than twelve months. As of March 31, 2025, we believe that the cost basis of our available-for-sale debt securities is recoverable. No allowance for credit losses was recorded as of March 31, 2025 and December 31, 2024.
4. BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets —
Prepaid expenses and other current assets consisted of the following as of March 31, 2025 and December 31, 2024:

(in thousands)	MARCH 31, 2025	DECEMBER 31, 2024
Research and development	$1,587	$697
Insurance	240	424
Other prepaids	187	214
Other current assets	872	995
	$2,886	$2,330
Accrued Expenses—
Accrued expenses consisted of the following as of March 31, 2025 and December 31, 2024:

(in thousands)	MARCH 31, 2025	DECEMBER 31, 2024
Research and development	$851	$1,197
Compensation and related expenses	964	3,095
Professional fees	605	510
Other accrued expenses	126	160
	$2,546	$4,962
5. STOCKHOLDERS' EQUITY

Common Stock
In April 2024, the Company entered into a securities purchase agreement (the "JJDC Securities Purchase Agreement") with Johnson & Johnson Innovation – JJDC, Inc. ("JJDC"), pursuant to which the Company sold to JJDC, in an unregistered offering, 3,636,363 shares of its common stock, at a price of $1.82 per share, which represented a 10% premium on the Company’s closing stock price on April 9, 2024, for aggregate gross proceeds of approximately $6.6 million, before deducting offering expenses.

The Company had 200,000,000 shares of common stock authorized as of March 31, 2025 and December 31, 2024, of which 41,612,039 and 41,510,163 shares were issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.
Preferred Stock
The Company had 50,000,000 shares of preferred stock authorized as of March 31, 2025 and December 31, 2024, of which no shares were outstanding as of March 31, 2025 and December 31, 2024.

Pre-Funded Warrants
In connection with a follow-on offering, the Company entered into an agreement with certain investors to issue pre-funded warrants in lieu of common stock to purchase up to an aggregate of 3,333,388 shares of common stock at a price of $5.9999, which represents the per share public offering price of the November 2022 follow-on offering for common stock less a $0.0001 per share exercise price for each pre-funded warrant.
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
The Company's pre-funded warrant is a freestanding instrument that does not meet the definition of a liability pursuant to ASC 480, Distinguishing Liabilities from Equity, and does not meet the definition of a derivative pursuant to ASC 815, Derivatives and Hedging. The pre-funded warrant is indexed to the Company’s common stock and meets all other conditions for equity classification under ASC 480 and ASC 815. Accordingly, the pre-funded warrant was classified as equity and accounted for as a component of additional paid-in capital at the time of issuance. All of the pre-funded warrants related to our November 2022 follow-on offering remain outstanding and unexercised as of March 31, 2025.
Share-based Compensation
Share-based compensation is comprised of the Company's stock options, restricted stock awards, restricted stock units and shares issued pursuant to the employee stock purchase plan, and is classified in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024 was as follows:

	FOR THE THREE MONTHS ENDED MARCH 31,
(in thousands)	2025	2024
Research and development	$810	$769
General and administrative	1,069	1,319
	$1,879	$2,088
2021 Equity Incentive Plan
In 2021, the board of directors adopted the Rallybio Corporation 2021 Equity Incentive Plan (the "2021 Plan"). The 2021 Plan initially reserved 5,440,344 shares of the Company's common stock that have been issued in respect of outstanding equity awards granted prior to the Company's initial public offering ("IPO"), and for future issuances of shares to employees, directors and consultants in the form of stock options, SARs, restricted and unrestricted stock and stock units, performance awards and other awards that are convertible into or otherwise based on the Company's common stock. Dividend equivalents may also be provided in connection with awards under the 2021 Plan. The share pool will automatically increase on January 1st of each year until 2031, by the lesser of (i) five percent of the number of shares of the Company's common stock outstanding as of such date and (ii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date. On January 1, 2025 and January 1, 2024, the 2021 Plan share pool was automatically increased by 2,075,508 and 1,891,478 shares, respectively. As of March 31, 2025, the total number of shares of the Company's common stock that were issuable under the 2021 Plan was 10,656,767 shares, of which 3,558,258 shares remained available for future issuance.

The following table summarizes stock option activity for the three months ended March 31, 2025:

Stock Options	Number of Option Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding stock options at December 31, 2024	4,235,183	$7.85	7.8	$—
Granted	1,565,556	$0.80
Forfeited	—	$—
Expired	(78,825)	$7.69
Exercised	—	$—
Outstanding stock options at March 31, 2025	5,721,914	$5.93	8.3	$—
Exercisable stock options at March 31, 2025	2,570,408	$9.19	7.4	$—
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company's common stock. Stock options outstanding and exercisable with an exercise price above the closing price as of March 31, 2025 are considered to have no intrinsic value. Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended March 31, 2025 and 2024 was $0.67 per share and $1.47 per share, respectively. As of March 31, 2025, there was unrecognized share-based compensation expense related to nonvested stock options of $7.3 million which the Company expects to recognize over a weighted-average period of approximately 2.3 years.
The fair value of the stock options granted during the three months ended March 31, 2025 and 2024 was determined using the Black-Scholes option pricing model with the following assumptions:

FOR THE THREE MONTHS ENDED MARCH 31,
	2025	2024
Expected volatility	91.88% - 119.61%	89.41% - 94.48%
Expected term (years)	5.27 - 6.02	5.50 - 6.02
Risk free interest rate	4.36% - 4.39%	3.93% - 4.22%
Expected dividend yield	—	—
Exercise price	$0.76 - $0.95	$1.86 - $2.40
A summary of the status of the Company's nonvested restricted common stock awards at March 31, 2025 and changes during the three months ended March 31, 2025 was as follows:

Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested restricted stock awards at December 31, 2024	21,950	$5.21
Granted	—	$—
Vested	(16,099)	$4.80
Forfeited	—	$—
Nonvested restricted stock awards at March 31, 2025	5,851	$6.36
As of March 31, 2025, there was unrecognized share-based compensation expense related to nonvested restricted stock awards of $22 thousand, which the Company expects to recognize over a weighted-average period of approximately 0.6 years.

A summary of the status of the Company's nonvested restricted common stock units at March 31, 2025 and changes during the three months ended March 31, 2025 was as follows:

Restricted Stock Units	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested restricted stock units at December 31, 2024	1,064,741	$2.36
Granted	413,730	$0.79
Forfeited	—	$—
Vested	(101,876)	$6.06
Nonvested restricted stock units at March 31, 2025	1,376,595	$1.62
As of March 31, 2025, there was unrecognized share-based compensation expense related to nonvested restricted stock units of $1.1 million, which the Company expects to recognize over a weighted-average period of approximately 1.8 years.
2021 Employee Stock Purchase Plan
In connection with the Company's IPO, the board of directors adopted the Rallybio Corporation 2021 Employee Stock Purchase Plan (the "2021 ESPP"), which initially reserved 291,324 shares of the Company's common stock for future issuances under this plan. The share pool will automatically increase on January 1st of each year from 2022 to 2031, by the lesser of (i) one percent of the number of shares of the Company's common stock outstanding as of such date, (ii) 582,648 shares of the Company’s common stock and (iii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date. The 2021 ESPP share pool did not increase on January 1, 2025 or January 1, 2024. As of March 31, 2025, the total number of shares of the Company's common stock available for future issuance under the 2021 ESPP was 812,012 shares. During the three months ended March 31, 2025 and 2024, the Company did not issue any shares under the 2021 ESPP.

The 2021 ESPP allows eligible participants to purchase shares of our common stock through authorized payroll deductions. The purchase price of the shares will not be less than 85% of the lower of the fair market value of our common stock on the first day of an offering or on the date of the purchase.
For the three months ended March 31, 2025 and 2024, the total share-based compensation expense for the 2021 ESPP was $20 thousand and $42 thousand, respectively.
6. INVESTMENT IN JOINT VENTURE

The Company, through one of its wholly-owned subsidiaries, has a 50% interest of the joint venture entity, RE Ventures I, LLC, a limited liability company (“REV-I”). For the three months ended March 31, 2025 and 2024, the Company funded $1.0 million and $0.8 million, respectively, associated with the Company's commitment and its share of REV-I development. The Company did not provide any additional financial support outside of capital contributions to REV-I during the three months ended March 31, 2025 and 2024. However, in connection with the joint venture, the Company provides certain scientific and finance and accounting related support which was reimbursed by REV-I to the Company and included in other income on the condensed consolidated statements of operations and comprehensive loss. For both the three months ended March 31, 2025 and 2024, the Company recorded $0.2 million related to such support. While the Company held a 50% interest in the joint venture as of March 31, 2025, based on management’s analysis, the Company is not the primary beneficiary of REV-I and accordingly, the entity is not consolidated in the Company's condensed consolidated financial statements.
For the three months ended March 31, 2025 and 2024, the Company recorded its allocable share of REV-I's losses which totaled $0.6 million and $0.7 million, respectively. These losses were recorded as a loss on investment in joint venture within the condensed consolidated statements of operations and comprehensive loss. After recognition of its share of losses for the period, the carrying value and maximum exposure to risk of the REV-I investment as of March 31, 2025 was $0.4 million, which was recorded in investment in joint venture in the Company's condensed consolidated balance sheets. There was no carrying value remaining of the REV-I investment as of December 31, 2024.
7. COMMITMENTS AND CONTINGENCIES

Purchase Commitments — The Company enters contracts in the normal course of business with contract research organizations and other third-party vendors for clinical trials and testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and are cancellable by us upon written notice. Payments that may be due upon cancellation consist of payments for services provided or expenses incurred prior to cancellation. As of March 31, 2025 and December 31, 2024, there were no amounts accrued related to termination charges.
8. NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share for the three months ended March 31, 2025 and 2024 was calculated as follows:

	FOR THE THREE MONTHS ENDED MARCH 31,
(in thousands except share and per share amounts)	2025	2024
Net loss	$(9,439)	$(19,029)
Weighted-average number of common shares outstanding, basic and diluted	44,774,602	40,773,615
Net loss per common share, basic and diluted	$(0.21)	$(0.47)
Basic net loss per share of common stock is based on the weighted-average number of shares of common stock outstanding during the period. Pre-funded warrants to purchase 3,333,388 shares of common stock that were issued in connection with the November 2022 follow-on offering were included in the weighted-average number of common shares outstanding for the three months ended March 31, 2025 and 2024. The weighted average number of common shares outstanding diluted for the three months ended March 31, 2025 and 2024 excludes approximately 7.1 million and 5.5 million stock options and nonvested restricted stock awards and units, respectively, which were not dilutive.

9. SEGMENTS
The Company defines its segments on the basis of the way in which internally reported financial information is regularly reviewed by the chief operating decision maker ("CODM") to analyze financial performance, make decisions, and allocate resources. The Company’s CODM consists of its Chief Executive Officer, Chief Financial Officer and Chief Medical Officer. The Company manages its operations as a single operating and reportable segment and the measure of segment profit or loss is net loss and comprehensive loss. The CODM uses net loss in the budget and forecasting process and considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources.
The following table summarizes the information about reported segment revenues and significant segment expenses presented on the Company's condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024:

	FOR THE THREE MONTHS ENDED MARCH 31,
(in thousands)	2025	2024
Revenue	$212	$—
Less:
Research and development:
RLYB212	2,438	5,640
RLYB116	619	1,303
Other program candidates	(163)	604
Personnel expenses (including share-based compensation)	2,589	5,170
Other expenses	242	219
Total research and development	5,725	12,936
General and administrative, excluding personnel expenses	1,525	1,911
General and administrative, personnel expenses (including share-based compensation)	2,632	4,940
Other segment items*	(231)	(758)
Segment net loss	$(9,439)	$(19,029)

*Other segment items includes total other income, net and loss on investment in joint venture.
10. RESTRUCTURING
In February 2024, the Company announced a workforce reduction.

As part of this effort, the Company eliminated approximately 45% of its positions. As a result of these actions, the Company incurred charges of approximately $3.3 million of which $2.0 million was included in research and development expenses and $1.3 million was included in general and administrative expenses, with such amounts reflected in the condensed consolidated statements of operations and comprehensive loss. The charges related to the workforce reduction were cash-based expenditures related primarily to severance and benefit payments. The Company recognized all such charges during the first quarter of 2024, with such amounts reflected in the condensed consolidated statements of operations and comprehensive loss. The accrued restructuring liability is included in accrued expenses in the condensed consolidated balance sheets as of March 31, 2025. Substantially all restructuring payments are expected to be completed by September 30, 2025.

The following table summarizes the restructuring accrual activity as of March 31, 2025:

(in thousands)	MARCH 31, 2025
Beginning accrued severance	$203
Severance incurred during the period	—
Ending accrued severance	$203
11. COLLABORATION AND LICENSE AGREEMENTS
In April 2024, the Company entered into a two-year collaboration agreement (the "J&J Collaboration Agreement"), with Johnson & Johnson through its wholly-owned subsidiary, Momenta Pharmaceuticals, Inc. (“J&J”) to facilitate the advancement of research into products to address unmet needs relating to FNAIT.

In April 2025, the Company announced that RLYB212 Phase 2 pharmacokinetic results did not achieve target concentrations, including the minimum target concentration required for efficacy, and that the Company would discontinue its RLYB212 program for the prevention of FNAIT. The Company will continue to follow any previously screened Phase 2 participant who was also eligible to enroll in the multinational FNAIT natural history study, in accordance with the study's protocol. A total of 14,300 pregnant women of different racial and ethnic characteristics in North America and Europe were screened in the FNAIT natural history study, and two are currently enrolled, including the participant from the Phase 2 trial.

Pursuant to the J&J Collaboration Agreement, the Company received an upfront payment of $0.5 million from J&J for the information dissemination and data provision services under the agreement. The J&J Collaboration Agreement provides that the Company is eligible for payments upon the achievement of certain screening-related events, however, the Company has discontinued screening and enrollment in both the FNAIT natural history study and the RLYB212 Phase 2 clinical trial.

The Company evaluated the agreement and determined it was within the scope of ASC 606, Revenue Recognition ("ASC 606"). The Company determined there were performance obligations as follows:

(1) Data collection and submission revenue – derived from Rallybio’s ongoing management of the studies including the maintenance of a minimum site footprint, the license to utilize, and timely, semi-annual submission of the anonymized data, in the required formats.

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

In April 2024, the Company also entered into the JJDC Securities Purchase Agreement. Under the terms of the JJDC Securities Purchase Agreement, JJDC purchased 3,636,363 shares of the Company's common stock with a par value of $0.0001 per share for a share purchase price of $1.82 per share which included a 10% premium on the then-current market price, for an aggregate purchase price of $6.6 million. The JJDC Securities Purchase Agreement contains provisions related to the registration of the shares and the restriction on the sale or transfer of the shares for a period of time. The Company determined the J&J Collaboration Agreement and the JJDC Securities Purchase Agreement represented combined agreements. In accordance with ASC 606 and ASC Topic 820, Fair Value Measurement, total consideration of $1.2 million for the shares of common stock from the JJDC Securities Purchase Agreement, which represents the premium of $0.7 million and discount for lack of marketability of $0.5 million, has been allocated to revenue and will be recognized over the two year expected performance period.

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

The Company recognized $0.2 million in revenue during the three months ended March 31, 2025, related to data collection and data submission with the identified performance obligations, and the premium and discount allocated to revenue from the sale of the common stock to JJDC. The remaining revenue is included in deferred revenue on the Company's condensed consolidated balance sheets as of March 31, 2025, and will be recognized as the performance obligations are satisfied. The Company did not recognize any revenue during the three months ended March 31, 2024.

The Company determined that the J&J Collaboration Agreement is not in the scope of ASC 808, Collaborative Arrangements.

12. SUBSEQUENT EVENTS
On May 2, 2025, the Company approved a workforce reduction to focus resources on the Company’s lead program, RLYB116 and its preclinical development programs, including REV102 and RLYB332.

As part of this effort, the Company eliminated approximately 40% of its positions. As a result of these actions, the Company expects to incur charges of approximately $1.7 million, excluding share-based compensation expense. The charges related to the workforce reduction are cash-based expenditures related primarily to one-time severance and benefit payments. The Company expects to recognize substantially all charges related to the workforce reduction in the quarter ending June 30, 2025. These estimates are subject to assumptions and actual results may differ.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (our "Annual Report"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See “Cautionary Note Regarding Forward-Looking Statements.”

Our Business
We are a clinical-stage biotechnology company comprised of experienced biopharma industry leaders with extensive research, development, and rare disease expertise with a mission to develop and commercialize life-transforming therapies for patients with severe and rare diseases. Since our launch in January 2018, we have built a broad pipeline of promising product candidates aimed at addressing diseases with unmet medical need in the areas of complement dysregulation, hematology, and metabolic disorders. Our lead program, RLYB116, is a differentiated complement component 5 (“C5”) inhibitor with the potential to treat diseases of complement dysregulation. We also have two programs in preclinical development, including REV102, an Ectonucleotide Pyrophosphatase/ Phosphodiesterase 1 ("ENPP1") inhibitor for the treatment of patients with hypophosphatasia ("HPP"), and RLYB332, a long-acting matriptase-2 ("MTP-2") antibody for the treatment of diseases of iron overload. We plan to initiate a confirmatory pharmacokinetic ("PK") and pharmacodynamic ("PD") study of RLYB116 in healthy volunteers in the second quarter of 2025 with data expected in the third and fourth quarters of 2025. In April 2025, we announced the discontinuation of the RLYB212 program for the prevention of fetal and neonatal alloimmune thrombocytopenia ("FNAIT"). Our decision to discontinue RLYB212 development was based on PK data from the Phase 2 clinical trial that demonstrated an inability of the RLYB212 dose regimen to achieve predicted target concentrations, as well as the minimum target concentration required for efficacy.

Complement Dysregulation
We are developing therapies that address diseases of complement dysregulation, including paroxysmal nocturnal hemoglobinuria ("PNH"), antiphospholipid syndrome ("APS") and generalized myasthenia gravis ("gMG"). RLYB116 is a novel, potentially long-acting, subcutaneously injected inhibitor of C5 in development for the treatment of patients with complement-related diseases. RLYB114 is a pegylated C5 inhibitor in development for complement-mediated ophthalmic disorders.

We have completed a Phase 1 clinical study in healthy participants that included the study of RLYB116 as a single ascending dose ("SAD") and a multiple ascending dose ("MAD"). The SAD portion of the RLYB116 clinical study included five cohorts with a dose ranging from 2mg up to 300mg. Data from the SAD portion of the study showed that all study participants that were administered a single 1 mL subcutaneous ("SC") injection of 100 mg of RLYB116 (n=6) demonstrated a reduction in free C5 greater than 99% within 24 hours of dosing. Subcutaneously administered RLYB116 in the SAD portion of the study was observed to be generally well-tolerated at the 100 mg dose, with mild adverse events and no drug-related serious adverse events reported.

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

Hematological Disorders
In May 2022, we obtained worldwide exclusive rights to RLYB331, a preclinical, monoclonal antibody that is designed to inhibit MTP-2. The inhibition of MTP-2 significantly increases levels of hepcidin, decreases iron load and treats ineffective erythropoiesis. In 2024, we re-engineered RLYB331 to extend its half-life and completed non-clinical studies that demonstrated favorable tolerability, dose-dependent PK, and sustained PD effects with RLYB332, a long-acting version of RLYB331. These findings, which were presented in a poster at the 66th annual meeting of the American Society of Hematology, support the continued development of RLYB332 as a potentially best-in-class therapeutic for treating diseases of iron overload.

Metabolic Disorders
We have a collaboration with Recursion Pharmaceuticals, Inc. ("Recursion") through its acquisition of Exscientia Limited ("Exscientia") in 2024 that is focused on the discovery of a small molecule targeting an ENPP1 inhibitor for the treatment of HPP. HPP is a rare, genetic disease characterized by mutations in the ALPL gene. The ALPL gene provides instructions for making an enzyme called tissue-nonspecific alkaline phosphatase, which plays an important role in the growth and development of bones and teeth. We believe that a small molecule inhibitor of ENPP1 has the potential to bring meaningful benefit to HPP patients. In 2024, we presented data at the American Society for Bone and Mineral Research from an early lead ENPP1 inhibitor, REV101, in a mouse model of later-onset HPP demonstrating a 30% reduction in inorganic pyrophosphate ("PPi"), a key biomarker that is elevated in HPP and contributes to poor bone mineralization. Together with Recursion, we also advanced REV102, an ENPP1 inhibitor for the treatment of patients HPP to position the molecule for additional preclinical development activities in 2025.

In December 2022, we entered into a strategic alliance to discover, develop, and commercialize novel antibody-based therapeutics for rare diseases. This multi-year, multi-target collaboration will combine AbCellera Biologics Inc.'s ("AbCellera's") antibody discovery engine with our clinical and commercial expertise in rare diseases to identify optimal clinical candidates with a goal of delivering therapies to patients.

FNAIT Program
In April 2025, the Company announced the discontinuation of its FNAIT program and its RLYB212 Phase 2 dose confirmation trial. The single-arm Phase 2 dose confirmation trial was designed to assess the PK and safety of RLYB212 in pregnant women at higher risk for HPA-1a alloimmunization and FNAIT. Secondary objectives included the assessment of pregnancy and neonatal/infant outcomes, and the occurrence of emergent HPA-1a alloimmunization. Second trimester PK results from the sentinel participant demonstrated an inability of RLYB212 to achieve predicted target concentrations of 6 ng/mL to 10 ng/mL, as well as the minimum target concentration required for efficacy of 3 ng/mL, with values near or below the assay’s lower limit of quantitation. Dose adjustment is not deemed feasible given that PK levels are meaningfully outside the predicted range and the absence of empiric data to inform an adjustment. No further enrollment in the trial is planned and screening of participants has been stopped. The Company will continue safety follow-up of the sentinel participant as specified in the trial's protocol.

Although we are no longer screening patients in the prospective, non-interventional, multinational natural history study, we continue the required follow-up activities in accordance with the study's protocol. This study was designed to screen expectant mothers presenting at gestational week 10 to 14 prenatal visit to determine the frequency of women at higher FNAIT risk among expectant mothers of different racial and ethnic characteristics, as well as the frequency of HPA-1a alloimmunization and pregnancy outcomes among these women. At the time screening concluded, more than 14,300 pregnant women had been screened in this study.

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
In April 2024, we entered into a securities purchase agreement (the "JJDC Securities Purchase Agreement") with Johnson & Johnson Innovation – JJDC, Inc. ("JJDC"), pursuant to which we sold to JJDC, in an unregistered offering, 3,636,363 shares of our common stock at a price of $1.82 per share, which represented a 10% premium on the Company’s closing stock price on April 9, 2024, for aggregate gross proceeds of approximately $6.6 million, before deducting offering expenses. We agreed, among other things, to file with the Securities and Exchange Commission (the "SEC") a registration statement covering the resale of the shares, which we filed on May 10, 2024.
As of March 31, 2025, we had cash, cash equivalents and marketable securities of $54.5 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the first half of 2027. This estimate and our expectation to advance the preclinical and clinical development of RLYB116, REV102 and any other product candidates are based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, or our clinical trials may be more expensive, time consuming or difficult to design or implement than we currently anticipate. See “—Liquidity and Capital Resources.”
We have incurred significant operating losses since inception, including net losses of $9.4 million and $19.0 million for three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $302.5 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We have not commercialized any products and have never generated revenue from the commercialization of any product. We expect to incur significant additional operating losses in the foreseeable future as we advance our programs through preclinical and clinical development, expand our research and development activities, acquire and develop new product candidates, complete preclinical studies and clinical trials, finance our business development strategy, seek regulatory approval for the commercialization of our product candidates and commercialize our products, if approved. Our expenses will increase substantially over time if and as we:
▪plan for and conduct any future clinical trials for RLYB116 and any of our other product candidates;
▪seek regulatory approvals for RLYB116 and any other product candidates, as well as for any related companion diagnostic, if required;
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
We do not have any product candidates approved for sale and have not generated any revenue from product sales. In April 2024, we entered into a two-year collaboration agreement (the "J&J Collaboration Agreement") with Johnson & Johnson, through its wholly-owned subsidiary, Momenta Pharmaceuticals, Inc. ("J&J"). Our collaboration and license revenue to date is related to data collection and data submission performance obligations pursuant to the two-year J&J Collaboration Agreement to facilitate the advancement of research into products to address unmet needs relating to FNAIT. Pursuant to the J&J Collaboration Agreement, we received an upfront payment of $0.5 million from J&J for the information dissemination and data provision services under the agreement. We were also eligible to receive additional payments upon certain triggers related to the companies' FNAIT studies, however, in connection with our decision in April 2025 to discontinue development of RLYB212, we do not expect payments regarding the achievement of certain enrollment-related events.

The Company determined there were performance obligations as follows:

(1) Data collection and submission revenue – derived from Rallybio’s ongoing management of the studies including the maintenance of a minimum site footprint, the license to utilize, and timely, semi-annual submission of the anonymized data, in the required formats.

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

In April 2024, we also entered into the JJDC Securities Purchase Agreement. Under the terms of the JJDC Securities Purchase Agreement, JJDC made an equity investment purchasing 3,636,363 shares of common stock with a par value of $0.0001 per share for a share purchase price of $1.82 per share which includes a 10% premium for an aggregate purchase price of $6.6 million. The JJDC Securities Purchase Agreement contains provisions related to the registration of the shares and the restriction on the sale or transfer of the shares for a period of time. We determined the J&J Collaboration Agreement and JJDC Securities Purchase Agreement

represented combined agreements. In accordance with ASC 606 and Accounting Standards Codification Topic 820, Fair Value Measurement, total consideration of $1.2 million for the shares of common stock from the JJDC Securities Purchase Agreement, which represents the premium of $0.7 million and discount for lack of marketability of $0.5 million, has been allocated to revenue and will be recognized over the two year expected performance period.
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
Loss on Investment in Joint Venture
The Company recognizes its pro-rata share of losses in the joint venture with Recursion (as successor in interest to Exscientia) on its condensed consolidated statements of operations and comprehensive loss within the loss on investment in joint venture line item, with a corresponding change to the joint venture investment asset on the condensed consolidated balance sheets for equity method investments for which it does not have a controlling interest in.

Comparison of the Three Months Ended March 31, 2025 and 2024
The following table summarizes our results of operations:

	FOR THE THREE MONTHS ENDED MARCH 31,
(in thousands)	2025	2024	CHANGE
Revenue:
Collaboration and license revenue	$212	$—	$212
Total revenue	212	—	212
Operating expenses:
Research and development	5,725	12,936	(7,211)
General and administrative	4,157	6,851	(2,694)
Total operating expenses	9,882	19,787	(9,905)
Loss from operations	(9,670)	(19,787)	10,117
Total other income, net	818	1,443	(625)
Loss before equity in losses of joint venture	(8,852)	(18,344)	9,492
Loss on investment in joint venture	587	685	(98)
Net loss	$(9,439)	$(19,029)	$9,590
Revenue
Collaboration and license revenue was $0.2 million during the three months ended March 31, 2025. There was no collaboration and license revenue during the three months ended March 31, 2024. The increase of $0.2 million in 2025 as compared to 2024 was related to our entrance into the J&J Collaboration Agreement in the second quarter of 2024 and the recognition of revenue related to the collaboration performance obligations.
Operating Expenses
Research and Development Expenses
The following table summarizes our research and development costs for each of the periods presented:

	FOR THE THREE MONTHS ENDED MARCH 31,
	2025	2024	CHANGE
(in thousands)
Direct research and development by program
RLYB212	$2,438	$5,640	$(3,202)
RLYB116	619	1,303	(684)
Other program candidates	(163)	604	(767)
Other unallocated research and development costs
Personnel expenses (including share-based compensation)	2,589	5,170	(2,581)
Other expenses	242	219	23
Total research and development expenses	$5,725	$12,936	$(7,211)
Research and development expenses were $5.7 million for the three months ended March 31, 2025, compared to $12.9 million for the three months ended March 31, 2024. The decrease of $7.2 million in 2025 as compared to 2024 was primarily due to:
▪a $3.2 million decrease in costs related to the development of RLYB212, primarily related to a decrease in clinical development costs, manufacturing costs and other related development costs;

▪a $0.7 million decrease in costs related to the development of RLYB116, primarily related to a decrease in manufacturing and other related development costs;
▪a $0.8 million decrease in costs related to the development of other program candidates, primarily related to RLYB332; and
▪a $2.6 million decrease in payroll and personnel-related expenses, primarily related to the workforce reduction, effective March 6, 2024.
General and Administrative Expenses
General and administrative expenses were $4.2 million for the three months ended March 31, 2025, compared to $6.9 million for the three months ended March 31, 2024. The decrease of $2.7 million in 2025 as compared to 2024 was primarily due to:
▪a $2.3 million decrease in payroll and personnel-related costs, primarily related to the workforce reduction, effective March 6, 2024, in addition to lower ongoing headcount in 2025 as compared to 2024; and
▪a $0.4 million decrease in other related general and administrative expenses.
Total Other Income, Net
Total other income, net, for the three months ended March 31, 2025 was $0.8 million compared to $1.4 million for the three months ended March 31, 2024. The decrease in total other income of $0.6 million was primarily due to a decrease in interest income from marketable securities due to a lower excess cash balance.
Loss On Investment In Joint Venture
Loss on investment in joint venture for the three months ended March 31, 2025 was $0.6 million compared to $0.7 million for the three months ended March 31, 2024. The decrease in loss on investment in joint venture of $0.1 million was primarily due to a decrease in joint venture development costs.
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

In August 2022, we filed a Registration Statement on Form S-3 (the “Shelf”) with the SEC in relation to the registration and potential future issuance of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $300.0 million. The Shelf was declared effective on August 15, 2022. Pursuant to General Instruction I.B.6 to Form S-3 (“Instruction I.B.6”), a company with a public float of less than $75 million measured at certain time periods may not issue securities under Registration Statements on Form S-3 in excess of one-third of its public float in a 12-month period. We are subject to the limitations of Instruction I.B.6, which may limit the amount of funds we can raise using the Shelf or any other Registration Statement on Form S-3. In connection with the Shelf, we also simultaneously entered into a Sales Agreement with TD Securities (USA) LLC (f/k/a Cowen and Company, LLC) ("TD Cowen"), which was amended on March 13, 2025 (as amended, the "Sales Agreement"). In accordance with the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $9.55 million from time to time at prices through TD Cowen acting as our agent. Pursuant to the Sales Agreement, sales of our common stock, if any, will be made in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the "Securities Act"). Under the Sales Agreement, TD Cowen will be entitled to compensation equal to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. As of March 31, 2025, we had not sold any shares of common stock pursuant to the Sales Agreement.
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
In April 2024, we entered into the JJDC Securities Purchase Agreement, pursuant to which we sold to JJDC in an unregistered offering, 3,636,363 shares of our common stock at a price of $1.82 per share, which represented a 10% premium on the Company’s closing stock price on April 9, 2024, for aggregate gross proceeds of approximately $6.6 million, before deducting offering expenses. We agreed, among other things, to file with the SEC a registration statement covering the resale of the shares within 120 days following the closing of the offering. We filed this registration statement on May 10, 2024.
As of March 31, 2025, we had $54.5 million of cash, cash equivalents and marketable securities.
Uses of Liquidity
We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years. See "Contractual Obligations" below.
Funding Requirements
We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the first half of 2027. This estimate and our expectation to advance the development of RLYB116, REV102 and any other product candidates are based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, or our clinical trials may be more expensive, time consuming or difficult to design or implement than we currently anticipate. We expect to incur significant expenses and operating losses in the foreseeable future as we advance our product candidates through clinical development, seek regulatory approval and pursue commercialization of any approved product candidates.
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
▪the willingness of the FDA, EMA and other comparable foreign regulatory authorities to accept our clinical trial designs, as well as data from our completed and planned preclinical studies and clinical trials, as the basis for review and approval of RLYB116 and any other product candidates;
▪the cost and timing of the manufacture and supply of non-clinical and clinical trial material for RLYB116, REV102 and our other product candidates;
▪the progress, timing and costs of the development by us or third parties of companion diagnostics, if required, for any of our product candidates, including design, manufacturing and regulatory approval;
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
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	FOR THE THREE MONTHS ENDED MARCH 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(10,205)	$(15,457)
Net cash provided by investing activities	11,081	10,264
Net cash provided by financing activities	—	—
Net increase (decrease) in cash and cash equivalents	$876	$(5,193)
Operating Activities
During the three months ended March 31, 2025, net cash used in operating activities was $10.2 million as compared to $15.5 million for the three months ended March 31, 2024. The decrease in net cash used in operating activities for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily related to a decrease in research and development and general and administrative activities and changes in working capital.

Investing Activities
Net cash provided by investing activities was $11.1 million for the three months ended March 31, 2025 as compared to $10.3 million of net cash provided by investing activities for the three months ended March 31, 2024. The increase of $0.8 million in net cash provided by investing activities was primarily related to proceeds of $18.0 million from maturities of highly-rated debt securities, partially offset by purchases of highly-rated debt securities of $5.9 million during the three months ended March 31, 2025, as compared to proceeds from maturities of highly-rated debt securities of $21.8 million, partially offset by purchases of highly-rated debt securities of $10.7 million during the three months ended March 31, 2024.
Financing Activities
There was no cash provided by financing activities during the three months ended March 31, 2025 or 2024.
Contractual Obligations
There have been no other material changes in our contractual obligations and commitments during the three months ended March 31, 2025 from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.
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
For a complete discussion of our significant accounting policies and recent accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q and Note 2 to the consolidated financial statements in our Annual Report. We believe that the following accounting policy is the most critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements.
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
Off-Balance Sheet Arrangements
As of March 31, 2025 and December 31, 2024, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are not required to provide the information under this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We are a clinical-stage biotechnology company with a limited operating history. As a result, we are not profitable and we have incurred significant operating losses since inception, including net losses of $9.4 million and $19.0 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $302.5 million. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to gain regulatory approval and become commercially viable. Since inception, we have devoted substantially all of our resources to raising capital, conducting discovery and research activities, acquiring product candidates, establishing and protecting our intellectual property, preparing for and conducting clinical trials, and establishing arrangements with third parties for the manufacture of our product candidates. We do not have any product candidates approved for sale and have not generated any revenue from product sales.

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

▪seek regulatory approvals for RLYB116 and any other product candidates, as well as for any related companion diagnostic, if required;

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

Each of our product candidates will require additional preclinical and/or clinical development, regulatory approval in multiple jurisdictions, the securing of clinical and commercial manufacturing supply, the building of a commercial organization, and substantial investment before we generate any revenue from product sales. As a result, we expect to continue to incur net losses and negative cash flows in the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. If we are unable to develop and commercialize one or more product candidates, either alone or through current or future collaborations, or if revenues from any product that receives marketing approval are insufficient, we will not achieve profitability. Even if we successfully commercialize RLYB116 or any of our other product candidates, we may continue to incur substantial research and development and other expenses to develop other current or future product candidates. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis or meet outside expectations for our profitability. Our failure to become and remain profitable would decrease the value of the Company and could impair our ability to raise capital, maintain our research and development efforts, expand our business, execute our business plan or continue our operations.

We will require significant additional capital to fund our operations. If we fail to obtain necessary financing, we may not be able to complete the development or commercialization of RLYB116 or any other product candidate. Due to our limited resources and access to capital, we may decide to prioritize development of certain product candidates, the choice of which may prove to be wrong and adversely affect our business.
We expect to spend significant amounts of capital to complete the development of, and if approved, commercialize, one or more product candidates, including RLYB116. We are obligated to make certain payments under our agreements with Affibody AB ("Affibody"), Swedish Orphan Biovitrum AB (Publ) ("Sobi"), and Kymab Limited ("Sanofi"), including milestone and royalty payments in connection with achievement of certain development and commercial milestones as well as the sale of resulting products under such agreements. We may also spend significant capital to develop laboratory tests, and if required by the FDA or other healthcare agencies, one or more companion diagnostics, to identify patients for inclusion in our clinical trials or who are likely to respond to our product candidates.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of March 31, 2025, will be sufficient to fund our operating expenses and capital expenditure requirements into the first half of 2027. This estimate and our expectation to advance the preclinical and clinical development of RLYB116 and any other product candidates are based on assumptions that may prove to be wrong, or we may be subject to changing circumstances. We could exhaust our available capital resources sooner than we expect. Our business is subject to numerous risks and uncertainties, and we may be unable to accurately estimate the actual amount of funds we will require for development and commercialization of our product candidates. Our future capital requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

▪the willingness of the FDA, EMA and other comparable foreign regulatory authorities to accept our clinical trial designs, as well as data from our completed and planned preclinical studies and clinical trials, as the basis for review and approval of RLYB116 and any other product candidates;

▪the cost and timing of the manufacture and supply of non-clinical, clinical and commercial quantities of RLYB116 and our other product candidates;

▪the progress, timing and costs of the development by us or third parties of companion diagnostics, if required, for any of our product candidates, including design, manufacturing and regulatory approval;

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

We will require significant additional capital, which we may raise through equity offerings, debt financings, marketing and distribution arrangements, strategic alliances and licensing arrangements or other sources. Depending on our business performance, the economic climate and market conditions, we may be unable to raise additional funds when needed on favorable terms, or at all. Furthermore, pursuant to Instruction I.B.6, a company with a public float of less than $75 million measured at certain time periods may not issue securities under Registration Statements on Form S-3 in excess of one-third of its public float in a 12-month period. For purposes of the prior sentence, “public float” means the aggregate market value of a company’s shares held by non-affiliates. We are subject to the limitations of Instruction I.B.6 which may limit the amount of funds we can raise using Registration Statements on Form S-3. Moreover, uncertain geopolitical events, such as the war in Ukraine and conflict in Israel, have impacted the global economy, and a severe or prolonged economic downturn could result in a variety of challenges for our business, including disruptions in the financial markets, which could adversely impact our ability to raise additional capital when needed or on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may need to significantly delay, scale back or discontinue the development of one or more of our product candidates or the commercialization of any product that may be approved for marketing, or we could be forced to discontinue operations. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts.

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

To the extent that we raise additional capital through the future sale of equity or convertible debt securities, including sales of our common stock pursuant to the Sales Agreement with TD Securities (USA) LLC, each shareholder's ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect their rights as a common stockholder. In addition, debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and we may need to dedicate a substantial additional portion of any operating cash flows to the payment of principal and interest on such indebtedness. Any future indebtedness, combined with our other financial obligations, could increase our vulnerability to adverse changes in general economic, industry and market conditions, limit our flexibility in planning for, or reacting to, changes in our business and the industry and impose a competitive disadvantage compared to our competitors that have less debt or better debt servicing options. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may be required to relinquish valuable rights to our intellectual property, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate development or future commercialization efforts for one or more of our product candidates.

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

Risks Related to Discovery, Development, Clinical Testing, Manufacturing, Marketing Approval and Commercialization

We are heavily dependent on the success of RLYB116, which is in early-stage clinical development. If we are not able to develop, obtain marketing approval for, or successfully commercialize our product candidates, or if we experience significant delays in doing so, our business will be materially harmed.
Our lead program is in early-stage clinical development and we do not currently have any products that generate revenues or any other sources of revenue. To date, we have invested a significant portion of our efforts and financial resources in the development of RLYB212 for the prevention of FNAIT and the development of RLYB116. Our future success is substantially dependent on our ability to successfully complete preclinical and clinical development for, obtain marketing approval for, and successfully commercialize, our product candidates, which may never occur. None of our product candidates are approved for commercial sale and we may never be able to develop a marketable product.

Before obtaining marketing approvals for the commercial sale of our product candidates, we must demonstrate the safety and efficacy of our product candidates for use in each target indication through lengthy, complex and expensive preclinical studies and clinical trials. Failure can occur at any time during the preclinical study and clinical trial processes. Because our product candidates are in an early stage of development, there is a high risk of failure, and we may never succeed in developing marketable products. Our ability to generate product revenue will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. Ongoing and future preclinical studies and clinical trials of our product candidates may not show sufficient safety or efficacy or be of sufficient quality to obtain or maintain marketing approvals. For example, PK data from the Phase 2 clinical trial for RLYB212 demonstrated an inability of the RLYB212 dose regimen to achieve predicted target concentrations, as well as the minimum target concentration required for efficacy. There can be no assurance that any of our product candidates, even if approved, will prove to be commercially viable therapeutics.

RLYB116 is designed for SC self-administration. The formulation or physical properties of RLYB116 may ultimately be determined to be inadequate to support this route of administration. If SC administration is not feasible, then we may need to identify additional formulations or routes of administration, which could delay initiation of our future clinical trials or commercialization and result in significant additional costs. Further, alternative formulations and routes of administration may be required to differentiate our product candidates from competitors and/or secure access to support successful commercialization.

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

If we do not successfully address one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to commercialize our product candidates, which would materially harm our business. Due to the uncertain and time-consuming clinical development and marketing approval process, we may not successfully develop any of our product candidates and may choose to discontinue the development of any of our product candidates prior to receiving marketing approval. If we discontinue development of a product candidate, we will not receive anticipated revenues from that product candidate and we may not receive any return on our investment in that product candidate. We may discontinue a product candidate for clinical reasons if it does not prove to be safe and effective for its targeted indications, or if such product candidates do not achieve the necessary efficacy at tolerated doses required for patient benefit. For example, we discontinued RLYB212 development based on PK data from the Phase 2 clinical trial that demonstrated an inability of the RLYB212 dose regimen to achieve predicted target concentrations, as well as the minimum target concentration required for efficacy. In addition, there may be important facts about the safety, efficacy and risk versus benefit of our product candidates that are not known to us at this time. Any unexpected safety events or our failure to generate sufficient data in our clinical trials to demonstrate efficacy may cause a product candidate to fail clinical development. Furthermore, even if that product candidate meets its safety and efficacy endpoints, we may discontinue its development for various reasons, such as changes in the competitive environment or the standard of care and the prioritization of our resources.

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

▪delays in obtaining an independent institutional review board ("IRB") approval at each site within the United States, or Independent Ethics Committee ("IEC") approval at sites outside the United States;

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

▪problems with designing and readiness of in vitro diagnostic devices, including companion diagnostic testing, if required, and our inability, or that of our collaborators, to develop any required laboratory diagnostic tests or companion diagnostics for any of our product candidates;

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
The results of preclinical studies, clinical trials or analyses of the results from such trials, may not be predictive of the results of later clinical trials. Product candidates in later clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and prior clinical trials or having shown promising results based on analyses of data from earlier trials. Late-stage clinical trials may include a larger number of patients and could differ in other significant ways from early-stage clinical trials, including changes to inclusion and exclusion criteria, patient population, efficacy endpoints, dosing regimen and statistical design. A number of companies in the biopharmaceutical industry have suffered significant setbacks in later-stage clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding earlier promising results. In addition, conclusions based on promising data from analyses of clinical results, such as the prospective and post hoc analysis of results may be shown to be incorrect in subsequent clinical trials that have pre-specified end points or may not be considered adequate by regulatory authorities. We have completed Phase 1 clinical studies for RLYB116, however, even if we complete later clinical trials as planned, we cannot be certain that their results will support the safety and efficacy requirements sufficient to obtain regulatory approval, and, as a result, our clinical development plans may be materially harmed.

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

The marketing approval processes of the FDA, EMA and comparable foreign regulatory authorities, including the MHRA, are lengthy, time- consuming and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for RLYB116 or any of our other product candidates, our business will be substantially harmed.
In the United States, we are not permitted to market a product candidate until we receive approval of a Biologics License Application ("BLA") or a New Drug Application ("NDA") from the FDA. The process of obtaining BLA and NDA approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Approval policies or regulations may change, and the FDA and other regulatory authorities have substantial discretion in the approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. In addition, the FDA may require post-approval clinical trials or studies as a condition of approval, which also may be costly. The FDA approval for a limited indication or approval with required warning language, such as a boxed warning, could significantly impact our ability to successfully market our product candidates. The FDA also may require adoption of a REMS requiring prescriber training, post-market registries, or otherwise restricting the marketing and dissemination of these products. Companion diagnostics are subject to regulation as medical devices and must be separately approved for marketing by the FDA. Certain of our product candidates will rely on delivery systems, such as PFSs, pen-injectors and/or autoinjectors, and may ultimately be regulated as a drug/device combination product. Although the FDA and similar foreign regulatory agencies have systems in place for the review and approval of combination products, we may experience delays in the development and commercialization of our product candidates due to regulatory timing constraints and uncertainties in the product development and approval process. Despite the time and expense invested in the clinical development of product candidates, regulatory approval is never guaranteed for our product candidates or a companion diagnostic, if required. Assuming successful clinical development, we intend to seek product approvals in countries outside the United States, including in Europe. As a result, we would be subject to regulation by the EMA, as well as the other regulatory agencies in these countries.

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

The FDA, EMA or other comparable foreign regulatory authority can delay, limit, or deny approval of RLYB116 or any of our other product candidates that we develop or require us to conduct additional preclinical or clinical testing or abandon a program for many reasons, including, but not limited to:

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

Our product candidates target rare diseases and conditions, and the market opportunities for RLYB116 or any of our other product candidates, if approved, may be smaller than we anticipate. We must be able to successfully identify patients and capture a significant market share to achieve profitability and growth.
Our product candidates target rare diseases and conditions. With respect to RLYB116, we estimate that there are approximately 4,700 patients with PNH and up to 60,000 patients with gMG in the United States. Our projections of the number of eligible patients are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, population statistics and market research, and may prove to be incorrect. Further, new sources may reveal a change in the estimated number of eligible patients, and the number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our current programs or future product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to. For example, even if we obtain FDA approval for RLYB116, the drug may be approved for a target population that is more limited than what we currently anticipate. Furthermore, even if we obtain significant market share for any product candidate, if approved, the potential target populations for our product candidates are for rare diseases, and we may never achieve profitability.

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
If safe and effective use of any of our product candidates depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of that test, known as a companion diagnostic, at the same time that the FDA approves our product candidates. The process of development and approval of such diagnostic is time consuming and costly. Companion diagnostics, which provide information that is essential for the safe and effective use of a corresponding therapeutic product, are subject to regulation by the FDA, EMA and other comparable foreign regulatory authorities as medical devices and require separate regulatory approval from therapeutic approval prior to commercialization. The FDA previously has required in vitro diagnostic tests intended to select the patients who will respond to a product candidate to obtain a premarket approval ("PMA") simultaneously with approval of the therapeutic candidate. The PMA process, including the gathering of preclinical and clinical data and the submission and review by the FDA, can take several years or longer. It involves a rigorous pre-market review during which the applicant must prepare and provide FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing, and labeling. After a device is placed on the market, it remains subject to significant regulatory requirements, including requirements governing development, testing, manufacturing, distribution, marketing, promotion, labeling, import, export, record-keeping, and adverse event reporting.

Given our limited experience in developing and commercializing in vitro diagnostic devices, including companion diagnostic tests, we do not plan to develop such tests internally and thus will be dependent on the sustained cooperation and effort of third-party collaborators in developing and obtaining approval for these in vitro diagnostic tests. We and our future collaborators may encounter difficulties in developing and obtaining approval for such tests, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. Any delay or failure by our collaborators to develop or obtain regulatory approval of in vitro diagnostic tests could delay or prevent approval of any of our product candidates. In addition, we, our collaborators or third parties may encounter production difficulties that could constrain the supply of such tests, and both they and we may have difficulties gaining acceptance of the use of such tests by physicians. We believe that adoption of screening and treatment into clinical practice guidelines is important for market access, third-party payer reimbursement, utilization in medical practice and commercial success. Both our collaborators and we may have difficulty gaining acceptance of such screening and/or diagnostic tests into clinical practice guidelines. If such tests fail to gain market acceptance, it would have an adverse effect on our ability to derive revenues from sales, if any, of any approved products that require an in vitro diagnostic test.

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

The FDA may also require costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. Additionally, the FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in a manner that is consistent with the provisions of the approved labeling. If we market our products for uses beyond their approved indications or otherwise inconsistent with the FDA-approved labeling, we may be subject to enforcement action for off-label marketing by the FDA and other federal and state enforcement agencies, including the Department of Justice. Violation of the Federal Food, Drug, and Cosmetic Act ("FDCA") and other statutes, including the False Claims Act, and equivalent legislation in other countries relating to the promotion and advertising of prescription products may also lead to investigations or allegations of violations of federal and state and other countries’ health care fraud and abuse laws and state consumer protection laws. Even if it is later determined we were not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our actions and have to divert significant management resources from other matters.

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

If we obtain FDA approval for RLYB116, safety risks not identified in our prior clinical trials may first appear after we obtain approval and commercialize RLYB116. Any new post-marketing adverse events may significantly impact our ability to market the drugs and may require that we recall and discontinue commercialization of RLYB116. Furthermore, if any confirmatory post-marketing trial fails to confirm the clinical profile or clinical benefits of RLYB116, the FDA may withdraw its approval, which would materially harm our business.

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

We may seek Fast Track designation, Breakthrough Therapy designation, or Priority Medicines ("PRIME") designation for our product candidates, but we might not receive any such designation, and even if we do, such designation may not actually lead to a faster development or regulatory review or approval process.
If a drug is intended for the treatment of a serious or life-threatening condition, and non-clinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product candidate may qualify for FDA Fast Track designation, for which sponsors must apply. Sponsors of fast-track products may have more frequent interactions with the FDA, and, in some circumstances, the FDA may initiate review of sections of a fast track product’s application before the application is complete. We may submit an application for Fast Track designation for RLYB116. The FDA has broad discretion whether to grant this designation, and we may not receive it. Moreover, even if we receive Fast Track designation, Fast Track designation does not ensure that we will receive marketing approval and we may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

We also may seek a Breakthrough Therapy designation for some of our product candidates if future results support such designation. A Breakthrough Therapy is defined as a drug (including biologic) that is intended, alone or in combination with one or more other drugs, to treat a serious condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Sponsors of products that have been designated as breakthrough therapies are eligible to receive more intensive FDA guidance on establishing an efficient drug development program, an organization commitment involving senior managers, and may be eligible for rolling review. Drugs designated as breakthrough therapies by the FDA may also be eligible for other expedited review programs, including accelerated approval and priority review, if supported by clinical data at the time the BLA or NDA is submitted to the FDA.

Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe that a product candidate meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. Even if we receive Breakthrough Therapy designation, the receipt of such designation may not result in a faster development or regulatory review or approval process compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if a product candidate qualifies as a Breakthrough Therapy, the FDA may later decide that such product candidate no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

We may be unsuccessful in obtaining or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity. If our competitors are able to obtain orphan drug exclusivity for products that constitute the same drug and treat the same indications as RLYB116 or any of our other product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.
Regulatory authorities in some jurisdictions, including the United States and the EU may designate drugs for relatively small patient populations as orphan drugs. Under the U.S. Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population of more than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the EMA’s Committee for Orphan Medicinal Products evaluates, and the European Commission grants, an orphan drug designation principally to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. In addition, the product under consideration is indicated for a condition where there exists no satisfactory method of diagnosis, prevention or treatment authorized in the EU or, if such method exists, that the medicinal product will be of significant benefit to those affected by that condition. We may seek orphan drug designation in the United States and the EU for certain of our product candidates but may be unsuccessful in doing so. There can be no assurance that the FDA or the EMA’s Committee for Orphan Medicinal Products will consider orphan designation for any indication for which we apply or re-apply, or that we will be able to maintain such designation. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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
The Biologics Price Competition and Innovation Act of 2009 ("BPCIA") was enacted as part of the Affordable Care Act ("ACA") to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, a reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still develop and receive approval of a competing biologic, so long as their BLA does not rely on the reference product, sponsor’s data or submit the application as a biosimilar application. Any new policies or processes adopted by the FDA could have a material adverse effect on the future commercial prospects for our biological products.

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
We face uncertainty regarding the potential for changes in the regulatory environment following the change in presidential administration in January 2025. While many of the Trump administration’s proposed policies appear to be focused on deregulation, the new administration and federal government could adopt legislation, regulation, or policy that adversely affects our business or creates a more challenging and costly environment to pursue the development and commercialization of our current or future product candidates. For example, the federal government, including the FDA, may implement legislative, regulatory, or policy changes regarding the standards for approving biologic products that we may be unable to satisfy or regarding the marketing of approved biologics that may limit or prohibit the advertising and promotion of our current or future product candidates, if approved. Additionally, the Trump administration has undertaken significant efforts to reduce the size and spending of the federal government, including at the FDA. A significant reduction in the FDA's workforce or the FDA's budget or other disruptions at the FDA could impact the FDA’s ability to engage in routine regulatory and oversight activities and result in delays or limitations on our ability to proceed with clinical development programs and obtain regulatory approvals. It is difficult to predict how executive actions that may be taken under the current Trump administration may affect the FDA’s ability to exercise its regulatory authority. If such executive actions impose constraints on the FDA’s ability to engage in routine oversight and product review activities in the normal course, our business may be negatively impacted.

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
We acquired all rights to RLYB116 and RLYB114 from Sobi in 2019. We also obtained worldwide exclusive rights to RLYB332 from Sanofi in 2022, and have entered into a joint venture with Recursion for the development of small molecule therapeutics for rare diseases. We may acquire or in-license rights to product candidates, products or technologies, acquire other businesses or enter into collaborations with third parties. We may not be able to enter into such transactions on favorable terms, or at all. Any such acquisitions, in-licenses or collaborations may not strengthen our competitive position, and these transactions may be viewed negatively by analysts, investors, customers, or other third parties with whom we have relationships. We may decide to incur debt in connection with an acquisition, or in-license or issue our common stock or other equity securities as consideration for the acquisition, which would reduce the percentage ownership of our existing stockholders.

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
As of March 31, 2025, we had 24 full-time employees, upon whom we rely for various administrative, research and development, business development and other support services shared among our subsidiaries and the Recursion joint venture. The size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support the operations of all of our subsidiaries and the Recursion joint venture, including their research and development activities, the management of financial, accounting, and reporting matters, and the oversight of our third-party vendors and partners. If our centralized team or our third-party vendors and partners performing such functions fail to provide adequate administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.

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

We currently rely and will rely on third parties for the manufacture of drug substance and drug product for our preclinical studies and clinical trials and expect to continue to do so for commercialization of any product candidates that we may develop that are approved for marketing. We also will rely on third parties for the design and manufacture of companion diagnostics related to product candidates that may require a companion diagnostic. Our reliance on third parties may increase the risk that we will not have sufficient quantities of such drug substance, product candidates, or any products that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.
We have limited personnel with experience in manufacturing, and we do not own facilities for manufacturing RLYB116 or any other product candidate. Instead, we rely on and expect to continue to rely on contract manufacturers for the supply of cGMP-drug substance and drug product of RLYB116 and any other product candidates we develop and, in the future, for commercial supply. Reliance on third parties may expose us to more risk than if we were to manufacture our product candidates ourselves.

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

In addition, given our limited experience in developing and commercializing companion diagnostics, we do not plan to develop companion diagnostics internally and thus will be dependent on the sustained cooperation and effort of third-party collaborators in developing and obtaining approval for companion diagnostics if required. Reliance on these third-party collaborators exposes us to risks due to our limited control of their activities, including compliance by them with cGMP regulations or similar foreign requirements and inspection of their manufacturing facilities by the FDA or comparable foreign regulatory authorities and their obtaining, maintaining and protecting their intellectual property rights necessary to develop and manufacture companion diagnostics while not infringing on the intellectual property rights of others. We or our third-party collaborators also will need to source raw materials for any companion diagnostics, and we may be dependent on our collaborators to identify and obtain reliable sources of raw materials. Our collaborators also may breach their agreements with us or otherwise fail to perform to our satisfaction, which could impact the development timeline of our product candidates, and we may incur additional costs and delays if we need to transition to a new third-party companion diagnostic partner.

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

▪U.S. laws and regulations prohibiting bribery and corruption, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended ("FCPA"), which, among other things, prohibits U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations or foreign government-owned or affiliated entities, candidates for foreign public office, and foreign political parties or officials thereof; and

▪similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of personal information, such as, where applicable, the General Data Protection Regulation ("GDPR") which imposes obligations and restrictions on the collection, use, and disclosure of personal data relating to individuals located in the EU and the EU/European Economic Area ("EEA") (including health data). See “—Our business operations may subject us to data protection laws, including the GDPR, the United Kingdom ("UK") GDPR, the California Consumer Privacy Act of 2018, as amended and supplemented by the California Privacy Rights Act (collectively, "CCPA") and other similar laws."

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

In the United States, the CCPA imposes many obligations for the collection, processing, and sharing of personal information of California residents. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Because we have not yet generated revenue and do not meet the CCPA’s other jurisdictional tests, we do not yet meet the applicable threshold for the CCPA to apply to our business. If our business becomes subject to CCPA in the future, it could increase our compliance costs and potential liability. Similar laws have been proposed or passed in more than half of the states in the U.S. and in the U.S. Congress. In addition, Washington state enacted the My Health, My Data Act, a health-focused consumer privacy law, which took effect in March 2024. This law imposes obligations related to the collection and sharing of certain health-related information that is not subject to HIPAA and that does not fall within certain other exceptions in the law. Other states have enacted, or are in the process of enacting, similar health-focused consumer privacy laws. Also of note, in June 2024, the Protecting Americans’ Data from Foreign Adversaries Act of 2024 took effect. This law prohibits data brokers from making available certain personally identifiable sensitive data of U.S. individuals to “foreign adversary” countries, such as the People's Republic of China ("PRC"), and entities controlled by such countries. Additionally, in January 2025, the U.S. Department of Justice published a final rule implementing President Biden’s Executive Order 14117,

“Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern.” This final rule prohibits certain data brokerage transactions and transactions involving certain bulk human ‘omic data, including human genomic data and biospecimens from which such data can be derived, with restricted persons and jurisdictions, such as the PRC. The final rule also places restrictions on certain vendor, employment and investment agreements with such jurisdictions. Most provisions of the final rule are scheduled to take effect in April 2025. These restrictions may affect our ability to engage in collaborations or license agreements with entities in restricted countries or with a nexus to such countries going forward. Furthermore, all fifty U.S. states, the District of Columbia, Puerto Rico, and other U.S. territories have enacted data breach notification laws that require, among other things, notifications to state governments and/or the affected individuals in the event of a data breach, which differ from one another and impose significant compliance burden. As such, we will need to review periodically our operations in comparison to developments in such laws. Achieving and sustaining compliance with applicable international, federal and state privacy, security, and breach reporting laws may prove time-consuming and costly.

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
The U.S. Patent and Trademark Office ("USPTO") and foreign patent offices have a number of procedural and documentary requirements that must be complied with during the patent application and prosecution process. Periodic fees must be paid to the USPTO and foreign patent offices at several stages or annually over the lifetime of issued patents and pending patent applications. In certain circumstances, we might rely on our licensing partners to meet procedural, documentary, and fee requirements of the relevant patent agency. With respect to our patents, we rely outside counsel to remind us of the due dates and to make payment after we instruct them to do so. While an inadvertent lapse can in many cases be cured, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If we or our licensors fail to maintain current and future patents and patent applications covering our product candidates, our competitors might be able to enter the market with similar or identical products or technology, which would have a material adverse effect on our business, financial condition, results of operations, and prospects.

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
In the United States, the term of a patent that covers an FDA-approved drug may be eligible for patent term extension ("PTE") of up to five years beyond the expiration date of the patent, as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, permits a PTE of up to five years beyond the expiration date of the patent. The length of the PTE is related to the length of time the drug is under regulatory review, and cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. The patent term of only one patent applicable to an approved drug may be extended, and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar provisions are available in Europe and certain other jurisdictions. While we expect to apply for PTE on patents covering our product candidates, there is no guarantee that such extensions will be granted and, even if granted, the length of such extensions. We may not be granted PTE either in the United States or in any foreign country, even where that patent is eligible for PTE, if, for example, we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Furthermore, for licensed patents, we might not be able to control whether a petition to obtain a PTE is filed or obtained from the USPTO and/or foreign patent office(s). If we are unable to obtain any PTE, or if the term of extension is less than we request, our business, financial condition, results of operations and prospects could be materially harmed.

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
Shares of our common stock were offered in our IPO in July 2021 at a price of $13.00 per share and between the date of our IPO and May 2, 2025, the closing price per share of our common stock has ranged from as low as $0.25 to as high as $23.40. Some of the factors that may cause the market price of our common stock to fluctuate include:

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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of May 2, 2025, we have 41,613,964 shares of common stock outstanding. All of these shares may be resold in the public market immediately, unless held by our affiliates who are subject to volume limitations under Rule 144. As of May 2, 2025, we also have pre-funded warrants to purchase up to an aggregate of 3,333,388 shares of common stock outstanding. We may not effect the exercise of any pre-funded warrant, and a holder will not be entitled to exercise any portion of any pre-funded warrant if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election upon 61 days’ notice to us subject to the terms of such pre-funded warrants, provided that such percentage may in no event exceed 19.99%.

Moreover, as of March 31, 2025, certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. On May 9, 2023, we registered an aggregate of 12,351,600 shares of common stock held by holders with registration rights, for resale, pursuant to a registration statement on Form S-3. In addition, we have entered into the Sales Agreement with TD Cowen to offer and sell shares of our common stock having an aggregate offering price of up to $100,000,000, from time to time, through an at-the-market offering program. We also registered an aggregate of 11,821,245 shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Insiders have substantial influence over us, which could limit your ability to affect the outcome of key transactions, including a change of control.
Our directors and executive officers and their affiliates beneficially own shares representing approximately 25% of our outstanding common stock as of May 2, 2025. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

▪natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, tariffs, curtailment of trade, and other business restrictions;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)
Except as disclosed in our previously filed current reports on Form 8-K, the Company has not issued equity securities of the Company on an unregistered basis during the quarter ended March 31, 2025.

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

As of March 31, 2025, we had fully utilized the proceeds from our IPO.

Item 5. Other Information
Director and Officer Trading Arrangements
During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act, as amended) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

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
10.1
Amendment No. 1 to Sales Agreement, dated March 13, 2025, by and between Rallybio Corporation and TD Securities (USA) LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-40693), filed with the SEC on March 13, 2025).

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

RALLYBIO CORPORATION

Date: May 8, 2025	By:	/s/ Stephen Uden
Stephen Uden, M.D.
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Jonathan I. Lieber
Jonathan I. Lieber
Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)