Form 10-Q
period 2025-06-30
Rallybio Corp
filed 2025-08-07
CIK 1739410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of August 1, 2025, the registrant had 41,786,471 shares of common stock, $0.0001 par value per share, outstanding.

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

•our ability to compete with companies currently marketing or engaged in the development of treatments for diseases that our product candidates are designed to target, including immune platelet transfusion refractoriness and refractory antiphospholipid syndrome;

•our reliance on third parties to conduct our clinical trials;

•enhancements to the manufacturing process for RLYB116;

•our reliance on third parties to manufacture drug substance and drug product for use in our clinical trials;

•the size and growth potential of the markets for RLYB116 and any of our current product candidates or other product candidates we may identify and pursue, and our ability to serve those markets;

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

•the potential benefits of strategic collaboration agreements and arrangements, including our agreement with Johnson & Johnson, and the expected timing of updates related thereto, our ability to enter into strategic collaborations or arrangements, including potential business development opportunities and potential licensing partnerships, and our ability to attract collaborators with development, regulatory and commercialization expertise;

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
RALLYBIO CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share amounts)	JUNE 30, 2025	DECEMBER 31, 2024
Assets
Current assets:
Cash and cash equivalents	$9,445	$13,903
Marketable securities	36,304	51,608
Prepaid expenses and other current assets	4,516	2,330
Total current assets	50,265	67,841
Property and equipment, net	61	115
Operating lease right-of-use assets	51	152
Investment in joint venture	626	—
Total assets	$51,003	$68,108
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$119	$278
Accrued expenses	4,226	4,962
Operating lease liabilities	58	154
Deferred revenue	636	848
Total current liabilities	5,039	6,242
Deferred revenue, noncurrent	—	212
Total liabilities	5,039	6,454
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock, $0.0001 par value per share; 200,000,000 shares authorized as of June 30, 2025 and December 31, 2024; and 41,707,153 and 41,510,163 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	4	4
Preferred stock, $0.0001 par value per share; 50,000,000 shares authorized as of June 30, 2025 and December 31, 2024; no shares issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	358,105	354,602
Accumulated other comprehensive gain	17	68
Accumulated deficit	(312,162)	(293,020)
Total stockholders' equity	45,964	61,654
Total liabilities and stockholders' equity	$51,003	$68,108
See accompanying notes to the condensed consolidated financial statements

RALLYBIO CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Revenue:
Collaboration and license revenue	$212	$299	$424	$299
Total revenue	212	299	424	299
Operating expenses:
Research and development	6,074	12,946	11,799	25,882
General and administrative	4,195	4,388	8,352	11,239
Total operating expenses	10,269	17,334	20,151	37,121
Loss from operations	(10,057)	(17,035)	(19,727)	(36,822)
Other income:
Interest income	523	1,143	1,167	2,419
Other income	118	143	292	310
Total other income, net	641	1,286	1,459	2,729
Loss before equity in losses of joint venture	(9,416)	(15,749)	(18,268)	(34,093)
Loss on investment in joint venture	287	487	874	1,172
Net loss	$(9,703)	$(16,236)	$(19,142)	$(35,265)

Net loss per common share, basic and diluted	$(0.22)	$(0.37)	$(0.43)	$(0.83)
Weighted-average common shares outstanding, basic and diluted	44,841,140	44,128,059	44,808,055	42,450,837

Other comprehensive loss:
Net unrealized loss on marketable securities	(30)	—	(51)	(86)
Other comprehensive loss	(30)	—	(51)	(86)
Comprehensive loss	$(9,733)	$(16,236)	$(19,193)	$(35,351)
See accompanying notes to the condensed consolidated financial statements

RALLYBIO CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024	COMMON		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)	STOCKHOLDERS' EQUITY
(in thousands, except share amounts)	SHARES	AMOUNT
March 31, 2024	37,811,970	$4	$343,498	$(254,274)	$(71)	$89,157
Share-based compensation	—	—	1,915	—	—	1,915
Issuance of common stock upon completion of a securities purchase agreement, net of offering costs of $268	3,636,363	—	5,137	—	—	5,137
Issuance of common stock under the stock award plan	1,925	—	—	—	—	—
Issuance of common stock under the stock purchase plan	38,289	—	44	—	—	44
Forfeiture of restricted common stock	(961)	—	—	—	—	—
Net loss	—	—	—	(16,236)	—	(16,236)
Other comprehensive loss	—	—	—	—	—	—
Balance, June 30, 2024	41,487,586	$4	$350,594	$(270,510)	$(71)	$80,017

March 31, 2025	41,612,039	$4	$356,481	$(302,459)	$47	$54,073
Share-based compensation	—	—	1,614	—	—	1,614
Issuance of common stock under the stock award plan	60,114	—	—	—	—	—
Issuance of common stock under the stock purchase plan	35,000	—	10	—	—	10
Net loss	—	—	—	(9,703)	—	(9,703)
Other comprehensive loss	—	—	—	—	(30)	(30)
Balance, June 30, 2025	41,707,153	$4	$358,105	$(312,162)	$17	$45,964
See accompanying notes to the condensed consolidated financial statements

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024	COMMON		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)	STOCKHOLDERS' EQUITY
(in thousands, except share amounts)	SHARES	AMOUNT
December 31, 2023	37,829,565	$4	$341,410	$(235,245)	$15	$106,184
Share-based compensation	—	—	4,003	—	—	4,003
Issuance of common stock upon completion of a securities purchase agreement, net of offering costs of $268	3,636,363	—	5,137	—	—	5,137
Issuance of common stock under the stock award plan	1,925	—	—	—	—	—
Issuance of common stock under the stock purchase plan	38,289	—	44	—	—	44
Forfeiture of restricted common stock	(18,556)	—	—	—	—	—
Net loss	—	—	—	(35,265)	—	(35,265)
Other comprehensive loss	—	—	—	—	(86)	(86)
Balance, June 30, 2024	41,487,586	$4	$350,594	$(270,510)	$(71)	$80,017

December 31, 2024	41,510,163	$4	$354,602	$(293,020)	$68	$61,654
Share-based compensation	—	—	3,493	—	—	3,493
Issuance of common stock under the stock award plan	161,990	—	—	—	—	—
Issuance of common stock under the stock purchase plan	35,000	—	10	—	—	10
Forfeiture of restricted common stock	—	—	—	—	—	—
Net loss	—	—	—	(19,142)	—	(19,142)
Other comprehensive loss	—	—	—	—	(51)	(51)
Balance, June 30, 2025	41,707,153	$4	$358,105	$(312,162)	$17	$45,964
See accompanying notes to the condensed consolidated financial statements

RALLYBIO CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,
(in thousands)	2025	2024
Cash Flows Used in Operating Activities:
Net loss	$(19,142)	$(35,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54	69
Net accretion of discounts/premiums on debt securities	(363)	(955)
Share-based compensation	3,493	4,003
Loss on investment in joint venture	874	1,172
Changes in operating assets and liabilities:
Prepaid expenses, operating lease right-of-use assets and other current assets	(2,085)	2,134
Accounts payable	(159)	242
Accrued expenses and operating lease liabilities	(832)	1,328
Deferred revenue	(424)	1,397
Net cash used in operating activities	(18,584)	(25,875)
Cash Flows Provided by Investing Activities:
Purchases of marketable securities	(9,884)	(29,890)
Proceeds from maturities of marketable securities	25,500	44,250
Investment in joint venture	(1,500)	(1,500)
Net cash provided by investing activities	14,116	12,860
Cash Flows Provided by Financing Activities:
Proceeds from the issuance of common stock from a securities purchase agreement	—	5,405
Proceeds from the issuance of common stock under the stock purchase plan	10	44
Payments of offering costs	—	(257)
Net cash provided by financing activities	10	5,192
Net decrease in cash and cash equivalents	(4,458)	(7,823)
Cash and cash equivalents — beginning of period	13,903	24,494
Cash and cash equivalents — end of period	$9,445	$16,671

Supplemental Disclosures of Noncash Investing Activities:
Offering costs in accrued expenses	$—	$11
See accompanying notes to the condensed consolidated financial statements

RALLYBIO CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
1. BUSINESS AND LIQUIDITY
Rallybio Corporation and subsidiaries ("Rallybio", the "Company", "we", "our", or "us") is a clinical-stage biotechnology company comprised of experienced biopharma industry leaders with extensive research, development, and rare disease expertise with a mission to develop and commercialize life-transforming therapies for patients with severe and rare diseases. Since Rallybio's launch in January 2018, the Company has built a pipeline of promising product candidates aimed at addressing diseases with unmet medical need in the areas of complement dysregulation and hematology. The Company's lead program, RLYB116, is a differentiated complement component 5 (“C5”) inhibitor with the potential to treat diseases of complement dysregulation. In addition, RLYB332, a long-acting matriptase-2 ("MTP-2") antibody for the treatment of diseases of iron overload is currently in preclinical development. In the second quarter of 2025, Rallybio initiated a confirmatory pharmacokinetic ("PK") and pharmacodynamic ("PD") study of RLYB116 in healthy volunteers and expects to report data in the third and fourth quarters of 2025. In April 2025, the Company announced the discontinuation of its RLYB212 program for the prevention of fetal and neonatal alloimmune thrombocytopenia ("FNAIT") based on PK data from the Phase 2 clinical trial that demonstrated an inability of the RLYB212 dose regimen to achieve predicted target concentrations, as well as the minimum target concentration required for efficacy. In July 2025, the Company announced it had entered into a definitive agreement to sell its interest in REV102, an Ectonucleotide Pyrophosphatase/Phosphodiesterase 1 ("ENPP1") inhibitor in preclinical development for the treatment of patients with hypophosphatasia, to a subsidiary of its joint venture partner Recursion Pharmaceuticals, Inc. ("Recursion") (the "JV Sale").
The Company had cash, cash equivalents and marketable securities of $45.7 million as of June 30, 2025. The Company currently expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date these unaudited condensed consolidated financial statements are issued. However, the Company does not anticipate that its current cash, cash equivalents and marketable securities as of June 30, 2025 will be sufficient to fund any of its product candidates through regulatory approval, and it will need to raise substantial additional capital to complete the development and commercialization of its product candidates, if approved. Rallybio may satisfy its future cash needs through the sale of equity securities, debt financings, corporate collaborations or license agreements, working capital lines of credit, grant funding, interest income earned on invested cash balances or a combination of one or more of these sources.
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
These accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with Rallybio's Annual Report on Form 10-K for the year ended December 31, 2024 (our "Annual

Report"). The Company's significant accounting policies are described in Note 2 of the Notes to the consolidated financial statements included in our Annual Report. There have been no new accounting policies, including the adoption of new accounting standards during the three and six months ended June 30, 2025, unless otherwise noted below, which could be expected to materially impact the Company's unaudited condensed consolidated financial statements.
Recently Issued Accounting Pronouncements—In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09") which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Public business entities must apply the ASU’s guidance to annual periods beginning after December 15, 2024. The Company has chosen not to early adopt this standard and is currently evaluating the potential impact of adopting this standard on its financial statements.
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
3. MARKETABLE SECURITIES

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of our marketable securities by type of security as of June 30, 2025 and December 31, 2024 was as follows:

		JUNE 30, 2025
(in thousands)	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	Level 1	$5,425	$—	$—	$5,425
U.S. treasury securities	Level 1	29,896	19	(8)	29,907
U.S. government agency securities	Level 2	6,391	8	(2)	6,397
		$41,712	$27	$(10)	$41,729

		DECEMBER 31, 2024
(in thousands)	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	Level 1	$8,705	$—	$—	$8,705
U.S. treasury securities	Level 1	34,316	54	(15)	34,355
U.S. government agency securities	Level 2	17,224	32	(3)	17,253
		$60,245	$86	$(18)	$60,313
The fair values of marketable securities by classification in the condensed consolidated balance sheets was as follows as of June 30, 2025 and December 31, 2024:

(in thousands)	JUNE 30, 2025	DECEMBER 31, 2024
Cash and cash equivalents	$5,425	$8,705
Marketable securities	36,304	51,608
	$41,729	$60,313

The fair values of available-for-sale debt securities as of June 30, 2025 and December 31, 2024, by contractual maturity, are summarized as follows:

(in thousands)	JUNE 30, 2025	DECEMBER 31, 2024
Due in one year or less	$41,729	$51,357
Due after one year through two years	—	8,956
	$41,729	$60,313
The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of June 30, 2025 and December 31, 2024 was $15.4 million and $10.4 million, respectively. As of June 30, 2025, we did not have any investments in a continuous unrealized loss position for more than twelve months. As of June 30, 2025, we believe that the cost basis of our available-for-sale debt securities is recoverable. No allowance for credit losses was recorded as of June 30, 2025 and December 31, 2024.
4. BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets —
Prepaid expenses and other current assets consisted of the following as of June 30, 2025 and December 31, 2024:

(in thousands)	JUNE 30, 2025	DECEMBER 31, 2024
Research and development	$3,538	$697
Insurance	86	424
Other prepaids	319	214
Other current assets	573	995
	$4,516	$2,330
Accrued Expenses—
Accrued expenses consisted of the following as of June 30, 2025 and December 31, 2024:

(in thousands)	JUNE 30, 2025	DECEMBER 31, 2024
Compensation and related expenses	$2,803	$3,095
Research and development	707	1,197
Professional fees	642	510
Other accrued expenses	74	160
	$4,226	$4,962
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

The Company had 200,000,000 shares of common stock authorized as of June 30, 2025 and December 31, 2024, of which 41,707,153 and 41,510,163 shares were issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.
Preferred Stock
The Company had 50,000,000 shares of preferred stock authorized as of June 30, 2025 and December 31, 2024, of which no shares were outstanding as of June 30, 2025 and December 31, 2024.

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
The Company's pre-funded warrant is a freestanding instrument that does not meet the definition of a liability pursuant to ASC 480, Distinguishing Liabilities from Equity, and does not meet the definition of a derivative pursuant to ASC 815, Derivatives and Hedging. The pre-funded warrant is indexed to the Company’s common stock and meets all other conditions for equity classification under ASC 480 and ASC 815. Accordingly, the pre-funded warrant was classified as equity and accounted for as a component of additional paid-in capital at the time of issuance. All of the pre-funded warrants related to our November 2022 follow-on offering remain outstanding and unexercised as of June 30, 2025.
Share-based Compensation
Share-based compensation is comprised of the Company's stock options, restricted stock awards, restricted stock units and shares issued pursuant to the employee stock purchase plan, and is classified in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024 was as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(in thousands)	2025	2024	2025	2024
Research and development	$618	$772	$1,428	$1,541
General and administrative	996	1,143	2,065	2,462
	$1,614	$1,915	$3,493	$4,003
2021 Equity Incentive Plan
In 2021, the board of directors adopted the Rallybio Corporation 2021 Equity Incentive Plan (the "2021 Plan"). The 2021 Plan initially reserved 5,440,344 shares of the Company's common stock that have been issued in respect of outstanding equity awards granted prior to the Company's initial public offering ("IPO"), and for future issuances of shares to employees, directors and consultants in the form of stock options, SARs, restricted and unrestricted stock and stock units, performance awards and other awards that are convertible into or otherwise based on the Company's common stock. Dividend equivalents may also be provided in connection with awards under the 2021 Plan. The share pool will automatically increase on January 1st of each year until 2031, by the lesser of (i) five percent of the number of shares of the Company's common stock outstanding as of such date and (ii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date. On January 1, 2025 and January 1, 2024, the 2021 Plan share pool was automatically increased by 2,075,508 and 1,891,478 shares, respectively. As of June 30, 2025, the total number of shares of the Company's common stock that were issuable under the 2021 Plan was 10,596,653 shares, of which 3,599,545 shares remained available for future issuance.

The following table summarizes stock option activity for the six months ended June 30, 2025:

Stock Options	Number of Option Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding stock options at December 31, 2024	4,235,183	$7.85	7.8	$—
Granted	1,793,556	$0.73
Forfeited	(146,506)	$4.54
Expired	(78,825)	$7.69
Exercised	—	$—
Outstanding stock options at June 30, 2025	5,803,408	$5.74	7.9	$9
Exercisable stock options at June 30, 2025	3,077,702	$8.41	7.0	$—
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company's common stock. Stock options outstanding with an exercise price below the closing price as of June 30, 2025 had an intrinsic value of approximately $9 thousand based on a common stock fair value of $0.338 per share, which was the closing price of the Company's common stock on June 30, 2025. Stock options outstanding and exercisable with an exercise price above the closing price as of June 30, 2025 are considered to have no intrinsic value. Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the six months ended June 30, 2025 and 2024 was $0.62 per share and $1.47 per share, respectively. As of June 30, 2025, there was unrecognized share-based compensation expense related to nonvested stock options of $5.4 million which the Company expects to recognize over a weighted-average period of approximately 2.2 years.
The fair value of the stock options granted during the six months ended June 30, 2025 and 2024 was determined using the Black-Scholes option pricing model with the following assumptions:

FOR THE SIX MONTHS ENDED JUNE 30,
	2025	2024
Expected volatility	91.88% - 119.61%	89.41% - 94.48%
Expected term (years)	5.27 - 6.02	5.50 - 6.02
Risk free interest rate	4.03% - 4.39%	3.93% - 4.35%
Expected dividend yield	—	—
Exercise price	$0.30 - $0.95	$1.86 - $2.40
A summary of the status of the Company's nonvested restricted common stock awards at June 30, 2025 and changes during the six months ended June 30, 2025 was as follows:

Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested restricted stock awards at December 31, 2024	21,950	$5.21
Granted	—	$—
Vested	(16,270)	$6.29
Forfeited	—	$—
Nonvested restricted stock awards at June 30, 2025	5,680	$2.13
As of June 30, 2025, there was unrecognized share-based compensation expense related to nonvested restricted stock awards of $4 thousand, which the Company expects to recognize over a weighted-average period of approximately 0.3 years.

A summary of the status of the Company's nonvested restricted common stock units at June 30, 2025 and changes during the six months ended June 30, 2025 was as follows:

Restricted Stock Units	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested restricted stock units at December 31, 2024	1,064,741	$2.36
Granted	454,190	$0.75
Forfeited	(163,241)	$1.74
Vested	(161,990)	$4.39
Nonvested restricted stock units at June 30, 2025	1,193,700	$1.56
As of June 30, 2025, there was unrecognized share-based compensation expense related to nonvested restricted stock units of $0.8 million, which the Company expects to recognize over a weighted-average period of approximately 1.5 years.
2021 Employee Stock Purchase Plan
In connection with the Company's IPO, the board of directors adopted the Rallybio Corporation 2021 Employee Stock Purchase Plan (the "2021 ESPP"), which initially reserved 291,324 shares of the Company's common stock for future issuances under this plan. The share pool will automatically increase on January 1st of each year from 2022 to 2031, by the lesser of (i) one percent of the number of shares of the Company's common stock outstanding as of such date, (ii) 582,648 shares of the Company’s common stock and (iii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date. The 2021 ESPP share pool did not increase on January 1, 2025 or January 1, 2024. As of June 30, 2025, the total number of shares of the Company's common stock available for future issuance under the 2021 ESPP was 777,012 shares. During the six months ended June 30, 2025 and 2024, the Company issued 35,000 and 38,289 shares, respectively, of the Company's common stock under the 2021 ESPP.

The 2021 ESPP allows eligible participants to purchase shares of our common stock through authorized payroll deductions. The purchase price of the shares will not be less than 85% of the lower of the fair market value of our common stock on the first day of an offering or on the date of the purchase.
6. INVESTMENT IN JOINT VENTURE

Prior to the JV Sale, the Company, through one of its wholly-owned subsidiaries, had a 50% interest of the joint venture entity, RE Ventures I, LLC, a limited liability company (“REV-I”). For the three months ended June 30, 2025 and 2024, the Company funded $0.5 million and $0.8 million, respectively, associated with the Company's commitment and its share of REV-I development costs. For both the six months ended June 30, 2025 and 2024, the Company funded $1.5 million associated with the Company's commitment and its share of REV-I development costs. The Company did not provide any additional financial support outside of capital contributions to REV-I during the three and six months ended June 30, 2025 and 2024. However, in connection with the joint venture, the Company provided certain scientific and finance and accounting related support which was reimbursed by REV-I to the Company and is included in other income on the condensed consolidated statements of operations and comprehensive loss. For the three and six months ended June 30, 2025 and 2024, the Company recorded $0.1 million and $0.3 million, respectively, related to such support. While the Company held a 50% interest in the joint venture as of June 30, 2025, based on management’s analysis, the Company was not the primary beneficiary of REV-I and accordingly, the entity was not consolidated in the Company's condensed consolidated financial statements.
For the three and six months ended June 30, 2025, the Company recorded its allocable share of REV-I's losses which totaled $0.3 million and $0.9 million, respectively, and for the three and six ended June 30, 2024, the Company recorded its allocable share of REV-I's losses which totaled and $0.5 million and $1.2 million, respectively. These losses were recorded as a loss on investment in joint venture within the condensed consolidated statements of operations and comprehensive loss. After recognition of its share of losses for the period, the carrying value and maximum exposure to risk of the REV-I investment as of June 30, 2025 was $0.6 million, which was recorded in investment in joint venture in the Company's condensed consolidated balance sheets. There was no carrying value remaining of the REV-I investment as of December 31, 2024.
For further details on the JV Sale, please refer to Note 12.
7. COMMITMENTS AND CONTINGENCIES

Purchase Commitments — The Company enters contracts in the normal course of business with contract research organizations and other third-party vendors for clinical trials and testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and are cancellable by us upon written notice. Payments that may be due upon cancellation consist of payments for services provided or expenses incurred prior to cancellation. As of June 30, 2025 and December 31, 2024, there were no amounts accrued related to termination charges.
8. NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share for the three and six months ended June 30, 2025 and 2024 was calculated as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(in thousands except share and per share amounts)	2025	2024	2025	2024
Net loss	$(9,703)	$(16,236)	$(19,142)	$(35,265)
Weighted-average number of common shares outstanding, basic and diluted	44,841,140	44,128,059	44,808,055	42,450,837
Net loss per common share, basic and diluted	$(0.22)	$(0.37)	$(0.43)	$(0.83)
Basic net loss per share of common stock is based on the weighted-average number of shares of common stock outstanding during the period. Pre-funded warrants to purchase 3,333,388 shares of common stock that were issued in connection with the November 2022 follow-on offering were included in the weighted-average number of common shares outstanding for the three and six months ended June 30, 2025 and 2024. The weighted average number of common shares outstanding diluted for the three and six months ended June 30, 2025 and 2024 excludes approximately 7.0 million and 5.4 million stock options and nonvested restricted stock awards and units, respectively, which were not dilutive.
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
The following table summarizes the information about reported segment revenues and significant segment expenses presented on the Company's condensed consolidated statements of operations and comprehensive loss for the three and six months ended 2025 and 2024:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(in thousands)	2025	2024	2025	2024
Revenue	$212	$299	$424	$299
Less:
Research and development:
RLYB212	1,377	6,834	3,815	12,479
RLYB116	1,274	3,140	1,893	4,437
Other program candidates	95	578	(68)	1,182
Personnel expenses (including share-based compensation)	3,161	2,154	5,750	7,325
Other expenses	167	240	409	459
Total research and development	6,074	12,946	11,799	25,882
General and administrative, excluding personnel expenses	1,472	1,821	2,997	3,732
General and administrative, personnel expenses (including share-based compensation)	2,723	2,567	5,355	7,507
Other segment items*	(354)	(799)	(585)	(1,557)
Segment net loss	$(9,703)	$(16,236)	$(19,142)	$(35,265)

*Other segment items include total other income, net and loss on investment in joint venture.
10. RESTRUCTURING
On May 2, 2025, the Company approved a workforce reduction to focus resources on the Company’s lead program, RLYB116 and its preclinical development programs.

As part of this effort, the Company eliminated approximately 40% of its positions. As a result of these actions, the Company incurred charges of approximately $1.7 million of which $1.2 million was included in research and development expenses and $0.5 million was included in general and administrative expenses, with such amounts reflected in the condensed consolidated statements of operations and comprehensive loss. The charges related to the workforce reduction were cash-based expenditures related primarily to severance and benefit payments. The Company recognized all such charges during the second quarter of 2025, with such amounts reflected in the condensed consolidated statements of operations and comprehensive loss. The accrued restructuring liability is included in accrued expenses in the condensed consolidated balance sheets as of June 30, 2025.
In February 2024, the Company announced a workforce reduction.

As part of this effort, the Company eliminated approximately 45% of its positions. As a result of these actions, the Company incurred charges of approximately $3.3 million of which $2.0 million was included in research and development expenses and $1.3 million was included in general and administrative expenses, with such amounts reflected in the condensed consolidated statements of operations and comprehensive loss. The charges related to the workforce reduction were cash-based expenditures related primarily to severance and benefit payments. The Company recognized all such charges during the first quarter of 2024, with such amounts reflected in the condensed consolidated statements of operations and comprehensive loss. The accrued restructuring liability is included in accrued expenses in the condensed consolidated balance sheets as of June 30, 2025.

Substantially all restructuring payments are expected to be completed by June 2026.

The following table summarizes the restructuring accrual activity as of June 30, 2025:

(in thousands)	JUNE 30, 2025
Beginning accrued severance as of December 31, 2024	$203
Severance incurred during the period	1,706
Severance paid and adjustments made during the period	(159)
Ending accrued severance as of June 30, 2025	$1,750
11. COLLABORATION AND LICENSE AGREEMENTS`
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

The Company recognized revenue of $0.2 million and $0.4 million during the three and six months ended June 30, 2025, respectively, and $0.3 million for both the three and six months ended June 30, 2024, related to data collection and data submission with the identified performance obligations, and the premium and discount allocated to revenue from the sale of the common stock to JJDC. The remaining revenue is included in deferred revenue on the Company's condensed consolidated balance sheets as of June 30, 2025, and will be recognized as the performance obligations are satisfied.

The Company determined that the J&J Collaboration Agreement is not in the scope of ASC 808, Collaborative Arrangements.

12. SUBSEQUENT EVENTS

In July 2025, the Company announced that it had entered into a Membership Interest Purchase Agreement (the “ENPP1 Purchase Agreement”) with Recursion to sell our interest in REV102, an ENPP1 inhibitor in preclinical development for the treatment of patients with hypophosphatasia. In connection with the sale, the Company received an upfront equity payment of $7.5 million. In addition, the Company is eligible to receive a contingent equity payment of $12.5 million upon the initiation of additional preclinical studies and a $5.0 million milestone cash payment in connection with the initiation of dosing in a Phase 1 clinical study, as defined in the ENPP1 Purchase Agreement. The Company is also eligible to receive low single-digit royalties on all future net sales by Recursion of products comprising or incorporating certain compounds developed by REV-I and may be eligible to receive certain payments in the event of Recursion’s sale of the REV102 program.

For further details prior to the JV Sale, please refer to Note 6.

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
Our Business
We are a clinical-stage biotechnology company comprised of experienced biopharma industry leaders with extensive research, development, and rare disease expertise with a mission to develop and commercialize life-transforming therapies for patients with severe and rare diseases. Since our launch in January 2018, we have built a pipeline of promising product candidates aimed at addressing diseases with unmet medical need in the areas of complement dysregulation and hematology. Our lead program, RLYB116, is a differentiated complement component 5 (“C5”) inhibitor with the potential to treat diseases of complement dysregulation. In addition, RLYB332, a long-acting matriptase-2 ("MTP-2") antibody for the treatment of diseases of iron overload is currently in preclinical development. In the second quarter of 2025, we initiated a confirmatory pharmacokinetic ("PK") and pharmacodynamic ("PD") study of RLYB116 in healthy volunteers and expect to report data in the third and fourth quarters of 2025. In April 2025, we announced the discontinuation of our RLYB212 program for the prevention of fetal and neonatal alloimmune thrombocytopenia ("FNAIT") based on PK data from the Phase 2 clinical trial that demonstrated an inability of the RLYB212 dose regimen to achieve predicted target concentrations, as well as the minimum target concentration required for efficacy. In July 2025, we announced that we had entered into a Membership Interest Purchase Agreement (the “ENPP1 Purchase Agreement”) with Recursion Pharmaceutical, Inc. (“Recursion”) Exscientia Ventures I, Inc., an indirect wholly-owned subsidiary of Recursion (“Buyer”) and Rallybio IPB, LLC, a wholly-owned subsidiary of Rallybio Corporation to sell our interest in REV102, an Ectonucleotide Pyrophosphatase/ Phosphodiesterase 1 ("ENPP1") inhibitor in preclinical development for the treatment of patients with hypophosphatasia ("HPP"), to Buyer (a subsidiary of our joint venture partner Recursion). In connection with the sale, we received an upfront equity payment of $7.5 million and are also eligible to receive a contingent equity payment of $12.5 million upon the initiation of additional preclinical studies and a $5.0 million milestone cash payment in connection with the initiation of dosing in a Phase 1 clinical study, as defined in the ENPP1 Purchase Agreement. We are also eligible to receive low single-digit royalties on all future net sales by Recursion of products comprising or incorporating certain compounds developed by RE Ventures I, LLC ("REV-I") and may be eligible to receive certain payments in the event of Recursion’s sale of the REV102 program.

Complement Dysregulation
RLYB116 is a novel, potentially long-acting, subcutaneously injected inhibitor of C5 in development for the treatment of patients with complement-related diseases. We intend to initially focus on two hematologic conditions with significant unmet need including: immune platelet transfusion refractoriness ("PTR") and refractory antiphospholipid syndrome ("APS"). Patients suffering from these potentially life-threatening conditions have no approved or effective therapeutic options.

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

Based on the results of the RLYB116 Phase 1 trial, we conducted a series of biomarker characterization analyses. These analyses indicate the RLYB116 assay used to measure free C5 in the Phase 1 trial overestimated the levels of free C5 by approximately ten-fold, indicating that RLYB116 produced greater complement inhibition than initially reported. We now believe that RLYB116 has the potential to be an effective treatment for patients with a variety of complement-mediated diseases, including APS and PTR. We also completed manufacturing process enhancements with a goal of further improving the tolerability of RLYB116. Based on the results of enhanced analytical techniques, including mass spectrometry, these process enhancements have successfully further purified the RLYB116 drug substance. As a result, we believe that RLYB116 will have a favorable tolerability profile at doses at and above those evaluated in the Phase 1 MAD trial.

We initiated a RLYB116 confirmatory clinical PK/PD trial in the second quarter of 2025, which is designed to demonstrate improved tolerability as well as complete and sustained complement inhibition. This single-blind MAD trial will evaluate a 4-week treatment duration that includes two cohorts of eight participants each. Our current plan is that Cohort 1 will evaluate weekly dosing of 150 mg and Cohort 2 will evaluate weekly dosing of 225 mg with 10 weeks of follow-up after the conclusion of treatment.

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
In July 2025, we announced that we had entered into the ENPP1 Purchase Agreement to sell our interest in REV102, an ENPP1 inhibitor in preclinical development for the treatment of patients with HPP, to Buyer (a subsidiary of our joint venture partner Recursion). In connection with the sale, we received an upfront equity payment of $7.5 million. In addition, we are eligible to receive a contingent equity payment of $12.5 million upon the initiation of additional preclinical studies and a $5.0 million milestone cash payment in connection with the initiation of dosing in a Phase 1 clinical study, as defined in the ENPP1 Purchase Agreement. We are also eligible to receive low single-digit royalties on all future net sales by Recursion of products comprising or incorporating certain compounds developed by REV-I and may be eligible to receive certain payments in the event of Recursion’s sale of the REV102 program.
As of June 30, 2025, we had cash, cash equivalents and marketable securities of $45.7 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the middle of 2027. This estimate and our expectation to advance the preclinical and clinical development of RLYB116 and any other product candidates are based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, or our clinical trials may be more expensive, time consuming or difficult to design or implement than we currently anticipate. See “—Liquidity and Capital Resources.”
We have incurred significant operating losses since inception, including net losses of $9.7 million and $19.1 million for the three and six months ended June 30, 2025, respectively and $16.2 million and $35.3 million for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $312.2 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We have not commercialized any products and have never generated revenue from the commercialization of any product. We expect to incur significant additional operating losses in the foreseeable future as we advance our programs through preclinical and clinical development, expand our research and development activities, acquire and develop new product candidates, complete preclinical studies and clinical trials, finance our business development strategy, seek regulatory approval for the commercialization of our product candidates and commercialize our products, if approved. Our expenses will increase substantially over time if and as we:
▪plan for and conduct any future clinical trials for RLYB116 and any of our other product candidates;
▪seek regulatory approvals for RLYB116 and any other product candidates;
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
We do not allocate employee costs, facility costs, including depreciation, or other indirect costs, to specific programs because these costs are deployed across multiple programs and, as such, are not separately classified. We use internal resources and third-party consultants primarily to conduct our research and development activities as well as for managing our process development, manufacturing and clinical development activities.
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
Loss on Investment in Joint Venture
We recognize the pro-rata share of losses in the joint venture with Recursion (as successor in interest to Exscientia) on the condensed consolidated statements of operations and comprehensive loss within the loss on investment in joint venture line item, with a corresponding change to the joint venture investment asset on the condensed consolidated balance sheets for equity method investments for which we do not have a controlling interest in.

Comparison of the Three Months Ended June 30, 2025 and 2024
The following table summarizes our results of operations:

	FOR THE THREE MONTHS ENDED JUNE 30,
(in thousands)	2025	2024	CHANGE
Revenue:
Collaboration and license revenue	$212	$299	$(87)
Total revenue	212	299	(87)
Operating expenses:
Research and development	6,074	12,946	(6,872)
General and administrative	4,195	4,388	(193)
Total operating expenses	10,269	17,334	(7,065)
Loss from operations	(10,057)	(17,035)	6,978
Total other income, net	641	1,286	(645)
Loss before equity in losses of joint venture	(9,416)	(15,749)	6,333
Loss on investment in joint venture	287	487	(200)
Net loss	$(9,703)	$(16,236)	$6,533
Revenue
Collaboration and license revenue was $0.2 million for the three months ended June 30, 2025, compared to $0.3 million for the three months ended June 30, 2024.
Operating Expenses
Research and Development Expenses
The following table summarizes our research and development costs for each of the periods presented:

	FOR THE THREE MONTHS ENDED JUNE 30,
(in thousands)	2025	2024	CHANGE
Direct research and development by program
RLYB212	$1,377	$6,834	$(5,457)
RLYB116	1,274	3,140	(1,866)
Other program candidates	95	578	(483)
Other unallocated research and development costs
Personnel expenses (including share-based compensation)	3,161	2,154	1,007
Other expenses	167	240	(73)
Total research and development expenses	$6,074	$12,946	$(6,872)
Research and development expenses were $6.1 million for the three months ended June 30, 2025, compared to $12.9 million for the three months ended June 30, 2024. The decrease of $6.9 million in 2025 as compared to 2024 was primarily due to:
▪a $5.5 million decrease in RLYB212 development costs, primarily related to a decrease in clinical development costs, manufacturing costs and other related development costs as a result of our discontinuation of the FNAIT program in April 2025;
▪a $1.9 million decrease in RLYB116 development costs, primarily related to a decrease in manufacturing and other related development costs;

▪a $0.5 million decrease in costs related to the development of other program candidates, primarily related to RLYB332 manufacturing costs; and
▪a $1.0 million increase in payroll and personnel-related expenses, primarily related to the severance expense recognized in the second quarter of 2025 in connection with the workforce reduction, effective May 2, 2025; offset by a decrease in payroll and personnel-related expenses due to lower ongoing headcount during the three months ended June 30, 2025 as compared to the same period in 2024.
General and Administrative Expenses
General and administrative expenses were $4.2 million for the three months ended June 30, 2025, compared to $4.4 million for the three months ended June 30, 2024. The decrease of $0.2 million in 2025 as compared to 2024 was primarily due to:
▪a $0.4 million decrease primarily related to professional fees and other related general and administrative expenses.
This decrease was partially offset by:
▪a $0.2 million increase in payroll and personnel-related costs, primarily related to the severance expense recognized in the second quarter of 2025 in connection with the workforce reduction, effective May 2, 2025; offset by a decrease in payroll and personnel-related expenses due to lower ongoing headcount during the three months ended June 30, 2025 as compared to the same period in 2024.
Total Other Income, Net
Total other income, net, for the three months ended June 30, 2025 was $0.6 million compared to $1.3 million for the three months ended June 30, 2024. The decrease in total other income of $0.6 million was primarily related to a decrease in interest income from marketable securities due to a lower excess cash balance.
Loss On Investment In Joint Venture
Loss on investment in joint venture for the three months ended June 30, 2025 was $0.3 million compared to $0.5 million for the three months ended June 30, 2024. The decrease in loss on investment in joint venture of $0.2 million was primarily due to a decrease in joint venture development costs.

Comparison of the Six Months Ended June 30, 2025 and 2024
The following table summarizes our results of operations:

	FOR THE SIX MONTHS ENDED JUNE 30,
(in thousands)	2025	2024	CHANGE
Revenue:
Collaboration and license revenue	$424	$299	$125
Total revenue	424	299	125
Operating expenses:
Research and development	11,799	25,882	(14,083)
General and administrative	8,352	11,239	(2,887)
Total operating expenses	20,151	37,121	(16,970)
Loss from operations	(19,727)	(36,822)	17,095
Total other income, net	1,459	2,729	(1,270)
Loss before equity in losses of joint venture	(18,268)	(34,093)	15,825
Loss on investment in joint venture	874	1,172	(298)
Net loss	$(19,142)	$(35,265)	$16,123
Revenue
Collaboration and license revenue was $0.4 million for the six months ended June 30, 2025, compared to $0.3 million for the six months ended June 30, 2024.
Operating Expenses
Research and Development Expenses
The following table summarizes our research and development costs for each of the periods presented:

	FOR THE SIX MONTHS ENDED JUNE 30,
(in thousands)	2025	2024	CHANGE
Direct research and development by program
RLYB212	$3,815	$12,479	$(8,664)
RLYB116	1,893	4,437	(2,544)
Other program candidates	(68)	1,182	(1,250)
Other unallocated research and development costs
Personnel expenses (including share-based compensation)	5,750	7,325	(1,575)
Other expenses	409	459	(50)
Total research and development expenses	$11,799	$25,882	$(14,083)
Research and development expenses were $11.8 million for the six months ended June 30, 2025, compared to $25.9 million for the six months ended June 30, 2024. The decrease of $14.1 million in 2025 as compared to 2024 was primarily due to:
▪an $8.7 million decrease in RLYB212 development costs, primarily related to a decrease in clinical development costs, manufacturing costs and other related development costs;
▪a $2.5 million decrease in RLYB116 development costs, primarily related to a decrease in manufacturing and other related development costs;
▪a $1.3 million decrease in costs related to the development of other program candidates, primarily related to manufacturing and preclinical costs for RLYB332; and

▪a $1.6 million decrease in payroll and personnel-related costs, primarily related to lower ongoing headcount during the six months ended June 30, 2025 as compared to the same period in 2024; offset by an increase in payroll and personnel-related costs due to the severance expense recognized in the second quarter of 2025 in connection with the workforce reduction, effective May 2, 2025.
General and Administrative Expenses
General and administrative expenses were $8.4 million for the six months ended June 30, 2025, compared to $11.2 million for the six months ended June 30, 2024. The decrease of $2.9 million in 2025 as compared to 2024 was primarily due to:
▪a $2.2 million decrease in payroll and personnel-related costs, primarily related to lower ongoing headcount during the six months ended June 30, 2025 as compared to the same period in 2024; offset by an increase in payroll and personnel-related costs due to severance expense recognized in the second quarter of 2025 in connection with the workforce reduction, effective May 2, 2025; and
▪a $0.7 million decrease primarily related to professional fees and other related general and administrative expenses.
Total Other Income, Net
Total other income, net, for the six months ended June 30, 2025 was $1.5 million compared to $2.7 million for the six months ended June 30, 2024. The decrease in total other income of $1.3 million was primarily related to a decrease in interest income from marketable securities due to a lower excess cash balance.
Loss On Investment In Joint Venture
Loss on investment in joint venture for the six months ended June 30, 2025 was $0.9 million compared to $1.2 million for the six months ended June 30, 2024. The decrease in loss on investment in joint venture of $0.3 million was primarily due to a decrease in joint venture development costs.
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

In August 2022, we filed a Registration Statement on Form S-3 (the “Shelf”) with the SEC in relation to the registration and potential future issuance of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $300.0 million. The Shelf was declared effective on August 15, 2022. Pursuant to General Instruction I.B.6 to Form S-3 (“Instruction I.B.6”), a company with a public float of less than $75 million measured at certain time periods may not issue securities under Registration Statements on Form S-3 in excess of one-third of its public float in a 12-month period. We are subject to the limitations of Instruction I.B.6, which may limit the amount of funds we can raise using the Shelf or any other Registration Statement on Form S-3. In connection with the Shelf, we also simultaneously entered into a Sales Agreement with TD Securities (USA) LLC (f/k/a Cowen and Company, LLC) ("TD Cowen"), which was amended on March 13, 2025 (as amended, the "Sales Agreement"). In accordance with the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $9.55 million from time to time at prices through TD Cowen acting as our agent. Pursuant to the Sales Agreement, sales of our common stock, if any, will be made in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the "Securities Act"). Under the Sales Agreement, TD Cowen will be entitled to compensation equal to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. As of June 30, 2025, we had not sold any shares of common stock pursuant to the Sales Agreement.
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
In July 2025, we announced that we had entered into the ENPP1 Purchase Agreement to sell our interest in REV102, an ENPP1 inhibitor in preclinical development for the treatment of patients with HPP, to Buyer (a subsidiary of our joint venture partner, Recursion). In connection with the sale, we received an upfront equity payment of $7.5 million. In addition, we are eligible to receive a contingent equity payment of $12.5 million upon the initiation of additional preclinical studies and a $5.0 million milestone cash payment in connection with the initiation of dosing in a Phase 1 clinical study, as defined in the ENPP1 Purchase Agreement. We are also eligible to receive low single-digit royalties on all future net sales by Recursion of products comprising or incorporating certain compounds developed by REV-I and may be eligible to receive certain payments in the event of Recursion’s sale of the REV102 program.
As of June 30, 2025, we had $45.7 million of cash, cash equivalents and marketable securities.
Uses of Liquidity
We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years. See "Contractual Obligations" below.
Funding Requirements
We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into the middle of 2027. This estimate and our expectation to advance the development of RLYB116 and any other product candidates are based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, or our clinical trials may be more expensive, time consuming or difficult to design or implement than we currently anticipate. We expect to incur significant expenses and operating losses in the foreseeable future as we advance our product candidates through clinical development, seek regulatory approval and pursue commercialization of any approved product candidates.
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

▪the cost and timing of the manufacture and supply of non-clinical and clinical trial material for RLYB116 and our other product candidates;
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
▪our ability to maintain our collaboration with AbCellera on favorable terms and establish any new collaborations;
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
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	FOR THE SIX MONTHS ENDED JUNE 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(18,584)	$(25,875)
Net cash provided by investing activities	14,116	12,860
Net cash provided by financing activities	10	5,192
Net decrease in cash and cash equivalents	$(4,458)	$(7,823)

Operating Activities
During the six months ended June 30, 2025, net cash used in operating activities was $18.6 million as compared to $25.9 million for the six months ended June 30, 2024. The decrease in net cash used in operating activities for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily related to a decrease in research and development and general and administrative activities, in addition to changes in working capital.
Investing Activities
Net cash provided by investing activities was $14.1 million for the six months ended June 30, 2025 as compared to $12.9 million of net cash provided by investing activities for the six months ended June 30, 2024. The increase of $1.3 million in net cash provided by investing activities was primarily related to proceeds of $25.5 million from maturities of highly-rated debt securities, partially offset by purchases of highly-rated debt securities of $9.9 million during the six months ended June 30, 2025, as compared to proceeds from maturities of highly-rated debt securities of $44.3 million, partially offset by purchases of highly-rated debt securities of $29.9 million during the six months ended June 30, 2024.
Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2025 was $10 thousand, representing proceeds from the issuance of common stock under the stock purchase plan. Net cash provided by financing activities during the six months ended June 30, 2024 was $5.2 million, representing proceeds from the issuance of common stock pursuant to the JJDC Securities Purchase Agreement, after deducting offering costs and accounting for the total consideration allocation related to the J&J Collaboration Agreement of $1.2 million.
Contractual Obligations
There have been no other material changes in our contractual obligations and commitments during the six months ended June 30, 2025 from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.
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
Off-Balance Sheet Arrangements
As of June 30, 2025 and December 31, 2024, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are not required to provide the information under this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We are a clinical-stage biotechnology company with a limited operating history. As a result, we are not profitable and we have incurred significant operating losses since inception, including net losses of $9.7 million and $19.1 million for the three and six months ended June 30, 2025, respectively, and $16.2 million and $35.3 million, respectively, for the three and six months ended June 30, 2024. As of June 30, 2025, we had an accumulated deficit of $312.2 million. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to gain regulatory approval and become commercially viable. Since inception, we have devoted substantially all of our resources to raising capital, conducting discovery and research activities, acquiring product candidates, establishing and protecting our intellectual property, preparing for and conducting clinical trials, and establishing arrangements with third parties for the manufacture of our product candidates. We do not have any product candidates approved for sale and have not generated any revenue from product sales.

We expect to incur significant additional operating losses in the foreseeable future as we advance our programs and operate our business. The costs of advancing product candidates through each clinical phase tend to increase substantially over the duration of the clinical development process. The total costs to advance a single product candidate to marketing approval in even a single jurisdiction are substantial. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to generate revenue from the commercialization of any product candidates or achieve or maintain profitability. Our expenses will increase substantially if and as we:

▪plan for and conduct any future clinical trials for any of our product candidates, including the ongoing RLYB116 confirmatory clinical PK/PD trial;

▪seek regulatory approvals for RLYB116 and any other product candidates;

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
We expect to spend significant amounts of capital to complete the development of, and if approved, commercialize, one or more product candidates, including RLYB116. We are obligated to make certain payments under our agreements with Affibody AB ("Affibody"), Swedish Orphan Biovitrum AB (Publ) ("Sobi"), and Kymab Limited ("Sanofi"), including milestone and royalty payments in connection with achievement of certain development and commercial milestones as well as the sale of resulting products under such agreements. We may also spend significant capital to develop laboratory tests to identify patients for inclusion in our clinical trials or who are likely to respond to our product candidates.

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of June 30, 2025, will be sufficient to fund our operating expenses and capital expenditure requirements into the middle of 2027. This estimate and our expectation to advance the preclinical and clinical development of RLYB116 and any other product candidates are based on assumptions that may prove to be wrong, or we may be subject to changing circumstances. We could exhaust our available capital resources sooner than we expect. Our business is subject to numerous risks and uncertainties, and we may be unable to accurately estimate the actual amount of funds we will require for development and commercialization of our product candidates. Our future capital requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

▪our ability to maintain our collaboration with AbCellera on favorable terms and establish new collaborations;

▪the extent to which we in-license or acquire additional product candidates or technologies; and

▪the costs of operating as a public company.

We will require significant additional capital, which we may raise through equity offerings, debt financings, marketing and distribution arrangements, strategic alliances and licensing arrangements or other sources. Depending on our business performance, the economic climate and market conditions, we may be unable to raise additional funds when needed on favorable terms, or at all. Furthermore, pursuant to Instruction I.B.6, a company with a public float of less than $75 million measured at certain time periods may not issue securities under Registration Statements on Form S-3 in excess of one-third of its public float in a 12-month period. For purposes of the prior sentence, “public float” means the aggregate market value of a company’s shares held by non-affiliates. We are subject to the limitations of Instruction I.B.6 which may limit the amount of funds we can raise using Registration Statements on Form S-3. Moreover, uncertain geopolitical events, such as the war in Ukraine and conflict in Israel, and uncertain global economic conditions, including as a result of changes in tariffs and other trade restrictions, have impacted the global economy, and a severe or prolonged economic downturn could result in a variety of challenges for our business, including disruptions in the financial markets, which could adversely impact our ability to raise additional capital when needed or on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may need to significantly delay, scale back or discontinue the development of one or more of our product candidates or the commercialization of any product that may be approved for marketing, or we could be forced to discontinue operations. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts.

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
Our lead program, RLYB116, is in early-stage clinical development and we do not currently have any products that generate revenues or any other sources of revenue. To date, we have invested a significant portion of our efforts and financial resources in the development of RLYB212 and RLYB116. Our future success is substantially dependent on our ability to successfully complete preclinical and clinical development for, obtain marketing approval for, and successfully commercialize, our product candidates, which may never occur. None of our product candidates are approved for commercial sale and we may never be able to develop a marketable product.

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
In the United States, we are not permitted to market a product candidate until we receive approval of a Biologics License Application ("BLA") or a New Drug Application ("NDA") from the FDA. The process of obtaining BLA and NDA approval is expensive, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. Approval policies or regulations may change, and the FDA and other regulatory authorities have substantial discretion in the approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. In addition, the FDA may require post-approval clinical trials or studies as a condition of approval, which also may be costly. The FDA approval for a limited indication or approval with required warning language, such as a boxed warning, could significantly impact our ability to successfully market our product candidates. The FDA also may require adoption of a REMS requiring prescriber training, post-market registries, or otherwise restricting the marketing and dissemination of these products. Certain of our product candidates will rely on delivery systems, such as PFSs, pen-injectors and/or autoinjectors, and may ultimately be regulated as a drug/device combination product. Although the FDA and similar foreign regulatory agencies have systems in place for the review and approval of combination products, we may experience delays in the development and commercialization of our product candidates due to regulatory timing constraints and uncertainties in the product development and approval process. Despite the time and expense invested in the clinical development of product candidates, regulatory approval is never guaranteed for our product candidates. Assuming successful clinical development, we intend to seek product approvals in countries outside the United States, including in Europe. As a result, we would be subject to regulation by the EMA, as well as the other regulatory agencies in these countries.

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
Our product candidates target rare diseases and conditions. With respect to RLYB116, we estimate that there are approximately 8,000 patients with immune PTR and up to 10,000 patients with refractory APS in the United States. Our projections of the number of eligible patients are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, population statistics and market research, and may prove to be incorrect. Further, new sources may reveal a change in the estimated number of eligible patients, and the number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our current programs or future product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to. For example, even if we obtain FDA approval for RLYB116, the drug may be approved for a target population that is more limited than what we currently anticipate. Furthermore, even if we obtain significant market share for any product candidate, if approved, the potential target populations for our product candidates are for rare diseases, and we may never achieve profitability.

Further, in many cases there are either limited screening or diagnostic tests for the indications our product candidates are being developed to potentially treat. The lack of screening and diagnostic tests, coupled with the fact that there is frequently limited awareness among certain health care providers concerning the rare diseases we may seek to treat, often means that a proper diagnosis can, and frequently does, take years to identify (or an appropriate diagnosis may never be made for certain patients). As a result, even if one of our product candidates is approved for commercial sale, we may not be able to grow our revenues due to difficulty in identifying eligible patients. There can be no guarantee that any of our programs will be effective at identifying patients that will benefit from our product candidates, and even if we can identify patients that our product candidates can help, the number of patients that our product candidates may ultimately treat may turn out to be lower than we expect, they may not be otherwise amenable to treatment with our product candidates, or new patients may become increasingly difficult to identify, all of which may adversely affect our ability to grow and generate revenue and adversely affect our results of operations and our business. In addition, even in instances where we are able to expand the number of patients being treated, the number may be offset by the number of patients that discontinue use of the applicable product in a given period resulting in a net loss of patients and potentially decreased revenue.
We face significant competition from biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
The biotechnology and pharmaceutical industries are highly competitive and subject to significant and rapid technological change. Our success is highly dependent on our ability to acquire, develop, and obtain marketing approval for new products on a cost-effective basis and to market them successfully. If a product candidate we develop is approved, we will face intense competition. There are many public and private biopharmaceutical companies, universities, government agencies and other research organizations actively engaged in the research and development of products that may be like our product candidates or address similar markets. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. In addition, the number of companies seeking to develop and commercialize products and therapies competing with our product candidates is likely to increase. However, we seek to build our portfolio with key differentiating attributes to provide a competitive advantage in the markets we target. If we successfully develop and, if approved, commercialize RLYB116, this therapy may compete with anticoagulants such as Warfarin, or potentially be used in conjunction, with currently marketed treatments and any new therapies that may become available in the future.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. The Trump Administration has reduced the number of employees serving in government agencies, including the FDA. If a prolonged government shutdown occurs, or if the U.S. government takes other personnel actions, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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
We acquired all rights to RLYB116 and RLYB114 from Sobi in 2019. We also obtained worldwide exclusive rights to RLYB332 from Sanofi in 2022. We may acquire or in-license rights to product candidates, products or technologies, acquire other businesses or enter into collaborations with third parties. We may not be able to enter into such transactions on favorable terms, or at all. Any such acquisitions, in-licenses or collaborations may not strengthen our competitive position, and these transactions may be viewed negatively by analysts, investors, customers, or other third parties with whom we have relationships. We may decide to incur debt in connection with an acquisition, or in-license or issue our common stock or other equity securities as consideration for the acquisition, which would reduce the percentage ownership of our existing stockholders.

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

▪a collaborator may seek to renegotiate or terminate its relationship with us due to unsatisfactory clinical results, manufacturing issues, a change in business strategy, a change of control or other reasons;

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

As of June 30, 2025, we had 20 full-time employees, upon whom we rely for various administrative, research and development, business development and other support services shared among our subsidiaries. The size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support the operations of all of our subsidiaries, including their research and development activities, the management of financial, accounting, and reporting matters, and the oversight of our third-party vendors and partners. If our centralized team or our third-party vendors and partners performing such functions fail to provide adequate administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.

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

Our collaborators also may breach their agreements with us or otherwise fail to perform to our satisfaction, which could impact the development timeline of our product candidates.

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

We have 180 calendar days from the date of the Notice, or until August 25, 2025 (the “Compliance Date”), to cure the deficiency and regain compliance. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days before the Compliance Date.

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
Shares of our common stock were offered in our IPO in July 2021 at a price of $13.00 per share and between the date of our IPO and August 1, 2025, the closing price per share of our common stock has ranged from as low as $0.25 to as high as $23.40. Some of the factors that may cause the market price of our common stock to fluctuate include:

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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of August 1, 2025, we have 41,786,471 shares of common stock outstanding. All of these shares may be resold in the public market immediately, unless held by our affiliates who are subject to volume limitations under Rule 144. As of August 1, 2025, we also have pre-funded warrants to purchase up to an aggregate of 3,333,388 shares of common stock outstanding. We may not effect the exercise of any pre-funded warrant, and a holder will not be entitled to exercise any portion of any pre-funded warrant if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election upon 61 days’ notice to us subject to the terms of such pre-funded warrants, provided that such percentage may in no event exceed 19.99%.

Moreover, as of June 30, 2025, certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. On May 9, 2023, we registered an aggregate of 12,351,600 shares of common stock held by holders with registration rights, for resale, pursuant to a registration statement on Form S-3. In addition, we have entered into the Sales Agreement with TD Cowen to offer and sell shares of our common stock having an aggregate offering price of up to $100,000,000, from time to time, through an at-the-market offering program. We also registered an aggregate of 13,896,753 shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Insiders have substantial influence over us, which could limit your ability to affect the outcome of key transactions, including a change of control.
Our directors and executive officers and their affiliates beneficially own shares representing approximately 25% of our outstanding common stock as of August 1, 2025. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

H.R. 1., also known as the One Big Beautiful Bill Act (the "OBBBA"), was enacted on July 4, 2025. The legislation includes several provisions that may impact the timing and magnitude of certain tax deductions. Key provisions include the permanent extension of several business tax benefits originally introduced under the TCJA. We are currently evaluating the provisions of the OBBBA to assess their potential impact on our financial position, results of operations and cash flows.

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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including changes in tariffs and other trade restrictions. A severe or prolonged economic downturn, period of sustained increased inflation, tariffs and other trade restrictions or additional global financial crises, could result in a variety of risks to our business, including weakened demand for our product candidates, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. Further, geopolitical instability outside the United States may also impact our operations or affect global markets, such as the invasion of Ukraine by Russia and the Israel-Hamas war. While we do not currently conduct clinical trials in Ukraine, Russia, or the Middle East, we cannot be certain what the overall impact of these events will be on our business or on the business of any of our third-party partners, including our contract research organizations, contract manufacturers or other partners. The impact of these events could also expand into other markets where we do business. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which current geopolitical tensions, the economic climate and the financial market conditions could adversely impact our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)
Except as disclosed in our previously filed current reports on Form 8-K, the Company has not issued equity securities of the Company on an unregistered basis during the quarter ended June 30, 2025.

Item 5. Other Information
Director and Officer Trading Arrangements
During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act, as amended) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

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

RALLYBIO CORPORATION

Date: August 7, 2025	By:	/s/ Stephen Uden
Stephen Uden, M.D.
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Jonathan I. Lieber
Jonathan I. Lieber
Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)