Form 10-Q
period 2025-09-30
Rallybio Corp
filed 2025-11-06
CIK 1739410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission File Number: 001-40693
_____________________________________
RALLYBIO CORPORATION
(Exact Name of Registrant as Specified in its Charter)
_____________________________________

Delaware	85-1083789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
234 Church Street New Haven, CT	06510
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (203) 859-3820
_____________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	RLYB	The NASDAQ Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of October 31, 2025, the registrant had 42,243,774 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
RALLYBIO CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share amounts)	SEPTEMBER 30, 2025	DECEMBER 31, 2024
Assets
Current assets:
Cash and cash equivalents	$32,122	$13,903
Marketable securities	27,197	51,608
Prepaid expenses and other current assets	7,308	2,330
Total current assets	66,627	67,841
Property and equipment, net	26	115
Operating lease right-of-use assets	198	152
Other assets, noncurrent	810	—
Total assets	$67,661	$68,108
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$269	$278
Accrued expenses	3,736	4,962
Operating lease liabilities	90	154
Deferred revenue	424	848
Total current liabilities	4,519	6,242
Operating lease liabilities, noncurrent	108	—
Deferred revenue, noncurrent	—	212
Total liabilities	4,627	6,454
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock, $0.0001 par value per share; 200,000,000 shares authorized as of September 30, 2025 and December 31, 2024; and 41,935,841 and 41,510,163 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	4	4
Preferred stock, $0.0001 par value per share; 50,000,000 shares authorized as of September 30, 2025 and December 31, 2024; no shares issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	359,152	354,602
Accumulated other comprehensive gain	24	68
Accumulated deficit	(296,146)	(293,020)
Total stockholders' equity	63,034	61,654
Total liabilities and stockholders' equity	$67,661	$68,108
See accompanying notes to the condensed consolidated financial statements

RALLYBIO CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Revenue:
Collaboration and license revenue	$212	$299	$636	$598
Total revenue	212	299	636	598
Operating expenses:
Research and development	4,143	8,240	15,942	34,122
General and administrative	2,994	4,125	11,346	15,364
Total operating expenses	7,137	12,365	27,288	49,486
Loss from operations	(6,925)	(12,066)	(26,652)	(48,888)
Other income:
Interest income	462	986	1,629	3,405
Gain on sale of joint venture and other income	22,479	251	22,771	561
Total other income, net	22,941	1,237	24,400	3,966
Gain (loss) before equity in losses of joint venture	16,016	(10,829)	(2,252)	(44,922)
Loss on investment in joint venture	—	637	874	1,809
Net income (loss)	$16,016	$(11,466)	$(3,126)	$(46,731)

Net income (loss) per common share, basic and diluted	$0.36	$(0.26)	$(0.07)	$(1.08)
Weighted-average common shares outstanding, basic and diluted	45,058,591	44,593,221	44,892,485	43,170,177

Other comprehensive gain (loss):
Net unrealized gain (loss) on marketable securities	7	240	(44)	154
Other comprehensive gain (loss)	7	240	(44)	154
Comprehensive gain (loss)	$16,023	$(11,226)	$(3,170)	$(46,577)
See accompanying notes to the condensed consolidated financial statements

RALLYBIO CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024	COMMON		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE (LOSS) GAIN	STOCKHOLDERS' EQUITY
(in thousands, except share amounts)	SHARES	AMOUNT
June 30, 2024	41,487,586	$4	$350,594	$(270,510)	$(71)	$80,017
Share-based compensation	—	—	2,027	—	—	2,027
Net loss	—	—	—	(11,466)	—	(11,466)
Other comprehensive gain	—	—	—	—	240	240
Balance, September 30, 2024	41,487,586	$4	$352,621	$(281,976)	$169	$70,818

June 30, 2025	41,707,153	$4	$358,105	$(312,162)	$17	$45,964
Share-based compensation	—	—	1,047	—	—	1,047
Issuance of common stock under the stock award plan	228,688	—	—	—	—	—
Net income	—	—	—	16,016	—	16,016
Other comprehensive gain	—	—	—	—	7	7
Balance, September 30, 2025	41,935,841	$4	$359,152	$(296,146)	$24	$63,034

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024	COMMON		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)	STOCKHOLDERS' EQUITY
(in thousands, except share amounts)	SHARES	AMOUNT
December 31, 2023	37,829,565	$4	$341,410	$(235,245)	$15	$106,184
Share-based compensation	—	—	6,030	—	—	6,030
Issuance of common stock from a securities purchase agreement, net of offering costs of $268	3,636,363	—	5,137	—	—	5,137
Issuance of common stock under the stock award plan	1,925	—	—	—	—	—
Issuance of common stock under the stock purchase plan	38,289	—	44	—	—	44
Forfeiture of restricted common stock	(18,556)	—	—	—	—	—
Net loss	—	—	—	(46,731)	—	(46,731)
Other comprehensive gain	—	—	—	—	154	154
Balance, September 30, 2024	41,487,586	$4	$352,621	$(281,976)	$169	$70,818

December 31, 2024	41,510,163	$4	$354,602	$(293,020)	$68	$61,654
Share-based compensation	—	—	4,540	—	—	4,540
Issuance of common stock under the stock award plan	390,678	—	—	—	—	—
Issuance of common stock under the stock purchase plan	35,000	—	10	—	—	10
Net loss	—	—	—	(3,126)	—	(3,126)
Other comprehensive loss	—	—	—	—	(44)	(44)
Balance, September 30, 2025	41,935,841	$4	$359,152	$(296,146)	$24	$63,034
See accompanying notes to the condensed consolidated financial statements

RALLYBIO CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2025	2024
Cash Flows Used in Operating Activities:
Net loss	$(3,126)	$(46,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	89	101
Net accretion of discounts/premiums on debt securities	(476)	(1,296)
Share-based compensation	4,540	6,030
Gain on sale of joint venture	(22,350)	—
Loss on investment in joint venture	874	1,809
Changes in operating assets and liabilities:
Prepaid expenses, operating lease right-of-use assets and other current assets	(2,858)	1,914
Accounts payable	(9)	(393)
Accrued expenses and operating lease liabilities	(1,182)	(1,951)
Deferred revenue	(636)	1,097
Net cash used in operating activities	(25,134)	(39,420)
Cash Flows Provided by Investing Activities:
Purchases of marketable securities	(10,622)	(31,609)
Proceeds from maturities of marketable securities	35,465	68,674
Proceeds from sale of common stock received from sale of joint venture	20,000	—
Investment in joint venture	(1,500)	(2,000)
Net cash provided by investing activities	43,343	35,065
Cash Flows Provided by Financing Activities:
Proceeds from the issuance of common stock from a securities purchase agreement	—	5,405
Proceeds from the issuance of common stock under the stock purchase plan	10	44
Payments of offering costs	—	(268)
Net cash provided by financing activities	10	5,181
Net increase in cash and cash equivalents	18,219	826
Cash and cash equivalents — beginning of period	13,903	24,494
Cash and cash equivalents — end of period	$32,122	$25,320
See accompanying notes to the condensed consolidated financial statements

RALLYBIO CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
1. BUSINESS AND LIQUIDITY
Rallybio Corporation and subsidiaries ("Rallybio", the "Company", "we", "our", or "us") is a clinical-stage biotechnology company comprised of experienced biopharma industry leaders with extensive research, development, and rare disease expertise with a mission to develop and commercialize life-transforming therapies for patients with severe and rare diseases. The Company's lead program, RLYB116, is a differentiated complement component 5 (“C5”) inhibitor with the potential to treat diseases of complement dysregulation. In addition, RLYB332, a long-acting matriptase-2 ("MTP-2") antibody for the treatment of diseases of iron overload is currently in preclinical development. In the second quarter of 2025, Rallybio initiated a confirmatory pharmacokinetic ("PK") and pharmacodynamic ("PD") study of RLYB116 in healthy volunteers and expects to report data in the fourth quarter of 2025. In April 2025, the Company announced the discontinuation of its RLYB212 program for the prevention of fetal and neonatal alloimmune thrombocytopenia ("FNAIT") based on PK data from the Phase 2 clinical trial that demonstrated an inability of the RLYB212 dose regimen to achieve predicted target concentrations, as well as the minimum target concentration required for efficacy. In July 2025, the Company entered into a definitive agreement to sell its interest in REV102, an Ectonucleotide Pyrophosphatase/Phosphodiesterase 1 ("ENPP1") inhibitor in preclinical development for the treatment of patients with hypophosphatasia, to a subsidiary of its joint venture partner Recursion Pharmaceuticals, Inc. ("Recursion") (the "JV Sale").
The Company had cash, cash equivalents and marketable securities of $59.3 million as of September 30, 2025. The Company currently expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date these unaudited condensed consolidated financial statements are issued. However, the Company does not anticipate that its current cash, cash equivalents and marketable securities as of September 30, 2025 will be sufficient to fund any of its product candidates through regulatory approval, and it will need to raise substantial additional capital to complete the development and commercialization of its product candidates, if approved. Rallybio may satisfy its future cash needs through the sale of equity securities, debt financings, corporate collaborations or license agreements, working capital lines of credit, grant funding, interest income earned on invested cash balances or a combination of one or more of these sources.
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
These accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with Rallybio's Annual Report on Form 10-K for the year ended December 31, 2024 (our "Annual Report"). The Company's significant accounting policies are described in Note 2 of the Notes to the consolidated financial statements included in our Annual Report. There have been no new accounting policies, including the adoption of new accounting standards during the three and nine months ended September 30, 2025, unless otherwise noted below, which could be expected to materially impact the Company's unaudited condensed consolidated financial statements.
Significant Accounting Policies —
Future Milestone and Royalty Assets
As part of the JV Sale, the Company received consideration including an estimated $3.0 million in future contingent milestones and royalty payments, which are recognized as a contingent consideration asset on the condensed consolidated balance sheets. The fair value of this contingent consideration was determined using a model that incorporates significant unobservable inputs based on Company estimates, external data, and management’s judgment and forecasts. Key assumptions in the model include the discount rate, the timing of expected cash flows, the probability of achieving the milestone and royalty payments, and projected future net revenues.
The Company periodically reviews the carrying value of the Contingent Consideration when impairment indicators arise and records an impairment loss if the carrying amount materially exceeds the reassessed fair value. Increases in the carrying value are recognized only when contingent gains are realized. Since the contingent payments are tied to Phase 1 clinical study milestones and future royalty payments, the Company believes the likelihood of timely payment by Recursion is remote.
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
The One Big Beautiful Bill Act (the "OBBBA") was enacted on July 4, 2025. The Company has evaluated whether the OBBBA has a material impact on its 2025 financial statements. The only provision of the OBBBA that impacts the Company’s income tax accounting under Accounting Standards Codification 740 is the new Internal Revenue Code of 1986, as amended, Section 174A ("Section 174A"), which permanently allows taxpayers to fully expense domestic research or experimental ("R&E") expenditures paid or incurred in taxable years beginning after December 31, 2024. The requirement to capitalize foreign expenses under Internal Revenue Code Section 174 over 15 years has not changed. On August 28, 2025, the Internal Revenue Service released procedural guidance (Rev. Proc. 2025-28) for implementing Section 174A and related elections for domestic R&E. Transition rules provide taxpayers with options to account for any remaining unamortized domestic R&E expenditures paid or incurred in taxable years beginning after December 31, 2021, and before January 1, 2025. Taxpayers may continue to amortize such unamortized amounts over the remaining five-year period; alternatively, they may elect to deduct any remaining unamortized domestic R&E expenditures either entirely in the first tax year beginning after December 31, 2024, or ratably over two taxable years (e.g., 2025 or ratably in 2025 and 2026). The Company has not yet decided which option they will elect. As of December 31, 2024, the Company had approximately $41.0 million of remaining unamortized domestic R&D expenditures, representing approximately $11.0 million of its December 31, 2024 gross deferred tax assets (the "DTA"). The impact of deducting these costs is reclassifying approximately $11.0 million from Capitalized Sec. 174 to Net Operating Loss Carryforward, with zero net impact on the Company’s gross DTA or effective tax rate.

3. MARKETABLE SECURITIES

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of our marketable securities by type of security as of September 30, 2025 and December 31, 2024 was as follows:

		SEPTEMBER 30, 2025
(in thousands)	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Cash and cash equivalents	Level 1	$8,719	$—	$—	$8,719
U.S. treasury securities	Level 1	23,696	21	—	23,717
U.S. government agency securities	Level 2	3,725	3	—	3,728
		$36,140	$24	$—	$36,164

		DECEMBER 31, 2024
(in thousands)	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	Level 1	$8,705	$—	$—	$8,705
U.S. treasury securities	Level 1	34,316	54	(15)	34,355
U.S. government agency securities	Level 2	17,224	32	(3)	17,253
		$60,245	$86	$(18)	$60,313
The fair values of marketable securities by classification in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 was as follows:

(in thousands)	SEPTEMBER 30, 2025	DECEMBER 31, 2024
Cash and cash equivalents	$8,967	$8,705
Marketable securities	27,197	51,608
	$36,164	$60,313
The fair values of available-for-sale debt securities as of September 30, 2025 and December 31, 2024, by contractual maturity, are summarized as follows:

(in thousands)	SEPTEMBER 30, 2025	DECEMBER 31, 2024
Due in one year or less	$36,164	$51,357
Due after one year through two years	—	8,956
	$36,164	$60,313
The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of September 30, 2025 and December 31, 2024 was $1.0 million and $10.4 million, respectively. As of September 30, 2025, the Company did not have any investments in a continuous unrealized loss position for more than twelve months. As of September 30, 2025, the Company believes that the cost basis of our available-for-sale debt securities is recoverable. No allowance for credit loss was recorded as of September 30, 2025 and December 31, 2024.

4. BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets —
Prepaid expenses and other current assets consisted of the following as of September 30, 2025 and December 31, 2024:

(in thousands)	SEPTEMBER 30, 2025	DECEMBER 31, 2024
Research and development	$3,806	$697
Insurance	587	424
Other prepaids	248	214
Other current assets	2,667	995
	$7,308	$2,330
Accrued Expenses —
Accrued expenses consisted of the following as of September 30, 2025 and December 31, 2024:

(in thousands)	SEPTEMBER 30, 2025	DECEMBER 31, 2024
Compensation and related expenses	$2,562	$3,095
Professional fees	667	510
Research and development	450	1,197
Other accrued expenses	57	160
	$3,736	$4,962
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
The Company had 200,000,000 shares of common stock authorized as of September 30, 2025 and December 31, 2024, of which 41,935,841 and 41,510,163 shares were issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.
Preferred Stock
The Company had 50,000,000 shares of preferred stock authorized as of September 30, 2025 and December 31, 2024, of which no shares were issued or outstanding as of September 30, 2025 and December 31, 2024.
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

The Company's pre-funded warrant is a freestanding instrument that does not meet the definition of a liability pursuant to ASC 480, Distinguishing Liabilities from Equity ("ASC 480"), and does not meet the definition of a derivative pursuant to ASC 815, Derivatives and Hedging ("ASC 815"). The pre-funded warrant is indexed to the Company’s common stock and meets all other conditions for equity classification under ASC 480 and ASC 815. Accordingly, the pre-funded warrant was classified as equity and accounted for as a component of additional paid-in capital at the time of issuance. All of the pre-funded warrants related to our November 2022 follow-on offering remain outstanding and unexercised as of September 30, 2025.
Share-based Compensation
Share-based compensation is comprised of the Company's stock options, restricted stock awards, restricted stock units and shares issued pursuant to the employee stock purchase plan, and is classified in the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024 was as follows:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2025	2024	2025	2024
Research and development	$500	$863	$1,928	$2,404
General and administrative	547	1,164	2,612	3,626
	$1,047	$2,027	$4,540	$6,030
2021 Equity Incentive Plan
In 2021, the board of directors adopted the Rallybio Corporation 2021 Equity Incentive Plan (the "2021 Plan"). The 2021 Plan initially reserved 5,440,344 shares of the Company's common stock that have been issued in respect of outstanding equity awards granted prior to the Company's initial public offering ("IPO"), and for future issuances of shares to employees, directors and consultants in the form of stock options, SARs, restricted and unrestricted stock and stock units, performance awards and other awards that are convertible into or otherwise based on the Company's common stock. Dividend equivalents may also be provided in connection with awards under the 2021 Plan. The share pool will automatically increase on January 1st of each year until 2031, by the lesser of (i) five percent of the number of shares of the Company's common stock outstanding as of such date and (ii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date. On January 1, 2025 and January 1, 2024, the 2021 Plan share pool was automatically increased by 2,075,508 and 1,891,478 shares, respectively. As of September 30, 2025, the total number of shares of the Company's common stock that were issuable under the 2021 Plan was 10,367,965 shares, of which 4,108,985 shares remained available for future issuance.
The following table summarizes stock option activity for the nine months ended September 30, 2025:

Stock Options	Number of Option Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding stock options at December 31, 2024	4,235,183	$7.85	7.8	$—
Granted	1,793,556	$0.73
Forfeited	(413,020)	$4.06
Expired	(78,825)	$7.69
Exercised	—	$—
Outstanding stock options at September 30, 2025	5,536,894	$5.83	7.2	$46
Exercisable stock options at September 30, 2025	3,411,038	$8.03	6.2	$—
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company's common stock. Stock options outstanding with an exercise price below the closing price as of September 30, 2025 had an intrinsic value of approximately $46 thousand based on a common stock fair value of $0.499 per share, which was the closing price of the Company's common stock on September 30, 2025. Stock options outstanding and exercisable with an exercise price above the closing price as of September 30, 2025 are considered to have no intrinsic value. Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2025 and 2024 was $0.62 per share and $1.47 per share, respectively. As of September 30, 2025, there was unrecognized share-based compensation expense related to nonvested stock options of $3.6 million which the Company expects to recognize over a weighted-average period of approximately 2.1 years.
The fair value of the stock options granted during the nine months ended September 30, 2025 and 2024 was determined using the Black-Scholes option pricing model with the following assumptions:

FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024
Expected volatility	91.88% - 119.61%	89.41% - 94.48%
Expected term (years)	5.27 - 6.02	5.50 - 6.02
Risk free interest rate	4.03% - 4.39%	3.93% - 4.35%
Expected dividend yield	—	—
Exercise price	$0.30 - $0.95	$1.86 - $2.40
A summary of the status of the Company's nonvested restricted common stock awards at September 30, 2025 and changes during the nine months ended September 30, 2025 was as follows:

Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested restricted stock awards at December 31, 2024	21,950	$5.21
Granted	—	$—
Vested	(16,270)	$6.29
Forfeited	—	$—
Nonvested restricted stock awards at September 30, 2025	5,680	$2.13
As of September 30, 2025, there was unrecognized share-based compensation expense related to nonvested restricted stock awards of $1 thousand, which the Company expects to recognize over a weighted-average period of approximately 0.1 years.
A summary of the status of the Company's nonvested restricted common stock units at September 30, 2025 and changes during the nine months ended September 30, 2025 was as follows:

Restricted Stock Units	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested restricted stock units at December 31, 2024	1,064,741	$2.36
Granted	454,190	$0.75
Forfeited	(406,167)	$1.73
Vested	(390,678)	$3.21
Nonvested restricted stock units at September 30, 2025	722,086	$1.24

As of September 30, 2025, there was unrecognized share-based compensation expense related to nonvested restricted stock units of $0.3 million, which the Company expects to recognize over a weighted-average period of approximately 2.2 years.
2021 Employee Stock Purchase Plan
In connection with the Company's IPO, the board of directors adopted the Rallybio Corporation 2021 Employee Stock Purchase Plan (the "2021 ESPP"), which initially reserved 291,324 shares of the Company's common stock for future issuances under this plan. The share pool will automatically increase on January 1st of each year from 2022 to 2031, by the lesser of (i) one percent of the number of shares of the Company's common stock outstanding as of such date, (ii) 582,648 shares of the Company’s common stock and (iii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date. The 2021 ESPP share pool did not increase on January 1, 2025 or January 1, 2024. As of September 30, 2025, the total number of shares of the Company's common stock available for future issuance under the 2021 ESPP was 777,012 shares. During the nine months ended September 30, 2025 and 2024, the Company issued 35,000 and 38,289 shares, respectively, of the Company's common stock under the 2021 ESPP.
The 2021 ESPP allows eligible participants to purchase shares of the Company's common stock through authorized payroll deductions. The purchase price of the shares will not be less than 85% of the lower of the fair market value of the Company's common stock on the first day of an offering or on the date of the purchase.
6. INVESTMENT IN JOINT VENTURE
In July 2025, the Company entered into the ENPP1 Purchase Agreement to sell its interest in REV102, an ENPP1 inhibitor in preclinical development for the treatment of patients with HPP, to Buyer (a subsidiary of its joint venture partner Recursion). In connection with the JV Sale, the Company received compensation in the form of Recursion common stock (which is a non-cash investing activity). The Company subsequently sold the Recursion common stock for cash proceeds of $20.0 million in the third quarter of 2025 which included $7.5 million from an upfront payment and $12.5 million from a milestone payment related to the initiation of additional preclinical studies. The Company is eligible to receive a $5.0 million milestone cash payment in connection with the initiation of dosing in a Phase 1 clinical study, as defined in the ENPP1 Purchase Agreement and low single-digit royalties on all future net sales by Recursion of products comprising or incorporating certain compounds developed by RE Ventures I, LLC, a limited liability company (“REV-I”). The Company may also be eligible to receive certain payments in the event of Recursion’s sale of the REV102 program.
The Company evaluated the JV Sale under ASC 860, Transfers and Servicing of Financial Assets (“ASC 860”). Based on the Company’s evaluation of the JV Sale under ASC 860, the Company recognized a gain from the sale of its equity interests in REV102 of $22.4 million, based on the excess of the total net consideration allocated to the sale of the Company’s equity interests (based on relative fair value) of $23.0 million over the carrying value of the equity interests sold of $0.6 million. The total net consideration of $23.0 million included cash received of $20.0 million, plus an estimated $3.0 million representing the fair value of the future milestone payments and future royalties.
The contingent consideration was initially measured at fair value using a probability based present value model of the risk-adjusted estimated cash flows, with a discount rate of 15.4%. This valuation model relied on significant unobservable inputs (level 3 inputs) based on management’s estimates, which were informed by external data, judgment, and forecasts. Key assumptions included the probability of achieving the milestone and royalties, timing of cash flows, discount rate, and forecasted net revenues. The fair value of the contingent consideration is a non-recurring fair value measurement and is recorded as other assets and other assets, non-current on the Company's condensed consolidated balance sheets and as gain on sale of joint venture and other income within the Company's condensed consolidated statements of operations and comprehensive income (loss).
Prior to the JV Sale, the Company, through one of its wholly-owned subsidiaries, had a 50% interest of the joint venture entity, REV-I. For the three months ended September 30, 2025 the Company did not fund REV-I due to the JV Sale. For the three months ended September 30, 2024 the Company funded $0.5 million, associated with the Company's commitment and its share of REV-I development costs. For the nine months ended September 30, 2025 and 2024, the Company funded $1.5 million and $2.0 million, respectively, associated with the Company's commitment and its share of REV-I development costs. The Company did not provide any additional financial support outside of capital contributions to REV-I during the three and nine months ended September 30, 2025 and 2024. However, in connection with the joint venture, the Company provided certain scientific and finance and accounting related support which was reimbursed by REV-I to the Company and is included in other income on the condensed consolidated statements of operations and comprehensive income (loss). For the three months ended September 30, 2025 the Company did not provide such support due to the JV Sale. For the three months ended September 30, 2024, the Company recorded $0.3 million related to such support. For the nine months ended September 30, 2025 and 2024 the Company recorded $0.3 million and $0.6 million, respectively, related to such support. Prior to the JV Sale, the Company held a 50% interest in the joint venture and based on management’s analysis, the Company was not the primary beneficiary of REV-I and accordingly, the entity was not consolidated in the Company's condensed consolidated financial statements.
For the three months ended September 30, 2025 the Company did not have allocable share or REV-I losses due to the JV Sale. For the three months ended September 30, 2024, the Company recorded its allocable share of REV-I's losses which totaled of $0.6 million. For the nine months ended September 30, 2025 and 2024 the Company recorded its allocable share of losses which totaled $0.9 million and $1.8 million, respectively. These losses were recorded as a loss on investment in joint venture within the condensed consolidated statements of operations and comprehensive income (loss). After recognition of its share of losses for the period, the carrying value and maximum exposure to risk of the REV-I investment there was no carrying value remaining of the REV-I investment as of September 30, 2025 and December 31, 2024.
7. COMMITMENTS AND CONTINGENCIES

Purchase Commitments — The Company enters contracts in the normal course of business with contract research organizations and other third-party vendors for clinical trials and testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and are cancellable by the Company upon written notice. Payments that may be due upon cancellation consist of payments for services provided or expenses incurred prior to cancellation. As of September 30, 2025 and December 31, 2024, there were no amounts accrued related to termination charges.
8. NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2025 and 2024 was calculated as follows:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(in thousands except share and per share amounts)	2025	2024	2025	2024
Net income (loss)	$16,016	$(11,466)	$(3,126)	$(46,731)
Weighted-average number of common shares outstanding, basic and diluted	45,058,591	44,593,221	44,892,485	43,170,177
Net income (loss) per common share, basic and diluted	$0.36	$(0.26)	$(0.07)	$(1.08)
Basic net income (loss) per share of common stock is based on the weighted-average number of shares of common stock outstanding during the period. Pre-funded warrants to purchase 3,333,388 shares of common stock that were issued in connection with the November 2022 follow-on offering are included in the weighted-average number of common shares outstanding for the three and nine months ended September 30, 2025 and 2024. The weighted average number of common shares outstanding diluted for the three and nine months ended September 30, 2025 and 2024 excludes approximately 6.3 million and 5.8 million stock options and nonvested restricted stock awards and units, respectively, which were not dilutive.
9. SEGMENTS
The Company defines its segments on the basis of the way in which internally reported financial information is regularly reviewed by the chief operating decision maker ("CODM") to analyze financial performance, make decisions, and allocate resources. The Company’s CODM consists of its Chief Executive Officer, Chief Financial

Officer and Chief Medical Officer. The Company manages its operations as a single operating and reportable segment and the measure of segment profit or loss is net income (loss). The CODM uses net loss in the budget and forecasting process and considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources.
The following table summarizes the information about reported segment revenues and significant segment expenses presented on the Company's condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2025	2024	2025	2024
Revenue	$212	$299	$636	$598
Less:
Research and development:
RLYB212	1,213	5,189	5,028	17,668
RLYB116	1,014	(147)	2,907	4,290
Other program candidates	39	429	(29)	1,611
Personnel expenses (including share-based compensation)	1,707	2,572	7,457	9,897
Other expenses	170	197	579	656
Total research and development	4,143	8,240	15,942	34,122
General and administrative, excluding personnel expenses	1,440	1,391	4,437	5,123
General and administrative, personnel expenses (including share-based compensation)	1,554	2,734	6,909	10,241
Other segment items*	(22,941)	(600)	(23,526)	(2,157)
Segment net income (loss)	$16,016	$(11,466)	$(3,126)	$(46,731)

*Other segment items include total other income, net and loss on investment in joint venture.
10. RESTRUCTURING
On May 2, 2025, the Company approved a workforce reduction to focus resources on the Company’s lead program, RLYB116 and its preclinical development programs.
As part of this effort, the Company eliminated approximately 40% of its positions. As a result of these actions, the Company incurred charges of approximately $1.7 million of which $1.2 million was included in research and development expenses and $0.5 million was included in general and administrative expenses, with such amounts reflected in the condensed consolidated statements of operations and comprehensive income (loss). The charges related to the workforce reduction were cash-based expenditures related primarily to severance and benefit payments. The Company recognized all such charges during the second quarter of 2025, with such amounts reflected in the condensed consolidated statements of operations and comprehensive income (loss). The accrued restructuring liability is included in accrued expenses in the condensed consolidated balance sheets as of September 30, 2025.
In February 2024, the Company announced a workforce reduction.
As part of this effort, the Company eliminated approximately 45% of its positions. As a result of these actions, the Company incurred charges of approximately $3.3 million of which $2.0 million was included in research and development expenses and $1.3 million was included in general and administrative expenses, with such amounts reflected in the condensed consolidated statements of operations and comprehensive income (loss). The charges related to the workforce reduction were cash-based expenditures related primarily to severance and benefit payments. The Company recognized all such charges during the first quarter of 2024, with such amounts reflected in the condensed consolidated statements of operations and comprehensive income (loss). The accrued restructuring liability is included in accrued expenses in the condensed consolidated balance sheets as of September 30, 2025.
Substantially all restructuring payments are expected to be completed by June 2026.
The following table summarizes the restructuring accrual activity as of September 30, 2025:

(in thousands)	SEPTEMBER 30, 2025
Beginning accrued severance as of December 31, 2024	$203
Severance incurred during the period	1,706
Severance paid and adjustments made during the period	(722)
Ending accrued severance as of September 30, 2025	$1,187
11. COLLABORATION AND LICENSE AGREEMENTS`
In April 2024, the Company entered into a two-year collaboration agreement (the "J&J Collaboration Agreement"), with Johnson & Johnson through its wholly-owned subsidiary, Momenta Pharmaceuticals, Inc. (“J&J”) to facilitate the advancement of research into products to address unmet needs relating to FNAIT.
In April 2025, the Company announced that RLYB212 Phase 2 PK results did not achieve target concentrations, including the minimum target concentration required for efficacy, and that the Company would discontinue its RLYB212 program for the prevention of FNAIT. The Company will continue to follow any previously screened Phase 2 participant who was also eligible to enroll in the multinational FNAIT natural history study, in accordance with the study's protocol.
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
The Company recognized revenue of $0.2 million and $0.6 million during the three and nine months ended September 30, 2025, respectively, and $0.3 million and $0.6 million during the three and nine months ended September 30, 2024, respectively, related to data collection and data submission with the identified performance obligations, and the premium and discount allocated to revenue from the sale of the common stock to JJDC. The remaining revenue is included in deferred revenue on the Company's condensed consolidated balance sheets as of September 30, 2025, and will be recognized as the performance obligations are satisfied.
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
Our Business
We are a clinical-stage biotechnology company comprised of experienced biopharma industry leaders with extensive research, development, and rare disease expertise with a mission to develop and commercialize life-transforming therapies for patients with severe and rare diseases. Our lead program, RLYB116, is a differentiated complement component 5 (“C5”) inhibitor with the potential to treat diseases of complement dysregulation. In addition, RLYB332, a long-acting matriptase-2 ("MTP-2") antibody for the treatment of diseases of iron overload is currently in preclinical development. In the second quarter of 2025, we initiated a confirmatory pharmacokinetic ("PK") and pharmacodynamic ("PD") study of RLYB116 in healthy volunteers and expects to report data in the fourth quarter of 2025. In April 2025, we announced the discontinuation of our RLYB212 program for the prevention of fetal and neonatal alloimmune thrombocytopenia ("FNAIT") based on PK data from the Phase 2 clinical trial that demonstrated an inability of the RLYB212 dose regimen to achieve predicted target concentrations, as well as the minimum target concentration required for efficacy. In July 2025, we entered into a Membership Interest Purchase Agreement (the “ENPP1 Purchase Agreement”) with Recursion Pharmaceuticals, Inc. (“Recursion”) Exscientia Ventures I, Inc., an indirect wholly-owned subsidiary of Recursion (“Buyer”) and Rallybio IPB, LLC, a wholly-owned subsidiary of Rallybio Corporation to sell our interest in REV102, an Ectonucleotide Pyrophosphatase/ Phosphodiesterase 1 ("ENPP1") inhibitor in preclinical development for the treatment of patients with hypophosphatasia ("HPP"), to Buyer (a subsidiary of our joint venture partner Recursion) (the "JV Sale"). In connection with the JV Sale, we received a total of $20.0 million in the third quarter of 2025 including $7.5 million from an upfront payment and $12.5 million from a milestone payment related to the initiation of additional preclinical studies. We are eligible to receive a $5.0 million milestone payment in connection with the initiation of dosing in a Phase 1 clinical study, as defined in the ENPP1 Purchase Agreement and low single-digit royalties on all future net sales by Recursion of products comprising or incorporating certain compounds developed by RE Ventures I, LLC ("REV-I"). We may also be eligible to receive certain payments in the event of Recursion’s sale of the REV102 program.

Complement Dysregulation
RLYB116 is a novel, potentially long-acting, subcutaneously injected inhibitor of C5 in development for the treatment of patients with complement-related diseases. We intend to initially focus on two hematologic conditions with significant unmet need including: immune platelet transfusion refractoriness ("PTR") and refractory antiphospholipid syndrome ("APS"). Patients suffering from these potentially life-threatening conditions have no approved or effective therapeutic options and together these indications represent a combined market opportunity of $5 billion. Based on the literature, which includes data from investigator initiated trials, we believe C5 inhibition could play an important role in the treatment of both of these conditions.

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

We initiated a RLYB116 confirmatory clinical PK/PD trial in the second quarter of 2025, which is designed to demonstrate improved tolerability as well as complete and sustained complement inhibition. This single-blind MAD trial will evaluate a 4-week treatment duration and 10 weeks of post-treatment follow-up that includes two cohorts of eight participants each. We have completed the dosing of Cohort 1 (150 mg weekly dosing) and the PK/PD profile is consistent with our predictions based on the previous Phase 1 study. More importantly, we have observed a significantly cleaner safety profile and believe the improved tolerability is due to the manufacturing enhancements we implemented. We have initiated dosing for Cohort 2 (300 mg weekly dosing) and anticipate reporting top-line data from this trial in the fourth quarter of 2025.

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

FNAIT Program
In April 2025, we announced the discontinuation of its FNAIT program and its RLYB212 Phase 2 dose confirmation trial. The single-arm Phase 2 dose confirmation trial was designed to assess the PK and safety of RLYB212 in pregnant women at higher risk for HPA-1a alloimmunization and FNAIT. Secondary objectives included the assessment of pregnancy and neonatal/infant outcomes, and the occurrence of emergent HPA-1a alloimmunization. Second trimester PK results from the sentinel participant demonstrated an inability of RLYB212 to achieve predicted target concentrations of 6 ng/mL to 10 ng/mL, as well as the minimum target concentration required for efficacy of 3 ng/mL, with values near or below the assay’s lower limit of quantitation. Dose adjustment is not deemed feasible given that PK levels are meaningfully outside the predicted range and the absence of empiric data to inform an adjustment. No further enrollment in the trial is planned and screening of participants has been stopped. We will continue safety follow-up of the sentinel participant as specified in the trial's protocol.

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
In April 2024, we entered into a securities purchase agreement (the "JJDC Securities Purchase Agreement") with Johnson & Johnson Innovation – JJDC, Inc. ("JJDC"), pursuant to which we sold to JJDC, in an unregistered offering, 3,636,363 shares of our common stock at a price of $1.82 per share, which represented a 10% premium on our closing stock price on April 9, 2024, for aggregate gross proceeds of approximately $6.6 million, before deducting offering expenses. We agreed, among other things, to file with the Securities and Exchange Commission (the "SEC") a registration statement covering the resale of the shares, which we filed on May 10, 2024.
In July 2025, we announced that we had entered into the ENPP1 Purchase Agreement to sell our interest in REV102, an ENPP1 inhibitor in preclinical development for the treatment of patients with HPP, to Buyer (a subsidiary of our joint venture partner Recursion). In connection with the JV Sale, we received a total of $20.0 million in the third quarter of 2025 including $7.5 million from an upfront payment and $12.5 million from a milestone payment related to the initiation of additional preclinical studies. We are eligible to receive a $5.0 million milestone cash payment in connection with the initiation of dosing in a Phase 1 clinical study, as defined in the ENPP1 Purchase Agreement and low single-digit royalties on all future net sales by Recursion of products comprising or incorporating certain compounds developed by REV-I. We may also be eligible to receive certain payments in the event of Recursion’s sale of the REV102 program.
As of September 30, 2025, we had cash, cash equivalents and marketable securities of $59.3 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through 2027. This estimate and our expectation to advance the preclinical and clinical development of RLYB116 and any other product candidates are based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, or our clinical trials may be more expensive, time consuming or difficult to design or implement than we currently anticipate. See “—Liquidity and Capital Resources.”
We have incurred significant operating losses since inception, including net losses of $11.5 million and $46.7 million for the three and nine months ended September 30, 2024, respectively. In connection with the JV Sale, we received a total of $20.0 million in the third quarter of 2025 which resulted in net income of $16.0 million for the three months ended September 30, 2025 and a net loss of $3.1 million for the nine months ended September 30, 2025. As of September 30, 2025, we had an accumulated deficit of $296.1 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We have not commercialized any products and have never generated revenue from the commercialization of any product. We expect to incur significant additional operating losses in the foreseeable future as we advance our programs through preclinical and clinical development, expand our research and development activities, acquire and develop new product candidates, complete preclinical studies and clinical trials, finance our business development strategy, seek regulatory approval for the commercialization of our product candidates and commercialize our products, if approved. Our expenses will increase substantially over time if and as we:
▪plan for and conduct any future clinical trials for RLYB116 and any of our other product candidates;
▪seek regulatory approvals for RLYB116 and any other product candidates;
▪advance discovery and preclinical development activities for our product candidates;
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
We determined there were performance obligations as follows:

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
Total Other Income, Net
Total other income, net, includes interest income earned on cash, cash equivalents and marketable securities, and income and expense items, including income related to the proceeds from the JV Sale.
Loss on Investment in Joint Venture
We recognize the pro-rata share of losses in the joint venture with Recursion (as successor in interest to Exscientia) on the condensed consolidated statements of operations and comprehensive income (loss) within the loss on investment in joint venture line item, with a corresponding change to the joint venture investment asset on the condensed consolidated balance sheets for equity method investments for which we do not have a controlling interest in. In July 2025, we sold our interest in REV102 to Recursion.

Comparison of the Three Months Ended September 30, 2025 and 2024
The following table summarizes our results of operations:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2025	2024	CHANGE
Revenue:
Collaboration and license revenue	$212	$299	$(87)
Total revenue	212	299	(87)
Operating expenses:
Research and development	4,143	8,240	(4,097)
General and administrative	2,994	4,125	(1,131)
Total operating expenses	7,137	12,365	(5,228)
Loss from operations	(6,925)	(12,066)	5,141
Total other income, net	22,941	1,237	21,704
Gain (loss) before equity in losses of joint venture	16,016	(10,829)	26,845
Loss on investment in joint venture	—	637	(637)
Net income (loss)	$16,016	$(11,466)	$27,482
Revenue
Collaboration and license revenue was $0.2 million for the three months ended September 30, 2025, compared to $0.3 million for the three months ended September 30, 2024.
Operating Expenses
Research and Development Expenses
The following table summarizes our research and development costs for each of the periods presented:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2025	2024	CHANGE
Direct research and development by program
RLYB212	$1,213	$5,189	$(3,976)
RLYB116	1,014	(147)	1,161
Other program candidates	39	429	(390)
Other unallocated research and development costs
Personnel expenses (including share-based compensation)	1,707	2,572	(865)
Other expenses	170	197	(27)
Total research and development expenses	$4,143	$8,240	$(4,097)
Research and development expenses were $4.1 million for the three months ended September 30, 2025, compared to $8.2 million for the three months ended September 30, 2024. The decrease of $4.1 million in 2025 as compared to 2024 was primarily due to:
▪a $4.0 million decrease in RLYB212 development costs, primarily related to a decrease in clinical development costs and other related development costs as a result of our discontinuation of the FNAIT program in April 2025;
▪a $0.4 million decrease in costs related to the development of other program candidates, primarily related to RLYB332 manufacturing costs; and

▪a $0.9 million decrease in payroll and personnel-related expenses, primarily due to lower ongoing headcount during the three months ended September 30, 2025 as compared to the same period in 2024.
This decrease was partially offset by:
▪a $1.2 million increase in RLYB116 development costs, primarily related to an increase in clinical development costs and other related development costs.
General and Administrative Expenses
General and administrative expenses were $3.0 million for the three months ended September 30, 2025, compared to $4.1 million for the three months ended September 30, 2024. The decrease of $1.1 million in 2025 as compared to 2024 was primarily due to:
▪a $1.2 million decrease in payroll and personnel-related expenses, primarily due to lower ongoing headcount during the three months ended September 30, 2025 as compared to the same period in 2024.
Total Other Income, Net
Total other income, net, for the three months ended September 30, 2025 was $22.9 million compared to $1.2 million for the three months ended September 30, 2024. The increase in total other income of $21.7 million was primarily related to an increase in other income related to the JV Sale; offset by a decrease in interest income from marketable securities due to a lower excess cash balance.
Loss On Investment In Joint Venture
Loss on investment in joint venture was $0.6 million for the three months ended September 30, 2024. In July 2025, we sold our interest in REV102 to Recursion which resulted in no loss on investment in joint venture for the three months ended September 30, 2025.

Comparison of the Nine Months Ended September 30, 2025 and 2024
The following table summarizes our results of operations:

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2025	2024	CHANGE
Revenue:
Collaboration and license revenue	$636	$598	$38
Total revenue	636	598	38
Operating expenses:
Research and development	15,942	34,122	(18,180)
General and administrative	11,346	15,364	(4,018)
Total operating expenses	27,288	49,486	(22,198)
Loss from operations	(26,652)	(48,888)	22,236
Total other income, net	24,400	3,966	20,434
Loss before equity in losses of joint venture	(2,252)	(44,922)	42,670
Loss on investment in joint venture	874	1,809	(935)
Net loss	$(3,126)	$(46,731)	$43,605
Revenue
Collaboration and license revenue was $0.6 million for both the nine months ended September 30, 2025 and 2024.
Operating Expenses
Research and Development Expenses
The following table summarizes our research and development costs for each of the periods presented:

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2025	2024	CHANGE
Direct research and development by program
RLYB212	$5,028	$17,668	$(12,640)
RLYB116	2,907	4,290	(1,383)
Other program candidates	(29)	1,611	(1,640)
Other unallocated research and development costs
Personnel expenses (including share-based compensation)	7,457	9,897	(2,440)
Other expenses	579	656	(77)
Total research and development expenses	$15,942	$34,122	$(18,180)
Research and development expenses were $15.9 million for the nine months ended September 30, 2025, compared to $34.1 million for the nine months ended September 30, 2024. The decrease of $18.2 million in 2025 as compared to 2024 was primarily due to:
▪a $12.6 million decrease in RLYB212 development costs, primarily related to a decrease in clinical development costs, manufacturing costs and other related development costs;
▪a $1.4 million decrease in RLYB116 development costs, primarily related to a decrease in manufacturing and other related development costs; offset by an increase in clinical development costs;
▪a $1.6 million decrease in costs related to the development of other program candidates, primarily related to manufacturing and preclinical costs for RLYB332; and

▪a $2.4 million decrease in payroll and personnel-related expenses, primarily related to lower ongoing headcount during the nine months ended September 30, 2025 as compared to the same period in 2024; offset by an increase in payroll and personnel-related expenses due to the severance expense recognized in the second quarter of 2025 in connection with the workforce reduction, effective May 2, 2025.
General and Administrative Expenses
General and administrative expenses were $11.3 million for the nine months ended September 30, 2025, compared to $15.4 million for the nine months ended September 30, 2024. The decrease of $4.0 million in 2025 as compared to 2024 was primarily due to:
▪a $3.3 million decrease in payroll and personnel-related expenses, primarily related to lower ongoing headcount during the nine months ended September 30, 2025 as compared to the same period in 2024; offset by an increase in payroll and personnel-related expenses due to severance expense recognized in the second quarter of 2025 in connection with the workforce reduction, effective May 2, 2025; and
▪a $0.7 million decrease primarily related to professional fees and other related general and administrative expenses.
Total Other Income, Net
Total other income, net, for the nine months ended September 30, 2025 was $24.4 million compared to $4.0 million for the nine months ended September 30, 2024. The increase in total other income of $20.4 million was primarily related to an increase in other income related to the JV Sale; offset by a decrease in interest income from marketable securities due to a lower excess cash balance.
Loss On Investment In Joint Venture
Loss on investment in joint venture for the nine months ended September 30, 2025 was $0.9 million compared to $1.8 million for the nine months ended September 30, 2024. The change was primarily due to the sale of our interest in REV102 in July 2025.

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
In August 2022, we filed a Registration Statement on Form S-3 (the “Shelf”) with the SEC in relation to the registration and potential future issuance of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $300.0 million. The Shelf was declared effective on August 15, 2022. Pursuant to General Instruction I.B.6 to Form S-3 (“Instruction I.B.6”), a company with a public float of less than $75.0 million measured at certain time periods may not issue securities under Registration Statements on Form S-3 in excess of one-third of its public float in a 12-month period. We are subject to the limitations of Instruction I.B.6, which may limit the amount of funds we can raise using the Shelf or any other Registration Statement on Form S-3. In connection with the Shelf, we also simultaneously entered into a Sales Agreement with TD Securities (USA) LLC (f/k/a Cowen and Company, LLC) ("TD Cowen"), which was amended on March 13, 2025 (as amended, the "Sales Agreement"). In accordance with the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $9.55 million from time to time at prices through TD Cowen acting as our agent. Pursuant to the Sales Agreement, sales of our common stock, if any, will be made in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the "Securities Act"). Under the Sales Agreement, TD Cowen will be entitled to compensation equal to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. As of September 30, 2025, we had not sold any shares of common stock pursuant to the Sales Agreement.

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
In April 2024, we entered into the JJDC Securities Purchase Agreement, pursuant to which we sold to JJDC in an unregistered offering, 3,636,363 shares of our common stock at a price of $1.82 per share, which represented a 10% premium on our closing stock price on April 9, 2024, for aggregate gross proceeds of approximately $6.6 million, before deducting offering expenses. We agreed, among other things, to file with the SEC a registration statement covering the resale of the shares within 120 days following the closing of the offering. We filed this registration statement on May 10, 2024.
In July 2025, we announced that we had entered into the ENPP1 Purchase Agreement to sell our interest in REV102, an ENPP1 inhibitor in preclinical development for the treatment of patients with HPP, to Buyer (a subsidiary of our joint venture partner, Recursion). In connection with the JV Sale, we received a total of $20.0 million in the third quarter of 2025 including $7.5 million from an upfront payment and $12.5 million from a milestone payment related to the initiation of additional preclinical studies. We are eligible to receive a $5.0 million milestone cash payment in connection with the initiation of dosing in a Phase 1 clinical study, as defined in the ENPP1 Purchase Agreement and low single-digit royalties on all future net sales by Recursion of products comprising or incorporating certain compounds developed by REV-I. We may also be eligible to receive certain payments in the event of Recursion’s sale of the REV102 program.
As of September 30, 2025, we had $59.3 million of cash, cash equivalents and marketable securities.
Uses of Liquidity
We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years. See "Contractual Obligations" below.
Funding Requirements
We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through 2027. This estimate and our expectation to advance the development of RLYB116 and any other product candidates are based on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect, or our clinical trials may be more expensive, time consuming or difficult to design or implement than we currently anticipate. We expect to incur significant expenses and operating losses in the foreseeable future as we advance our product candidates through clinical development, seek regulatory approval and pursue commercialization of any approved product candidates.
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

Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(25,134)	$(39,420)
Net cash provided by investing activities	43,343	35,065
Net cash provided by financing activities	10	5,181
Net increase in cash and cash equivalents	$18,219	$826
Operating Activities
During the nine months ended September 30, 2025, net cash used in operating activities was $25.1 million as compared to $39.4 million for the nine months ended September 30, 2024. The decrease in net cash used in operating activities for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily related to a decrease in research and development and general and administrative activities, in addition to changes in working capital.
Investing Activities
Net cash provided by investing activities was $43.3 million for the nine months ended September 30, 2025 as compared to $35.1 million of net cash provided by investing activities for the nine months ended September 30, 2024. The increase of $8.3 million in net cash provided by investing activities was primarily related to proceeds of $35.5 million from maturities of highly-rated debt securities, in addition to an increase of $18.5 million primarily related to the JV Sale, partially offset by purchases of highly-rated debt securities of $10.6 million during the nine months ended September 30, 2025, as compared to proceeds from maturities of highly-rated debt securities of $68.7 million, partially offset by purchases of highly-rated debt securities of $31.6 million during the nine months ended September 30, 2024.
Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2025 was $10 thousand, representing proceeds from the issuance of common stock under the stock purchase plan. Net cash provided by financing activities during the nine months ended September 30, 2024 was $5.2 million, representing proceeds from the issuance of common stock pursuant to the JJDC Securities Purchase Agreement, after deducting offering costs and accounting for the total consideration allocation related to the J&J Collaboration Agreement of $1.2 million.
Contractual Obligations
There have been no other material changes in our contractual obligations and commitments during the nine months ended September 30, 2025 from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.
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
Off-Balance Sheet Arrangements
As of September 30, 2025 and December 31, 2024, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are not required to provide the information under this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (the "SEC") rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We are a clinical-stage biotechnology company with a limited operating history. As a result, we are not profitable and we have incurred significant operating losses since inception, including net losses of $11.5 million and $46.7 million for the three and nine months ended September 30, 2024, respectively. In connection with the JV Sale, we received a total of $20.0 million in the third quarter of 2025 which resulted in net income of $16.0 million for the three months ended September 30, 2025 and a net loss of $3.1 million for the nine months ended September 30, 2025. As of September 30, 2025, we had an accumulated deficit of $296.1 million. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to gain regulatory approval and become commercially viable. Since inception, we have devoted substantially all of our resources to raising capital, conducting discovery and research activities, acquiring product candidates, establishing and protecting our intellectual property, preparing for and conducting clinical trials, and establishing arrangements with third parties for the manufacture of our product candidates. We do not have any product candidates approved for sale and have not generated any revenue from product sales.
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

Based upon our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of September 30, 2025, will be sufficient to fund our operating expenses and capital expenditure requirements through 2027. This estimate and our expectation to advance the preclinical and clinical development of RLYB116 and any other product candidates are based on assumptions that may prove to be wrong, or we may be subject to changing circumstances. We could exhaust our available capital resources sooner than we expect. Our business is subject to numerous risks and uncertainties, and we may be unable to accurately estimate the actual amount of funds we will require for development and commercialization of our product candidates. Our future capital requirements, both near and long-term, will depend on many factors, including, but not limited to:

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
Our lead program, RLYB116, is in early-stage clinical development and we do not currently have any products that generate revenues or any other sources of revenue. To date, we have invested a significant portion of our efforts and financial resources in the development of RLYB212 and RLYB116. Our future success is substantially dependent on our ability to successfully complete preclinical and clinical development for, obtain marketing approval for, and successfully commercialize, RLYB116 and our other product candidates, which may never occur. None of our product candidates are approved for commercial sale and we may never be able to develop a marketable product.

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
As of September 30, 2025, we had 15 full-time employees, upon whom we rely for various administrative, research and development, business development and other support services shared among our subsidiaries. The size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support the operations of all of our subsidiaries, including their research and development activities, the management of financial, accounting, and reporting matters, and the oversight of our third-party vendors and partners. If our centralized team or our third-party vendors and partners performing such functions fail to provide adequate administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.

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

Our failure to meet the listing standards of the Nasdaq Stock Market LLC, ("Nasdaq"), could result in the delisting of our common stock. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations and to continue to operate as a going concern would be substantially impaired.

On February 24, 2025, we received a deficiency notice (the “Notice”), from the Listing Qualifications Staff (the “Staff of Nasdaq”), notifying us that, for the prior 30 consecutive business days, the bid price of our common stock had closed below $1.00 per share, thereby failing to satisfy the minimum closing bid price requirement set forth in the continued listing requirements of Nasdaq Listing Rule 5450(a)(1), (the “Bid Price Requirement”). The Notice had no immediate effect on the listing of our common stock on the Nasdaq Global Select Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days, or until August 25, 2025, (the “Compliance Date”), to regain compliance with the Bid Price Requirement by having shares of our common stock maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days before the Compliance Date.

As we had not regained compliance with the Bid Price Requirement by the Compliance Date, we filed an application to transfer the listing of our Common Stock from the Nasdaq Global Select Market to the Nasdaq Capital Market. On August 26, 2025, we received approval from the Staff of Nasdaq to transfer the listing of our common stock from the Nasdaq Global Select Market to the Nasdaq Capital Market, (the “Approval”). Our common stock was transferred to the Nasdaq Capital Market effective as of the opening of business on August 29, 2025 and has continued to trade under the symbol “RLYB.” The Nasdaq Capital Market operates in substantially the same manner as the Nasdaq Global Select Market, and listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements. As a result of the Approval, we were granted an additional 180-day grace period, or until February 23, 2026, (the “Second Compliance Date”), to regain compliance with the Bid Price Requirement.

There can be no assurance that we will continue to meet the Bid Price Requirement, or any other Nasdaq continued listing requirements, in the future. If we fail to meet any of these requirements, including the Bid Price Requirement, Nasdaq may again notify us that we have failed to meet the minimum listing requirements and initiate the delisting process. If our common stock were delisted from Nasdaq, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board, but there can be no assurance that our common stock will be eligible for trading on such alternative exchange or market. Additionally, if our common stock were delisted from Nasdaq, the liquidity of our common stock would be adversely affected, the market price of our common stock could decrease, our ability to obtain sufficient additional capital to fund our operations and to continue to operate as a going concern would be substantially impaired and transactions in our common stock could lose federal preemption of state securities laws. Furthermore, there could also be a further reduction in our coverage by securities analysts and the news media and broker-dealers may be deterred from making a market in or otherwise seeking or generating interest in our common stock, which could cause the price of our common stock to decline further. Moreover, delisting may also negatively affect our collaborators’, vendors’, suppliers’ and employees’ confidence in us and employee morale.

The market price of our common stock may be volatile, which could result in substantial losses for investors.
Shares of our common stock were offered in our IPO in July 2021 at a price of $13.00 per share and between the date of our IPO and October 31, 2025, the closing price per share of our common stock has ranged from as low as $0.25 to as high as $23.40. Some of the factors that may cause the market price of our common stock to fluctuate include:

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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of October 31, 2025, we have 42,243,774 shares of common stock outstanding. All of these shares may be resold in the public market immediately, unless held by our affiliates who are subject to volume limitations under Rule 144. As of October 31, 2025, we also have pre-funded warrants to purchase up to an aggregate of 3,333,388 shares of common stock outstanding. We may not effect the exercise of any pre-funded warrant, and a holder will not be entitled to exercise any portion of any pre-funded warrant if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election upon 61 days’ notice to us subject to the terms of such pre-funded warrants, provided that such percentage may in no event exceed 19.99%.

Moreover, as of September 30, 2025, certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. On May 9, 2023, we registered an aggregate of 12,351,600 shares of common stock held by holders with registration rights, for resale, pursuant to a registration statement on Form S-3. In addition, we have entered into the Sales Agreement with TD Cowen to offer and sell shares of our common stock having an aggregate offering price of up to $100,000,000, from time to time, through an at-the-market offering program. We also registered an aggregate of 13,896,753 shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Insiders have substantial influence over us, which could limit your ability to affect the outcome of key transactions, including a change of control.

Our directors and executive officers and their affiliates beneficially own shares representing approximately 25% of our outstanding common stock as of October 31, 2025. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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
As a public company, we have incurred, and particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Capital Market, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance, and other personnel in connection with our efforts to comply with the requirements of being, a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We are currently evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)
Except as disclosed in our previously filed current reports on Form 8-K, the Company has not issued equity securities of the Company on an unregistered basis during the quarter ended September 30, 2025.

Item 5. Other Information
Director and Officer Trading Arrangements
During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act, as amended) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1*+	Membership Interest Purchase Agreement, dated July 8, 2025, by and among Recursion Pharmaceuticals, Inc., Exscientia Ventures I, Inc., Rallybio Corporation and Rallybio IPB, LLC.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

RALLYBIO CORPORATION

Date: November 6, 2025	By:	/s/ Stephen Uden
Stephen Uden, M.D.
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Jonathan I. Lieber
Jonathan I. Lieber
Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)