Form 10-K
period 2025-12-31
Rallybio Corp
filed 2026-03-16
CIK 1739410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
FORM 10-K
____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by checkmark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒
The aggregate market value of the registrant's voting common stock held by non-affiliates as of June 30, 2025 was approximately $10.6 million, based on the closing price of the registrant’s common stock as reported by Nasdaq on that date.
The number of shares of Registrant’s common stock outstanding as of March 6, 2026 was 5,289,675.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:

•our proposed Merger (as defined below) with Candid Therapeutics, Inc, a Delaware corporation ("Candid") and any potential benefits of the merger;

•the initiation, timing, progress, results, and cost of our research and development programs, and our current and future preclinical and clinical studies, including statements regarding timing of initiation and completion of our clinical trials for RLYB116, and related preparatory work, and the period during which the results of the trials will become available;

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

i

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

Risk Factor Summary
Our business is subject to a number of risks that are discussed more fully in the “Risk Factors” section of this Annual Report on Form 10-K. These risks include the following:

•Failure to complete, or delays in completing, the proposed Merger with Candid could materially and adversely affect our results of operations, business, financial results and/or stock price;

•The Merger may be completed even though a material adverse effect may result from the announcement of the Merger, industry-wide changes and/or other causes;

•Our stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger;

•We have incurred significant losses since our inception and anticipate that, if we continue to progress the development of our product candidates, we will continue to incur losses in the foreseeable future. We have not commercialized any products and have never generated revenue from the commercialization of any product. We are not currently profitable, and we may never achieve or sustain profitability;

•If we continue to progress the development of our product candidates, we will require significant additional capital to fund our operations. If we continue to progress the development of our product candidates and fail to obtain necessary financing, we may not be able to complete the development or commercialization of RLYB116 or any other product candidate. Given our limited resources and access to capital, we may decide to prioritize development of certain product candidates, the choice of which may prove to be wrong and adversely affect our business;

•Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our intellectual property or product candidates;
•Our failure to meet the listing standards of the Nasdaq Stock Market LLC, ("Nasdaq"), could result in the delisting of our common stock. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations and to continue to operate as a going concern would be substantially impaired;

•We are heavily dependent on the success of RLYB116, which is in early-stage clinical development. If we continue to progress the development of our product candidates, and we are not able to develop, obtain marketing approval for, or successfully commercialize our product candidates, or if we experience significant delays in doing so, our business will be materially harmed;

•Preclinical studies and clinical trials are expensive, time consuming and difficult to design and implement, and involve uncertain outcomes. If we continue to progress the development of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of these product candidates;

•Enrollment and retention of patients in rare disease clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control;

•If we continue to progress the development of our product candidates, results of preclinical studies, clinical trials or analyses that we may announce or publish from time to time, may not be indicative of results obtained in later trials, and any interim results we may publish could be different than final results;

•If we continue to progress the development of our product candidates, any product candidates that we develop or the administration thereof, may cause serious adverse events or undesirable side effects, which may halt their clinical development, delay or prevent marketing approval, or, if approved, require them to be taken off the market, include safety warnings, or otherwise limit their sales;

•The marketing approval processes of the U.S. Food and Drug Administration (the "FDA"), the European Medicines Agency (the "EMA"), and comparable foreign regulatory authorities, including the Medicines and Healthcare products Regulatory Agency in the United Kingdom (the “MHRA”), are lengthy, time-consuming, and inherently unpredictable, and if we continue to progress the development of our product candidates and are ultimately unable to obtain marketing approval for RLYB116 or any of our other product candidates, our business will be substantially harmed;

•Our product candidates target rare diseases and conditions, and if we continue to progress the development of our product candidates, the market opportunities for RLYB116 or any of our other product candidates, if approved, may be smaller than we anticipate. We must be able to successfully identify patients and capture a significant market share to achieve profitability and growth;

•We face significant competition from biotechnology and pharmaceutical companies, and if we continue to progress the development of our product candidates, our operating results will suffer if we fail to compete effectively;

•If we continue to progress the development of our product candidates, we may pursue business development transactions and collaborate with third parties for the development and commercialization of our product candidates. We may not succeed in identifying and acquiring businesses or assets, in-licensing intellectual property rights or establishing and maintaining collaborations, which may significantly limit our ability to successfully develop and commercialize our other product candidates, if at all, and these transactions could disrupt our business, cause dilution to our stockholders or reduce our financial resources; and

•If we are unable to obtain, maintain and enforce patent protection for our technology and product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully develop and commercialize our technology and product candidates may be adversely affected which may also impact the value of any potential CVR.

The foregoing is only a summary of some of our risks. For a more detailed discussion of these and other risks you should consider before making an investment in our common stock, see “Risk Factors.”

v

PART I
Item 1. Business.

Overview

We are a clinical-stage biotechnology company comprised of experienced biopharma industry leaders with extensive research, development, and rare disease expertise with a mission to develop and commercialize life-transforming therapies for patients with severe and rare diseases. Our lead program, RLYB116, is a differentiated complement component 5 (“C5”) inhibitor with the potential to treat diseases of complement dysregulation. In addition, RLYB332, a long-acting matriptase-2 ("MTP-2") antibody for the treatment of diseases of iron overload, is currently in preclinical development.

Recent Developments
On March 1, 2026, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Candid, a clinical-stage biotechnology company advancing a leading portfolio of T-cell engager ("TCE") therapeutics for autoimmune diseases, and Farmington Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Rallybio (“Merger Sub”). Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, Merger Sub will be merged with and into Candid, with Candid surviving as a wholly owned subsidiary of Rallybio (the “Merger”). The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

Concurrently with the execution and delivery of the Merger Agreement, certain investors entered into subscription agreements with Candid, pursuant to which such investors have agreed to purchase, immediately prior to the Merger, shares of Candid common stock representing an aggregate commitment of approximately $505.5 million in the concurrent financing (the “Concurrent Financing”). The shares of Candid common stock that are issued in the Concurrent Financing will be or will have the right to be, respectively, converted into shares of Rallybio Common Stock, par value $0.0001 per share ("Rallybio Common Stock), in the Merger.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (a) each then-outstanding share of common stock or preferred stock of Candid (each such share, a “Candid Share”) (excluding any share described in clauses (b) or (c) below and Candid Shares held by stockholders who have exercised and perfected appraisal rights for such shares) will be converted into the right to receive a number of shares of Rallybio Common Stock equal to the Exchange Ratio as set forth in the Merger Agreement (the “Exchange Ratio”), (b) each Candid Share issued in the Concurrent Financing will be converted into the right to receive a number of shares of Rallybio Common Stock equal to the Concurrent Financing Exchange Ratio as set forth in the Merger Agreement (the “Concurrent Financing Exchange Ratio”), (c) any Candid Shares held as treasury shares or held or owned by Rallybio, Merger Sub or any subsidiary of Rallybio or Candid immediately prior to the Effective Time will be canceled and shall cease to exist, and no consideration shall be delivered in exchange therefor. Each then-outstanding option to purchase Candid Shares will be converted into an option to purchase Rallybio Common Stock, based on the Exchange Ratio and subject to adjustment as set forth in the Merger Agreement.

Under the Exchange Ratio and Concurrent Financing Exchange Ratio formulas in the Merger Agreement, immediately after the Closing, on a pro forma basis and based upon the number of shares of Rallybio Common Stock expected to be issued in connection with the Merger, pre-Merger equityholders of Candid (other than investors in the Concurrent Financing) are expected to own approximately 57.55% of the combined company, pre-Merger equityholders of Rallybio are expected to own approximately 3.65% of the combined company and the Investors in the Concurrent Financing are expected to own approximately 38.80% of the combined company (assuming proceeds from the Concurrent Financing of $505.5 million), in each case, calculated on a fully diluted basis, using the treasury stock method, and subject to certain assumptions, including (i) a valuation for Rallybio of $47.5 million (assuming Rallybio has net cash (“Rallybio Net Cash”) of $37.5 million as of the closing of the Merger (the “Closing” and such date, the “Closing Date”)), (ii) a fixed valuation for Candid of $750.0 million, and (iii) the relative capitalization of Rallybio and Candid. The percentage of the combined company that each party’s equity holders will own following the Closing is subject to certain adjustments as described in the Merger Agreement, including the amount of the final Rallybio Net Cash at Closing.

Immediately prior to the Effective Time, Rallybio and a rights agent are expected to enter into a Contingent Value Rights Agreement (the “CVR Agreement”), pursuant to which holders of record of certain Rallybio securities as of the close of business on the last business day prior to the day on which the Effective Time occurs will receive one contingent value right (each, a “CVR”) for each outstanding share of Rallybio Common Stock, prefunded warrant, Rallybio restricted stock unit or In the Money Parent Option (as defined in the CVR Agreement) held as of such date. Pursuant to the CVR Agreement, each CVR holder will be entitled to receive their pro rata share of (i) all of the net proceeds (including cash the value of stock to the extent listed on a national exchange, at the time of disposition), if any, received by Rallybio as a result of payments made to Rallybio of any upfront, milestone, royalty and other payments received under any disposition agreement related to Rallybio’s pre-Merger assets (the “Legacy Assets”), and (ii) all of the cash proceeds, if any, received from Recursion Pharmaceuticals, Inc. ("Recursion") under the Membership Interest Purchase Agreement, dated July 8, 2025, by and among Recursion, Exscientia Ventures I, Inc., Rallybio Corporation and Rallybio IPB, LLC. For a period of one year after the Closing Date, Rallybio will use commercially reasonable efforts to effect the disposition of the Legacy Assets. Such net proceeds will be subject to certain permitted deductions, including for applicable tax payments, certain expenses incurred or other liabilities borne by Rallybio or its affiliates in respect of the Legacy Assets, and losses incurred by Rallybio or its affiliates due to a third-party proceeding in connection with such disposition.

Our Pipeline

As part of the proposed Merger with Candid the programs in Rallybio's pipeline that are illustrated in the chart below will be subject to the CVR described above.

Treatment of Disorders Due to Complement Dysregulation
The complement system plays a central role in innate immunity, as well as shaping adaptive immune response. Dysregulation of the complement pathway has been implicated in the pathogenesis of a growing number of diseases, making it an attractive target for therapeutic intervention. Antibody inhibitors of C5 have been successfully developed to treat diseases caused by complement pathway dysregulation, including paroxysmal nocturnal hemoglobinuria ("PNH"), atypical hemolytic uremic syndrome ("aHUS"), refractory generalized myasthenia gravis ("gMG") and relapsing neuromyelitis optica spectrum disorder ("NMOSD"). Despite the approval of antibody-based C5 inhibitors for patients with these diseases, we believe there remains a significant need in the market for safe, effective, patient-friendly, and accessible therapies.

Our team has a track record of success in designing, developing, and securing marketing approval for C5 complement inhibitors, including Soliris and Ultomiris, for patients around the world with severe and rare complement-mediated diseases. Our most advanced product candidate in this therapeutic area is RLYB116, an innovative, once-weekly, small volume, subcutaneously injected inhibitor of C5, which is a central component of the terminal complement pathway. RLYB116 is an Affibody molecule attached to an albumin binding domain ("ABD") that has the potential to drive the rapid, complete, and sustained inhibition of C5 with a subcutaneous ("SC") injection. We have completed two Phase 1 clinical trials in healthy participants that included the study of RLYB116 as both a single ascending dose (“SAD”) and a multiple ascending dose (“MAD”).

After the first Phase 1 clinical trial, we completed manufacturing process enhancements that were designed to improve the tolerability of RLYB116. In 2025, we completed the confirmatory Phase 1 clinical trial evaluating the pharmacokinetic ("PK") / pharmacodynamic ("PD") properties of RLYB116. The confirmatory trial achieved its two key objectives including: a significant improvement in the tolerability of RLYB116 and demonstration of complete and sustained inhibition of terminal complement. These results support the study of RLYB116 as a potential best-in-class therapeutic for multiple complement mediated diseases.

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

Artificial Intelligence Drug Discovery Collaboration
In July 2019, we formed a joint venture with Exscientia Limited ("Exscientia"), an Oxford, UK-based artificial intelligence ("AI") and machine learning drug discovery company with a proprietary chemical design platform to discover novel small molecule drug candidates. Exscientia was acquired by Recursion in 2024. In July 2025, we entered into a Membership Interest Purchase Agreement (the “ENPP1 Purchase Agreement”) with Recursion Exscientia Ventures I, Inc., an indirect wholly-owned subsidiary of Recursion (“Buyer”) and Rallybio IPB, LLC, a wholly-owned subsidiary of Rallybio Corporation to sell our interest in REV102, an Ectonucleotide Pyrophosphatase/ Phosphodiesterase 1 ("ENPP1") inhibitor in preclinical development for the treatment of patients with hypophosphatasia ("HPP"), to Buyer (a subsidiary of our joint venture partner Recursion) (the "JV Sale"). In connection with the JV Sale, we received a total of $20.0 million in the third quarter of 2025 including $7.5 million from an upfront payment and $12.5 million from a milestone payment related to the initiation of additional preclinical studies. We are eligible to receive a $5.0 million milestone payment in connection with the initiation of dosing in a Phase 1 clinical study, as defined in the ENPP1 Purchase Agreement and low single-digit royalties on all future net sales by Recursion of products comprising or incorporating certain compounds developed by RE Ventures I, LLC ("REV-I"). We may also be eligible to receive certain payments in the event of Recursion’s sale of the REV102 program.

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

Our Strategy

In 2025, the Company made a decision to evaluate strategic alternatives, with a goal of enhancing long term shareholder value that culminated with the signing of the Merger Agreement with Candid, a clinical-stage biotechnology company advancing a leading portfolio of TCE therapeutics for autoimmune diseases on March 1, 2026. In connection with the planned Merger, we have started to take steps to wind down our general and administrative operations that will not be needed after the close of the Merger. We are continuing to move forward with limited research and development operations with a goal of advancing our programs in the near term to maximize the potential value of the CVRs.

Our Product Candidates

RLYB116 for the treatment of disorders due to complement dysregulation

RLYB116 is an inhibitor of complement component C5, a component of the complement pathway which plays a central role in innate immunity as well as shaping adaptive immune response. Dysregulation of the complement pathway has been implicated in the pathogenesis of a growing number of diseases, making it an attractive target for therapeutic intervention. Antibody inhibitors of C5 have been successfully developed to treat diseases caused by immune dysfunction, including PNH, aHUS, refractory gMG and relapsing NMOSD. RLYB116 includes an Affibody molecule, which is an antibody mimetic protein that has a much smaller molecular weight than a traditional antibody and may be easier and less costly to produce. In contrast to most C5-targeted antibody therapeutics that are administered intravenously or via daily injection, RLYB116 has the potential to be administered via an autoinjector as a small volume, once-weekly SC injection.

We view RLYB116 as a potential pipeline-in-a-product for many disease including platelet transfusion refractoriness ("PTR") and antiphospholipid syndrome ("APS"). We believe RLYB116 can address significant unmet needs for patients with these diseases by providing a potential treatment that is more accessible and patient-friendly than existing marketed products, including by reducing the frequency and improving the route of administration.

Based on our team’s experience studying and developing therapies targeting the complement system, we believe there are five important attributes that could support clinical and commercial success in the treatment of a broad range of patients suffering from complement-mediated diseases. These include a mechanism of action targeting terminal complement, the ability to produce rapid, complete and sustained inhibition of C5, a safety profile consistent with C5 antibodies currently approved for therapeutic use, the ability to self-administer the drug less frequently (e.g. once per week) in an easy to use autoinjector, and pricing flexibility to treat a broad range of complement-mediated diseases. Based on the data generated to date and the manufacturing process enhancements completed in 2024, we believe RLYB116 has the potential to demonstrate these attributes as a best-in-class therapeutic, and if so, could have a life-transforming impact on patients.

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

Immune platelet transfusion refractoriness (PTR) disease background
PTR is a condition in which a patient shows poor platelet counts after a platelet transfusion due to an immune-mediated process. It can result from antibodies directed against donor platelet antigens—especially human leukocyte antigen ("HLA") class I antigens, or human platelet antigens ("HPAs"). These antibodies rapidly clear transfused platelets from the circulation, leading to transfusion failure. Immune PTR typically develops after prior antigen exposure, such as through previous transfusions. It is diagnosed by consistently low post-transfusion platelet count in the absence of non-immune causes like sepsis or splenomegaly. We estimate that there are more than 25,000 cases annually in the United States and other major markets.

Current treatments for PTR and their limitations
Management of PTR includes using HLA-matched, crossmatched, or HPA-matched platelets, or attempting to address the underlying immune sensitization. Platelet matching, the current standard of care is expensive, challenging and is often not an option in local settings not directly connected to a major blood center. Controlling the immune response is often expensive and is accompanied by a variety of undesirable side effects.

Potential benefits of our approach
We believe PTR represents an attractive development opportunity for RLYB116 for several reasons. First, there are data from at least one investigator initiated trial showing C5 blockade has a positive impact on post-transfusion platelet counts, providing a sound biological rationale for a C5-targeted intervention. Second, PTR offers the opportunity for early clinical validation using objective endpoints, including impact on post-transfusion platelet counts. And third – and most importantly – we believe that RLYB116 could potentially provide transformative therapeutic impact for unserved and underserved patients with PTR globally.

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

Potential benefits of our approach
We believe APS is an attractive indication to pursue as part of a comprehensive development strategy for two reasons. First, there is significant unmet need in patients with APS given the lack of currently available treatment alternatives and the rapid time to generate initial proof-of-concept data. Second, we believe that RLYB116 has the potential to be an effective treatment for this patient population given published data from prior investigational studies using commercially available complement inhibitors not approved in this therapeutic indication.

The RLYB116 solution:
RLYB116 is an engineered protein that includes an Affibody molecule and an antibody binding domain ("ABD"). We acquired rights to RLYB116 from Swedish Orphan Biovitrum AB (Publ) ("Sobi"). RLYB116 was designed for optimal C5 binding, increased stability, as well as a long half-life in serum. Potential benefits of RLYB116 include:

•Subcutaneous administration. The low molecular weight allows for a higher concentration of active molecules than antibodies in an equivalent volume. This likely enables the delivery of RLYB116 in a patient friendly format such as an autoinjector.
•Efficiency of manufacturing. RLYB116 is expressed in E. coli, providing for a more streamlined and potentially lower cost manufacturing process compared to antibodies or other biologics expressed in mammalian cell culture, which typically require larger scale and longer manufacturing times.
•Less frequent dosing. Linkage of the Affibody domain to an ABD may lengthen the dosing interval of RLYB116 by extending the biological half-life and offer potential dosing benefits to patients. Based on the data generated to date, we believe that RLYB116 will be administered once-weekly.
•Potentially lower risk of treatment conversion. Due to 1:1 binding to C5, there is an expected lack of risk for drug-target-drug complex formation when switching from treatment with an antibody.
•Favorable stability. The Affibody platform provides the possibility of delivering highly stable and soluble therapeutic agents that allow for high-concentration low-volume products.

Affibody Scaffold and RLYB116 Structure

Clinical development of RLYB116
We have completed two Phase 1 clinical trials in healthy participants that included the study of RLYB116 as a SAD and a MAD. After the first Phase 1 clinical trial, we completed manufacturing process enhancements that were designed to improve the tolerability of RLYB116 and enable us to increase the dose.

In 2025, we completed the confirmatory (second) Phase 1 clinical trial evaluating the PK /PD properties of RLYB116 in healthy volunteers. The trial was a single-blind MAD study evaluating a 4-week treatment duration and a 10-week follow-up period. There were eight participants in each of 2 cohorts, six of whom received RLYB116 and two of whom received placebo. The trial is summarized below.

The trial achieved its two key objectives including: a significant improvement in the tolerability of RLYB116 and demonstration of complete and sustained inhibition of terminal complement. We believe the results, which are summarized in the three graphs below, support the study of RLYB116 as a potential best-in-class therapeutic for multiple complement mediated diseases.

Serum RLYB116 Concentration

The PK profile of RLYB116 is highly predictable with low intersubject variability, rapid absorption and long terminal elimination rates.

RLYB116 to C5 Ratio

RLYB116 levels significantly exceed C5 within 12 hours of the first dose and are maintained at ratios of greater than 2:1 with a once-weekly, subcutaneously administered dose of 300mg.

Hemolytic Activity

Most importantly, we observed complete and sustained inhibition of hemolysis in subjects who received the 300mg dose.
Based on market research conducted to date, we believe that an effective, once-weekly, well-tolerated therapy that can be rapidly self-administered with an autoinjector would be an attractive alternative for patients suffering from a wide array of complement mediated diseases.

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

As of March 1, 2026, we owned two patent families relating to the current product candidates in our complement program, RLYB114 and RLYB116, and certain aspects of their use that were acquired from Sobi. These two patent families currently include five granted U.S. patents and one pending U.S. patent application, with granted patents and/or pending patent applications in more than 25 additional countries worldwide. In the United States, Australia, Canada the European Patent Convention contracting states, and Japan, applications in both patent families have been granted and are scheduled to expire between 2033 and 2034, excluding any PTA or PTE. In addition, we filed and own a family of patent applications directed to dosing and administration of RLYB116 that consists of pending patent applications in Australia, Canada, Europe, Japan, the United States and 22 additional countries. Patents issuing in this patent family will have an expiration date in November 2042, excluding any PTA or PTE that may be awarded. We also filed and own nine pending provisional patent applications directed to methods of treatment of various C5-related conditions by administration of RLYB116. We have also non-exclusively in-licensed certain patent rights relating to our current product candidates from Affibody, including patent rights relating to the Affibody molecule technology and Albumod albumin binding molecule technology.

As of March 1, 2026, we exclusively in-licensed from Kymab Limited certain patent rights to the current product candidate in our iron overload program, RLYB332, as well as back-up compounds. Under the exclusive license, we are managing prosecution of a patent family relating to RLYB332 and the back-up compounds. The patent family currently includes pending patent applications in the United States and in more than 20 other countries/regions, including Australia, Brazil, Canada, China, Eurasia, Europe, India, Japan, Mexico, and Saudi Arabia. Patents have been granted in Eurasia, Japan, and Malaysia, and are scheduled to expire in November 2040. In addition, we filed and own a pending International (PCT) patent application family directed to use of RLYB332 for treating pathologies of beta-thalassemia. Further, we have non-exclusively in-licensed from Kymab Limited certain patent rights relating to the development, manufacture, and use of RLYB332 and the back-up compounds.

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

Joint Venture Agreement

In July 2019, we entered into a partnership with Recursion (as successor in interest to Exscientia) and created REV-I, which was jointly owned by Recursion and one of our wholly-owned subsidiaries, each a Member and collectively the Members. The joint venture was formed to initiate early-stage drug discovery of orally available small molecules targeting ENPP1 for the treatment of HPP, and thereafter for the future research, development, manufacture, sale and exploitation of any company-owned technology and compounds, including any resulting compound identified by the steering committee of the joint venture.

In July 2025, we entered into a Membership Interest Purchase Agreement (the “ENPP1 Purchase Agreement”) with Recursion Exscientia Ventures I, Inc., an indirect wholly-owned subsidiary of Recursion (“Buyer”) and Rallybio IPB, LLC, a wholly-owned subsidiary of Rallybio Corporation to sell our interest in REV102, ENPP1 inhibitor in preclinical development for the treatment of patients with HPP, to Buyer (a subsidiary of our joint venture partner Recursion) (the "JV Sale"). In connection with the JV Sale, we received a total of $20.0 million in the third quarter of 2025 including $7.5 million from an upfront payment and $12.5 million from a milestone payment related to the initiation of additional preclinical studies. We are eligible to receive a $5.0 million milestone payment in connection with the initiation of dosing in a Phase 1 clinical study, as defined in the ENPP1 Purchase Agreement and low single-digit royalties on all future net sales by Recursion of products comprising or incorporating certain compounds developed by REV-I. We may also be eligible to receive certain payments in the event of Recursion’s sale of the REV102 program.

AbCellera Collaboration Agreement

In December 2022, the Company entered into a strategic alliance to discover, develop, and commercialize novel antibody-based therapeutics for rare diseases. This multi-year, multi-target collaboration combined AbCellera’s antibody discovery engine with Rallybio’s clinical and commercial expertise in rare diseases to identify optimal clinical candidates and ultimately deliver therapies to patients.

Under the terms of the agreement, AbCellera and Rallybio were planning to co-develop up to five rare disease therapeutic targets, which will be chosen together by both companies. The collaboration was designed to allow Rallybio to add product candidates to its existing pipeline and provide the option for AbCellera to conduct process development and clinical manufacturing activities.

Collaboration Agreement with Johnson & Johnson

In April 2024, through Rallybio IPA, we entered into a collaboration agreement (the “J&J Collaboration Agreement”) with Johnson & Johnson, through its wholly-owned subsidiary, Momenta Pharmaceuticals, Inc. (“J&J”). Under the J&J Collaboration Agreement, the Company and J&J planned to advance therapeutic solutions for pregnant individuals at risk of fetal and neonatal alloimmune thrombocytopenia ("FNAIT"). The Company shared certain aggregated, anonymized data with J&J, collected from the Company’s FNAIT natural history study and the Company’s Phase 2 FNAIT clinical trial. The Company also agreed to disseminate information to its FNAIT study sites related to J&J’s and its affiliates’ research and development of complementary therapeutic approaches aimed at reducing the risk of FNAIT.

Under the terms of the J&J Collaboration Agreement, J&J made an upfront payment of $0.5 million. We were also eligible to receive additional payments upon certain triggers related to both companies' FNAIT studies, however, in connection with our decision in April 2025 to discontinue development of RLYB212, we do not expect any payments regarding the achievement of certain enrollment-related events.

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

Any products to be used in clinical trials and any approved product that we may commercialize will need to be manufactured in facilities, and by processes, that comply with the FDA’s current Good Manufacturing Practice ("cGMP") requirements and comparable requirements of the regulatory agencies of other jurisdictions in which we are seeking approval. We currently employ internal resources to manage our CMOs. We believe that RLYB116 and RLYB332 can be manufactured through reliable and reproducible biologic and chemical processes from readily available starting materials. We believe that our manufacturing processes are amenable to scale-up and will not require unusual or expensive equipment. We expect to continue to develop, on our own or with our collaborators, product candidates that can be produced cost-effectively at contract manufacturing facilities.

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
•satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the drug or biologic and its respective finished product is produced;
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

Post-approval Requirements

Following approval of a new product, the manufacturer and the approved product are subject to pervasive and continuing regulation by the FDA, governing, among other things, monitoring and recordkeeping activities, reporting of adverse experiences with the product and product problems to the FDA, product sampling and distribution, manufacturing and promotion and advertising. Although physicians may prescribe legally available products for unapproved uses or patient populations (i.e., “off-label uses”), manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. The current presidential administration announced in September 2025 that it intends to prioritize enforcement of pharmaceutical advertising requirements.

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

U.S. Patent Term Restoration and Hatch-Waxman Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval for our product candidates, some of our U.S. patents may be eligible for limited PTE under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch Waxman Amendments permit restoration of the patent term up to five years as compensation for patent term lost during the FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date, and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. The patent-term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA plus the time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any PTE or restoration.

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

Biosimilars and Reference Product Exclusivity for Biological Products

In March 2010, the Patient Protection and Affordable Care Act ("ACA") was enacted in the United States and included the Biologics Price Competition and Innovation Act of 2009 (the "BPCIA"). The BPCIA amended the PHSA to create an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. To date, the FDA has approved a number of biosimilars. The FDA approved the first interchangeable biosimilar product in 2021 and has since approved others. The FDA has also issued several guidance documents outlining its approach to reviewing and approving biosimilars and interchangeable biosimilars.

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

Until recently, the EMA and the European Commission ("EC") were responsible for approving new medicines for supply in Northern Ireland according to the Northern Ireland Protocol. From January 1, 2025, in accordance with the “Windsor Framework,” all new medicines for the UK market, including Northern Ireland, will be authorized by the MHRA and UK packaging must carry a clearly legible ‘UK only’ to be allowed onto the UK market. The International Recognition Procedure ("IRP") provides the framework for the MHRA to take into account assessments of medicinal products conducted by trusted regulatory authorities in Australia, Canada, Switzerland, Singapore, Japan, the United States and the EU when assessing applications for marketing authorization.

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

In the EU, clinical trials are primarily regulated by Regulation (EU) No 536/2014 (the “CTR”).

The CTR requires sponsors to submit one clinical trial authorization (“CTA”) application via the Clinical Trials Information System, which will then be reviewed by the competent regulatory agency selected by the sponsor as the reporting Member State to lead the validation and evaluation of the application. If successful, the resulting CTA would cover all EU Member States concerned by the application. However, a concerned Member State may in limited circumstances declare an “opt-out” from an approval and prevent the clinical trial from being conducted in such Member State. In addition to a CTA, sponsors of clinical trials conducted in the EU must also obtain a positive opinion on the clinical trial from a research ethics committee in each Member State where the trial will be conducted.

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

EU regulatory regime contemplates that MAs can be granted either centrally or nationally, albeit through mutual recognition or decentralized procedure, depending on the type of product and the therapeutic indications for which approval is being sought.

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

Conditional Marketing Authorization

In specific circumstances, Regulation (EC) No 726/2004 (as amended) enables applicants to obtain a conditional MA prior to obtaining the comprehensive clinical data required for an application for a full MA. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if (1) the product candidate is intended for the treatment, prevention or medical diagnosis of seriously debilitating or life-threatening diseases; (2) the drug candidate is intended to meet unmet medical needs of patients; (3) a MA may be granted prior to submission of comprehensive clinical data provided that the benefit of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required; (4) the risk-benefit balance of the product candidate is positive, and (5) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data. A conditional MA requires specific obligations to be fulfilled by the MA holder, including obligations with respect to the completion of ongoing or new studies and with respect to the collection of pharmacovigilance data. Conditional MAs are valid for one year, and can be renewed annually, if the risk-benefit balance remains positive, and after a satisfactory re-assessment of benefit: risk balance and progress in fulfilling the specific obligations. Failure to submit the required comprehensive data may result in regulatory action against the conditional marketing authorization, including the possibility of its revocation. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional MA.

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

European Union Regulatory Data Exclusivity

In the EU, new products containing a new active substance are considered as “reference medicinal products,” and accordingly qualify for eight years of data exclusivity and an additional two years of marketing exclusivity upon granting of a MA. The data exclusivity period prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference medicinal product when applying for a generic or biosimilar MA in the EU. The marketing exclusivity period prevents a successful generic or biosimilar MA applicant from commercializing its product in the EU until ten years have elapsed from the initial authorization of the reference medicinal product in the EU. The ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

European Union Orphan Designation and Exclusivity

The criteria for designating an orphan medicinal product in the EU are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if it is intended for the diagnosis, prevention or treatment of a life- threatening or chronically debilitating condition, which either (a) affects not more than five in 10,000 persons in the EU when the application is made, or (b) , without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment. In each case, there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. The term ‘significant benefit’ is defined in Regulation (EC) 847/2000 to mean a clinically relevant advantage or a major contribution to patient care.

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

An equivalent regime is reflected in domestic law in the UK. Under the UK regime, however, orphan designations are not granted and instead a decision is made at the point of MA grant.

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

Periods of Authorization and Renewals

In general, an initial MA is valid for five years and may be renewed on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To this end, the MA holder must provide the EMA or the competent authority with a consolidated version of the file in respect of the medicinal product’s quality, safety and efficacy, including all variations introduced since the MA was granted, at least nine months before the MA ceases to be valid. Once renewed, the MA is generally valid for an unlimited period, unless the EC or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal.

In accordance with the sunset clause, any authorization which is not followed by the actual placing of the drug on the EU market (in case of centralized procedure) or on the market of the authorizing member state (in the case of the national, decentralized and mutual recognition procedures) within three years after the MA is granted will cease to be valid.

The EU is currently revising its general pharmaceutical legislation, known as the ‘Pharma Package’. This initiative is designed to ensure fair access to safe, effective, and affordable medicines throughout the EU. It also aims to boost the competitiveness of the pharmaceutical industry by reducing regulatory burdens and enhancing supply chain security to better prevent and manage shortages.

The legislative process began with the European Commission’s proposal in April 2023, followed by the development of positions by the European Parliament and the Council. Trilogue negotiations concluded with a political agreement in December 2025. The agreed text now awaits formal adoption by both the Parliament and Council, after which it will be published in the Official Journal of the EU.

Key measures include a new exclusivity framework, enhanced incentives for orphan drugs and antibiotics, an expanded Bolar exemption, and a shortened regulatory assessment timeframe. The reforms also introduce stricter controls on product availability and supply shortages. It is anticipated that the new EU pharmaceutical legislation will be fully applicable in 2028, following a two-year transition period.

Additionally, in December 2025, the EC proposed the Biotech Act. This legislation is intended to strengthen the competitiveness of the biotechnology sector and facilitate the development and timely market entry of biotechnology innovations, while maintaining high standards for the protection of human health. The Biotech Act introduces a 12-month extension to the Supplementary Protection Certificate ("SPC") for advanced therapy medicinal products such as gene and cell therapies, and innovative biotech medicines. This extension aims to incentivize EU-based manufacturing and R&D by rewarding novel, highly effective medicines that conduct clinical trials across multiple EU Member States, addressing the time lost in regulatory approval.

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

To be used or sold in the UK, a medicinal product must have a valid MA granted through the national application process. National applications are governed by the Human Medicines Regulations (SI 2012/1916). Applications are made electronically through the MHRA Submissions Portal. The MHRA operates fixed submission and assessment timetables for innovative medicines applications to facilitate consultation with its statutory advisory committee, the Commission on Human Medicines (“CHM”). The MHRA assessment procedure for a MA application involves an initial evaluation, including orphan designation if applicable, and consultation with expert advisory groups as needed. By Day 90, applicants receive a consolidated request for information (“RFI”), which pauses the review clock until a complete response is submitted electronically. Responses are assessed by Day 150, with further RFIs issued for minor issues or a CHM letter for major objections. Each subsequent RFI requires a complete response within three months, and the clock is restarted upon submission. Applicants may make written or oral representations to the CHM if major objections remain. Final compliance checks are conducted once all issues are resolved, and the MHRA issues a grant or refusal letter specifying any conditions and the MA expiry date. The entire assessment process is designed to be completed within 210 calendar days, excluding any procedural clock-stops for additional information or representations. The innovative medicines timetable allows for a positive decision within 150 clock-on days if all issues are resolved following one round of questions. Where there are outstanding issues at Day 150, we will come to a final decision as soon as possible and within 210 clock-on days. The innovative medicines timetable allows for a positive decision within 150 clock-on days if all issues are resolved following one round of questions. Where there are outstanding issues at Day 150, we will come to a final decision as soon as possible and within 210 clock-on days.

In addition, the MHRA 150-day accelerated review is a specialized, fast-track national MA procedure designed for innovative medicines, new active substances, and biosimilars, aiming for a decision in 150 "clock-on" days rather than the standard 210. It requires high-quality applications, typically involving one round of questions and a 60-day cool-down period for responses.

On August 30, 2023, the MHRA published detailed guidance on its recently announced new IRP for MAAs. The IRP applies from January 1, 2024, and replaces existing EU decision reliance procedure. to apply for authorizations from seven international regulators (e.g. Health Canada, Swiss Medic, FDA, EMA, among others). The IRP allows the MHRA to take into account the assessment and decision-making of the ‘Reference Regulators” to perform a targeted assessment of IRP applications but retain the authority to reject applications if the evidence provided is considered insufficiently robust. There exist two recognition timetables for new IRP MAAs: IRP Route A (60 days) and IRP Route B (110 days), both starting from validation. Eligibility is determined via an applicant-completed form six weeks before submission. Recognition A applies to applications with Reference Regulator approval within the past two years, with no clock stop, but may revert to Recognition B if major objections arise. IRP Route B covers Reference Regulator approvals within the past ten years (or exceptionally older) and applies if specific criteria, such as conditional approvals, manufacturing changes, or UK-specific requirements, are met. IRP Route B allows for consultation with the CHM and aligns with CHM dates for new active substances. Applications not eligible for either timetable may be submitted as full national applications if MHRA requirements are met. IRP can be used for post-authorization measures including line extensions, variations, and renewal application.

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

Other U.S. Health Care Laws and Regulations

In the United States, biopharmaceutical manufacturers and their products are subject to extensive regulation at the federal and state level, such as laws intended to prevent fraud and abuse in the healthcare industry, which may constrain their business operations. These laws, some of which will apply only if and when we have an approved product, include:

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
•analogous state laws and regulations, including: state anti-kickback and false claims laws; state laws requiring pharmaceutical companies to comply with specific compliance standards, restrict financial interactions between pharmaceutical companies and healthcare providers or report information related to payments to health care providers, marketing expenditures or drug prices; state or local laws requiring the registration of pharmaceutical sales representatives; state laws regulating the manufacture and distribution of biopharmaceutical products; and state laws governing privacy, security and breaches of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and
•laws and regulations prohibiting bribery and corruption, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (the "FCPA") which, among other things, prohibits U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations or foreign government-owned or affiliated entities, candidates for foreign public office, and foreign political parties or officials thereof.

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

Health Care Reform in the United States and Potential Changes to Health Care Laws

Health care reform has been a significant trend in the U.S. health care industry and elsewhere. In particular, government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services. Health care reform, specifically reform addressing pricing and payment for drugs, has been an ongoing focus and is likely to continue under the current presidential administration. A number of healthcare reforms involving drugs have been successfully implemented, including reforms related to Medicare payment for drugs and manufacturer rebate obligations under the Medicaid Drug Rebate Program.

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

Data Privacy Regulation

U.S. Privacy Law
There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information, including laws requiring the safeguarding of personal information, laws requiring notification to governmental authorities and data subjects as well as remediation in the event of a data breach, and laws that afford individuals numerous rights with respect to their personal information.

There have been several developments in recent years with respect to U.S. state data privacy laws. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act (collectively, “CCPA”) imposes many requirements for the collection, processing, and sharing of personal information of California residents. The CCPA contains significant penalties for companies that violate its requirements and provides California residents a private right of action, including the ability to seek statutory damages, in the event of a breach involving their personal information. Several states have proposed or passed comprehensive privacy laws, including several laws imposing obligations similar to those of the CCPA. In addition, several states have proposed or enacted health-focused consumer privacy laws, such as Washington state's My Health, My Data Act, which took effect in March 2024, and imposes obligations related to the collection and sharing of certain health-related information that is not subject to HIPAA and that does not fall within certain other exceptions in the law.

Also of note, in June 2024, the Protecting Americans’ Data from Foreign Adversaries Act of 2024 took effect. This law prohibits data brokers from making available certain personally identifiable sensitive data of U.S. individuals to “foreign adversary” countries, such as the People’s Republic of China (the “PRC”), and entities controlled by such countries. Additionally, in January 2025, the U.S. Department of Justice published a final rule implementing President Biden’s Executive Order 14117, “Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern,” which became effective in April 2025. This final rule prohibits certain data brokerage transactions and transactions involving certain bulk human ‘omic data and biospecimens from which such data can be derived with restricted persons and jurisdictions, such as the PRC, and “covered persons” that have certain ties to such restricted jurisdictions. The final rule also places restrictions on certain vendor, employment and investment agreements with such jurisdictions.

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

Employees and Human Capital Resources

As of December 31, 2025, we employed 14 full-time employees. Of our full-time employees, 7 employees are engaged in new product sourcing through business development, research, manufacturing, product development and clinical development, and 7 are engaged in executive, finance, human resources, legal and other administrative functions. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

Rallybio was founded in 2018. Rallybio Holdings, LLC ("Rallybio Holdings") was formed in Delaware in March 2018 and Rallybio IPD, LLC was formed in Delaware in May 2020. On June 30, 2021, Rallybio IPD, LLC was converted into a Delaware corporation and changed its name to Rallybio Corporation.

Our principal executive offices are located at 234 Church Street, New Haven, CT 06510 and our telephone number is (203) 859-3820. Our corporate website address is https://www.rallybio.com. Information contained on or accessible through our website is not incorporated by reference into this report and you should not consider information contained on or accessible through our website to be part of this report.

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

Risks Related to the Merger

Failure to complete, or delays in completing, the proposed Merger with Candid could materially and adversely affect our results of operations, business, financial results and/or stock price.
Any failure to satisfy a required condition to closing may prevent, delay or otherwise materially and adversely affect the completion of the Merger, which could materially and adversely affect our results of operations, business, financial results and/or stock price. We cannot predict with certainty whether or when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that the proposed Merger will be successfully consummated or that we will be able to successfully consummate the proposed Merger as currently contemplated under the Merger Agreement or at all.

Even if certain of the proposals in the Merger Agreement are approved by our stockholders, specified conditions must be satisfied or, to the extent permitted by applicable law, waived to complete the Merger. We cannot assure you that all of the conditions will be satisfied or waived.

Risks related to the failure to consummate, or delay in consummating, the proposed Merger with Candid include, but are not limited to, the following:

•we would not realize any or all of the potential benefits of the Merger, which could have a negative effect on our results of operations, business or stock price;

•under some circumstances, we may be required to pay a termination fee to Candid of $1.425 million, with expense reimbursement of up to $500,000 credited against the payment of any such termination fee;

•we would remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the Merger regardless of whether the Merger is consummated;

•the trading price of our common stock may decline to the extent that the current market price for our common stock reflects a market assumption that the Merger will be completed;

•the attention of our management and employees may have been diverted to the Merger rather than to our historical operations and the pursuit of other opportunities that could have been beneficial to us;

•we could be subject to litigation related to any failure to complete the Merger;

•we could potentially lose key personnel during the pendency of the Merger; and

•under the Merger Agreement, we are subject to certain customary restrictions on the conduct of our business prior to completing the Merger, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if we were not subject to these restrictions.

The occurrence of any of these events individually or in combination could materially and adversely affect our results of operations, business, and our common stock price, and we may lose some or all the intended benefits of the Merger.

We are substantially dependent on our remaining employees to facilitate the consummation of the Merger.
Our ability to consummate a strategic transaction depends upon our ability to retain our remaining employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. As of December 31, 2025, we had only 14 full-time employees. Our ability to successfully complete the Merger depends in large part on our ability to retain key personnel that are necessary to maintain our operations between now and the Effective Time. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. Our cash conservation activities may yield other unintended consequences, such as reduced employee morale, which may cause remaining employees to seek alternative employment. The loss of the services of certain employees could potentially harm our ability to consummate the Merger, to run our day-to-day business operations, as well as to fulfill our reporting obligations as a public company.

The Exchange Ratio will not be adjusted based on the market price of our common stock, so the consideration at the closing of the Merger may have a greater or lesser value than at the time the Merger Agreement was signed.
The Exchange Ratio will not change based on changes in the trading price of our common stock. Therefore, if before the completion of the Merger, the market price of our common stock increases from the market price on the date of the Merger Agreement, Candid stockholders could then receive merger consideration with substantially higher value for their shares of Candid common stock than the parties had negotiated when they established the Exchange Ratio. The Merger Agreement does not include a price-based termination right. Immediately after the Merger, our securityholders as of immediately prior to the Merger are expected to own approximately 3.65% of the outstanding shares of the combined company and former Candid securityholders, including purchasers in the Concurrent Financing, are expected to own approximately 96.35% of the outstanding shares of the combined company, subject to certain assumptions, including, but not limited to, (a) a valuation of us equal to $47.5 million, based on certain assumptions, including our net cash as of the closing date of the Merger being equal to $37.5 million, (b) a valuation for Candid equal to $750.0 million and (c) Candid issuing approximately $505.5 million of Candid Common Stock in the Concurrent Financing described in the related proxy statement/prospectus.

The Merger may be completed even though a material adverse effect may result from the announcement of the Merger, industry-wide changes and/or other causes.
In general, either we or Candid can refuse to complete the Merger if there is a Rallybio Material Adverse Effect (as defined in the Merger Agreement) or a Company Material Adverse Effect (as defined in the Merger Agreement), as applicable, between March 1, 2026, the date of the Merger Agreement, and the closing of the Merger. However, certain types of changes do not permit either party to refuse to complete the Merger, even if such change could be said to have a material adverse effect on us or Candid, including:

•general business, political or economic conditions generally affecting the industry in which we or Candid operate, including with respect to the imposition of, or adjustments to, tariffs or other trade restrictions;

•acts of war, the outbreak or escalation of armed hostilities, acts of terrorism, earthquakes, wildfires, hurricanes or other natural disasters, health emergencies, including pandemics and related or associated epidemics, disease outbreaks or quarantine restrictions;

•changes in financial, banking or securities markets;

•any change in the stock price or trading volume of our common stock (it being understood, however, that any effect causing or contributing to any change in stock price or trading volume of our common stock may be taken into account in determining whether a material adverse effect with respect to us has occurred, unless such effects are otherwise excepted from the definition of Rallybio Material Adverse Effect);

•any failure by us to meet internal or analysts’ expectations or projections or the results of our operations (it being understood, however, that any effect causing or contributing to the failure of us to meet internal or analysts’ expectations or projections or the results of our operations may be taken into account in determining whether a material adverse effect with respect to us has occurred, unless such effects are otherwise excepted from the definition of Rallybio Material Adverse Effect);

•any change in, or any compliance with or action taken for the purpose of complying with, any applicable law or GAAP (or interpretations of any applicable law or GAAP);

•the announcement of the Merger Agreement or the pendency of the Contemplated Transactions; or

•the taking of any action required to be taken by the Merger Agreement.

If a material adverse change occurs with respect to either party or both parties and we and Candid still complete the Merger, the stock price of the combined company following the closing of the Merger may suffer and may reduce the value of the Merger to our stockholders.

Some of our executive officers and directors have interests in the Merger that are different from our stockholders and that may influence them to support or approve the Merger without regard to the interests of our stockholders.
Certain of our executive officers and directors are parties to arrangements that provide them with interests in the Merger that are different from our stockholders, including severance benefits, the acceleration of equity award vesting and continued indemnification.

In addition, Robert Hopfner, a current member of our board, is affiliated with an investment fund participating in the Concurrent Financing.

Our board of directors was aware of and considered these interests, among other matters, in reaching its determination (i) that the terms of the Merger Agreement and the Merger and the other Contemplated Transactions are fair to, advisable and in the best interest of us and our stockholders and (ii) to approve and declare advisable the Merger Agreement and the Contemplated Transactions, including the Merger and the issuance of shares of our common stock to the stockholders of Candid pursuant to the Merger Agreement. These interests, among other factors, may have influenced the directors and executive officers to support or approve the Merger.

Our stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.
If the combined company is unable to realize the full strategic and financial benefits currently anticipated from the Merger, our stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Merger.

Our equityholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the completion of the Merger as compared to their current ownership and voting interests in the respective companies.
After the completion of the Merger, our current stockholders will own a smaller percentage of the combined company than their ownership of their respective companies prior to the Merger. Immediately after the Merger, our securityholders as of immediately prior to the Merger are expected to own approximately 3.65% of the outstanding shares of the combined company and former Candid securityholders, including purchasers in the Concurrent Financing, are expected to own approximately 96.35% of the outstanding shares of the combined company, subject to certain assumptions, including, but not limited to, (a) our valuation equal to $47.5 million, based on certain assumptions, including our net cash as of the closing date of the Merger being equal to $37.5 million, (b) a valuation for Candid equal to $750.0 million and (c) Candid issuing approximately $505.5 million of Candid Common Stock in the Concurrent Financing.

Lawsuits may be filed against us and the members of our board of directors arising out of the proposed Merger, which may delay or prevent the proposed Merger.
Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, our board of directors, Candid, the Candid Board of directors and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our board of directors, Candid, or the Candid board of directors could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business and otherwise adversely affect our financial condition.

During the pendency of the Merger Agreement, we may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect their respective businesses.
Covenants in the Merger Agreement impede our ability to make acquisitions or complete other mergers, sales of assets or other business combinations pending completion of the Merger. As a result, if the Merger is not completed, the parties may be at a disadvantage to their competitors during that period. In addition, while the Merger Agreement is in effect, each party is generally prohibited from soliciting, initiating, knowingly encouraging or entering into specified extraordinary transactions, such as a merger, sale of assets or other business combination, with any third party, subject to specified exceptions, even if any such transaction could be favorable to such party’s stockholders or stockholders, as applicable.

Certain provisions of the Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.
The terms of the Merger Agreement prohibit each of us and Candid from soliciting competing proposals or cooperating with persons making unsolicited takeover proposals, except in certain limited circumstances. With respect to us, the board of directors may respond to an unsolicited competing proposal if it determines in good faith, after consultation with its outside financial advisor and outside legal counsel, that the unsolicited competing proposal constitutes, or is reasonably likely to result in, a superior competing proposal and, after consultation with its outside legal counsel, that failure to take such action would be inconsistent with the fiduciary duties of our board of directors. With respect to Candid, following receipt of a bona fide acquisition proposal by any person that the Candid Board has determined is reasonably likely to result in a superior competing proposal, Candid may solicit acquisition proposals and furnish information to, and enter into discussions with, any person (including persons not making such proposal) if the Candid Board concludes in good faith, after consultation with its outside legal counsel and financial advisor, that failure to take such action would be inconsistent with the fiduciary duties of the Candid Board.

In certain circumstances, and subject to compliance with the Merger Agreement, our board of directors or the Candid Board may change its recommendation to its respective stockholders if it determines such recommendation change is required to avoid a breach of its fiduciary duties. Additionally, subject to compliance with the procedures set forth in the Merger Agreement, including paying the applicable termination fee, Candid may terminate the Merger Agreement in order to enter into an agreement with respect to a Superior Offer (as defined in the Merger Agreement).

Upon termination of the Merger Agreement in certain circumstances, a termination fee of $1.425 million may be payable by us to Candid if (i)(a) the Merger Agreement is terminated because the Merger has not been consummated by the End Date or we (1) fail to obtain the requisite stockholder approval of the Rallybio Stockholder Matters or (2) breach the Merger Agreement, (b) an alternative acquisition proposal was announced or disclosed prior to such termination, and (c) within 12 months of the termination of the Merger Agreement, we enter into a definitive agreement with respect to an alternative transaction, (ii) we fail to include our board recommendation in the related proxy statement/prospectus, or (iii) our board of directors changes or withdraws its recommendation in favor of the Merger or approves an alternative transaction, or willfully and intentionally breaches its non-solicitation or certain other obligations under the Merger Agreement.

Both we and Candid have also each agreed to reimburse the other party for up to $500,000 for third-party expenses, as applicable, if the Merger Agreement is terminated in certain circumstances.

These termination fees and expense reimbursement provisions may discourage third parties from submitting competing proposals to us or Candid or their respective stockholders and may cause our board of directors or the Candid board, as the case may be, to be less inclined to recommend a competing proposal.

If the Merger does not qualify as a reorganization under the Code, U.S. holders of our Common Stock may be taxed on the full amount of the consideration received in the Merger.
Each of we and Candid intend that the Merger qualifies as a “reorganization” within the meaning of Section 368(a) of the Code. Assuming the Merger so qualifies, no gain will be recognized by U.S. holders of Candid shares will not recognize gain or loss for U.S. federal income tax purposes upon the receipt of shares of our common stock in exchange for Candid shares in the Merger. It is not, however, a condition to the parties’ obligation to complete the transactions that the Merger so qualifies. None of the parties to the Merger Agreement have sought or intend to seek any ruling from the Internal Revenue Service (“IRS”) regarding the qualification of the Merger as a reorganization within the meaning of Section 368(a) of the Code. If the Merger does not qualify for the U.S. federal income tax treatment described herein, U.S. holders of Candid shares may be taxed on any gain realized up to the full fair market value of any our Common Stock received in the Merger.

We or Candid may waive one or more of the conditions to the Merger without recirculation of the related proxy statement/prospectus or resoliciting stockholder approval.
Conditions to our or Candid’s obligations to complete the Merger may be waived, in whole or in part, to the extent permitted by law, in certain circumstances unilaterally or by agreement of us and Candid. In the event of a waiver of a condition, our board of directors will evaluate the materiality of any such waiver to determine whether amendment of the related proxy statement/prospectus and re-solicitation of stockholder approval is necessary.

In the event that our board of directors, in its own reasonable discretion, determines any such waiver is not significant enough to require recirculation of the related proxy statement/prospectus and re-solicitation of its stockholders, it will have the discretion to complete the Merger without seeking further stockholder approval, which decision may have a material adverse effect on our stockholders. For example, if we and Candid agree to waive the requirement that the shares of our Common Stock to be issued in the Merger have been approved for listing (subject to official notice of issuance) on Nasdaq as of the closing of the Merger, and their respective boards of directors elect to proceed with the closing of the Merger, Nasdaq may notify the combined company of its determination to delist the combined company’s securities based upon the failure to satisfy the initial inclusion criteria in the Nasdaq application. The combined company may appeal the determination to a hearings panel but such appeal will not stay the suspension and delisting action and Nasdaq may notify the combined company that its common stock will be immediately suspended from trading and delisted.

In addition, in order to meet the initial listing requirements of Nasdaq or as otherwise determined in the discretion of the combined company board pursuant to the terms of the Lock-Up Agreements, our board of directors or combined company board may release stockholders from their Lock-Up Agreements and waive the requirement that such Lock-Up Agreements be in full force and effect immediately following the Effective Time. Such release would increase the number of shares that may be sold in the public market immediately after the Merger and any such sales could cause the combined company’s stock price to decline.

Our winddown of our historical operations, the sale of assets, the suspension of development activities and the proposed Merger, resulting in the conversion of Candid into a public company, will make us subject to the SEC requirements applicable to reporting shell company business combinations. As a result, the combined company will be subject to more stringent reporting requirements, offering limitations and resale restrictions.
According to SEC guidance, the requirements applicable to reporting shell company business combinations apply to any company that sells or otherwise disposes of its historical assets or operations in connection with or as part of a plan to combine with a non-shell private company in order to convert the private company into a public one. As such, our plan to merge with Candid, resulting in the conversion of Candid into a public company, will be subject to the SEC requirements applicable to reporting shell company business combinations, which are as follows:

•the combined company will need to file a Current Report on Form 8-K to report the Form 10 type information (“Super 8-K”) after closing of the Merger reflecting its status as an entity that is not a shell company;

•the combined company will not be eligible to use a Form S-3 until 12 full calendar months after closing of the Merger;

•the combined company will need to wait at least 60 calendar days after the filing of the Super 8-K to file a Form S-8 for any equity plans or awards, such as the 2026 Plan and the 2026 ESPP;

•the combined company will be an “ineligible issuer” for three years following the closing of the Merger, which will prevent the combined company from (i) incorporating by reference in its Form S-1 filings, (ii) using a free writing prospectus or (iii) taking advantage of the well-known seasoned issuer (“WKSI”) status, even if otherwise eligible based on its public float;

•investors who (i) were affiliates of Candid at the time the Merger was submitted for the vote or consent of Candid’s stockholders, (ii) receive securities of the combined company in the Merger and (iii) publicly offer or sell such securities will be deemed to be engaged in a distribution of such securities, and therefore would be underwriters with respect to resales of those securities; and

•Rule 144(i)(2) will limit the ability of holders of restricted securities, the investors in the Concurrent Financing, and any affiliates of the public company to publicly resell Rule 145(c) securities per Rule 145(d), as well as any other “restricted” or “control” securities of the combined company per Rule 144, until one year after the Form 10 information is filed with the SEC. Our non-affiliate stockholders prior to the Merger will not be subject to such restrictions on public resales of their shares.

The foregoing SEC requirements will increase the combined company’s time and cost of raising capital, offering stock under equity plans, and complying with securities laws. Furthermore, such requirements will add burdensome restrictions on the resale of the combined company common stock by affiliates of Candid and any holders of “restricted” or “control” securities of the combined company.

Our stockholders may not receive any payment on the CVRs and the CVRs may otherwise expire valueless.

The right of our stockholders to receive any future payment for or derive any value from the CVRs will be contingent solely upon (i) our and Candid’s (or the combined company’s) ability to monetize all or any part of the Legacy Assets (as defined below) pursuant to one or more disposition agreements entered into within the time period specified in the CVR Agreement, and the timing and amount of the consideration received thereunder and (ii) the receipt of cash proceeds from Recursion Pharmaceuticals, Inc. (“Recursion”) under the Membership Interest Purchase Agreement, dated July 8, 2025, by and among Recursion Pharmaceuticals, Inc., Exscientia Ventures I, Inc., Rallybio and Rallybio IPB, LLC (the “Membership Interest Purchase Agreement”). If we and/or Candid or the combined company (x) are not successful in entering into disposition agreements related to the Legacy Assets (as defined below) or receiving payments thereunder, or if such payments are not sufficient to result in the payment of any our CVR Payments as a result of permitted deductions thereto and (y) do not receive cash proceeds from Recursion pursuant to the Membership Interest Purchase Agreement, in each case within the time period specified in the CVR Agreement, no payments will be made in respect of the CVRs, and the CVRs will expire valueless.

Following the effective time, the combined company will have sole authority over whether and how to monetize the Legacy Assets (if at all), and the combined company’s only obligations will be to carry out the obligations set forth in the CVR Agreement.

Furthermore, the CVRs will be unsecured obligations of the combined company and all payments under the CVRs and all other obligations under the CVR Agreement and the CVRs and any rights or claims relating thereto will be subordinated in right of payment to the prior payment in full of all current or future senior obligations of the combined company.

The tax treatment of the CVRs is uncertain.
We intend to treat a holder’s receipt of the CVRs as a distribution of property with respect to the holder’s existing shares of our common stock for U.S. federal income tax purposes, which could be taxable to our stockholders without the corresponding receipt of cash. However, the U.S. federal income tax treatment of the CVRs is uncertain. There is no legal authority directly addressing the U.S. federal income tax treatment of the receipt of, and payments under, the CVRs, and there can be no assurance that the IRS would not assert, or that a court would not sustain, a position that could result in adverse U.S. federal income tax consequences to holders of the CVRs.

If the Merger is not completed, our stock price may decline significantly.
The market price of our Common Stock is subject to significant fluctuations. During the 12-month period ended March 1, 2026, the closing per share sales price of our Common Stock on Nasdaq ranged from a high of $7.54 on February 27, 2026 to a low of $2.00 (after giving effect to our 1-for-8 reverse stock split approved by our stockholders on January 26, 2026 at a Special Meeting of Stockholders and effective as of 12:01 Eastern Time on February 6, 2026) on April 8, 2025. Market prices for securities of pharmaceutical, biotechnology and other life science companies have historically been particularly volatile. In addition, the market price of our Common Stock will likely be volatile based on whether stockholders and other investors believe that we can complete the Merger or otherwise raise additional capital to support our operations if the Merger is not consummated and another strategic transaction cannot be identified, negotiated and consummated in a timely manner, if at all. The volatility of the market price of our Common Stock is exacerbated by low trading volume.

Additional factors that may cause the market price of our Common Stock to fluctuate include:

•the entry into, or termination of, key agreements, including commercial partner agreements;

•announcements by commercial partners or competitors of new commercial products, clinical progress or lack thereof, significant contracts, commercial relationships or capital commitments;

•the loss of key employees;

•future sales of our common stock;

•general and industry-specific economic conditions that may affect our research and development expenditures;

•the failure to meet industry analyst expectations; and

•period-to-period fluctuations in financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our Common Stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies.

If we do not complete the Merger, we may face substantial competition for attractive counterparties for any proposed strategic transactions.
There can be no assurance that the Merger will be completed. If the Merger is not completed, our board of directors may decide to pursue an alternative strategic transaction. We may face substantial competition for attractive counterparties for any proposed strategic transactions. For example, there may be many other biotechnology and pharmaceutical companies that halt development of their programs and instead choose to pursue strategic transactions like the ones we have been exploring in connection with our strategic review process. These companies may possess greater financial and managerial resources than we do, and they may have more attractive product candidates, intellectual property or other assets. As a result, these other companies may prove to be more attractive than us to counterparties pursuing strategic transactions. There can be no assurance that any future strategic review process will result in us pursuing a transaction, or that any transaction, if pursued, will be completed on terms favorable to us and our stockholders.

If we do not successfully consummate the Merger or another strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities, as to which we can give you no assurance.
There can be no assurance that the Merger will be completed. If the Merger is not completed, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while pursuing the Merger. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of the company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to stockholders. Our commitments and contingent liabilities may include obligations under our employment and related agreements or policies with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of the company, litigation against us, and other various claims and legal actions arising in the ordinary course of business, and other unexpected and/or contingent liabilities. As a result of this requirement, a portion of our assets would need to be reserved pending the resolution of such obligations.

In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our company. If a dissolution and liquidation were to be pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of the company. A liquidation would be a lengthy and uncertain process with no assurance of any value ever being returned to our stockholders.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception and anticipate that, if we continue to progress the development of our product candidates, we will continue to incur losses in the foreseeable future. We have not commercialized any products and have never generated revenue from the commercialization of any product. We are not currently profitable, and we may never achieve or sustain profitability.
We are a clinical-stage biotechnology company with a limited operating history. As a result, we are not profitable and we have incurred significant operating losses since inception, including net losses of $9.0 million and $57.8 million for the years ended December 31, 2025 and 2024, respectively. Our loss for the year ended December 31, 2025 included a $23.0 million gain in connection with the JV Sale in 2025. As of December 31, 2025, we had an accumulated deficit of $302.0 million. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to gain regulatory approval and become commercially viable. Since inception, we have devoted substantially all of our resources to raising capital, conducting discovery and research activities, acquiring product candidates, establishing and protecting our intellectual property, preparing for and conducting clinical trials, and establishing arrangements with third parties for the manufacture of our product candidates. We do not have any product candidates approved for sale and have not generated any revenue from product sales.

If we continue to progress the development of our product candidates, we expect to incur significant additional operating losses in the foreseeable future as we advance our programs and operate our business. The costs of advancing product candidates through each clinical phase tend to increase substantially over the duration of the clinical development process. The total costs to advance a single product candidate to marketing approval in even a single jurisdiction are substantial. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to generate revenue from the commercialization of any product candidates or achieve or maintain profitability. Our expenses will increase substantially if and as we:

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

Each of our product candidates will require additional preclinical and/or clinical development, regulatory approval in multiple jurisdictions, the securing of clinical and commercial manufacturing supply, the building of a commercial organization, and substantial investment before we generate any revenue from product sales. As a result, if we continue to progress the development of our product candidates, we expect to continue to incur net losses and negative cash flows in the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. If we are unable to develop and commercialize one or more product candidates, either alone or through current or future collaborations, or if revenues from any product that receives marketing approval are insufficient, we will not achieve profitability. Even if we successfully commercialize RLYB116 or any of our other product candidates, we may continue to incur substantial research and development and other expenses to develop other current or future product candidates. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis or meet outside expectations for our profitability. Our failure to become and remain profitable would decrease the value of the Company and could impair our ability to raise capital, maintain our research and development efforts, expand our business, execute our business plan or continue our operations.

If we continue to progress the development of our product candidates, we will require significant additional capital to fund our operations. If we continue to progress the development of our product candidates and fail to obtain necessary financing, we may not be able to complete the development or commercialization of RLYB116 or any other product candidate. Given our limited resources and access to capital, we may decide to prioritize development of certain product candidates, the choice of which may prove to be wrong and adversely affect our business.
If we continue to progress the development of our product candidates, we expect to spend significant amounts of capital to complete the development of, and if approved, commercialize, one or more product candidates, including RLYB116. We are obligated to make certain payments under our agreements with Affibody, Sobi, and Kymab Limited ("Sanofi"), including milestone and royalty payments in connection with achievement of certain development and commercial milestones as well as the sale of resulting products under such agreements. We may also spend significant capital to develop laboratory tests to identify patients for inclusion in our clinical trials or who are likely to respond to our product candidates.

If we continue to progress the development of our product candidates, we believe that our existing cash, cash equivalents and marketable securities as of December 31, 2025, will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months beyond the date of the filing of this Annual Report on Form 10-K. This estimate and our expectation to advance the preclinical and clinical development of RLYB116 and any other product candidates are based on assumptions that may prove to be wrong, or we may be subject to changing circumstances. We could exhaust our available capital resources sooner than we expect. Our business is subject to numerous risks and uncertainties, and we may be unable to accurately estimate the actual amount of funds we will require for development and commercialization of our product candidates. Our future capital requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

If we continue to progress the development of our product candidates, we will require significant additional capital, which we may raise through equity offerings, debt financings, marketing and distribution arrangements, strategic alliances and licensing arrangements or other sources. Depending on our business performance, the economic climate and market conditions, we may be unable to raise additional funds when needed on favorable terms, or at all. Furthermore, pursuant to Instruction I.B.6, a company with a public float of less than $75 million measured at certain time periods may not issue securities under Registration Statements on Form S-3 in excess of one-third of its public float in a 12-month period. For purposes of the prior sentence, “public float” means the aggregate market value of a company’s shares held by non-affiliates. We are subject to the limitations of Instruction I.B.6 which may limit the amount of funds we can raise using Registration Statements on Form S-3. Moreover, uncertain geopolitical events, such as the war in Ukraine and conflict in Israel, and uncertain global economic conditions, including as a result of changes in tariffs and other trade restrictions, have impacted the global economy, and a severe or prolonged economic downturn could result in a variety of challenges for our business, including disruptions in the financial markets, which could adversely impact our ability to raise additional capital when needed or on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may need to significantly delay, scale back or discontinue the development of one or more of our product candidates or the commercialization of any product that may be approved for marketing, or we could be forced to discontinue operations. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts.

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
If we continue to progress the development of our product candidates, until such time, if ever, as we generate significant revenue from product sales, we expect to finance our operations through the sale of equity, debt financings, collaborations, strategic alliances and licensing arrangements or other sources. We do not currently have any committed external source of funds. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

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

As a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. If we continue to progress the development of our product candidates, we will eventually need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition and, as a result, our business may be adversely affected.

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
Our financial condition and operating results have varied in the past and will continue to fluctuate from quarter-to-quarter and year-to-year in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following, as well as other factors described elsewhere in this Annual Report on Form 10-K:

▪variations in the level of expense related to any ongoing development of our product candidates or research pipeline;

▪delays or failures in advancement of any existing or future product candidates into the clinic or in clinical trials;

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

▪if we continue to progress the development of our product candidates, our ability to consistently manufacture our product candidates, including in sufficient quantities for clinical or commercial purposes;

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

Risks Related to Discovery, Development, Clinical Testing, Manufacturing, Marketing Approval and Commercialization

We are heavily dependent on the success of RLYB116, which is in early-stage clinical development. If we continue to progress the development of our product candidates, and we are not able to develop,

obtain marketing approval for, or successfully commercialize our product candidates, or if we experience significant delays in doing so, our business will be materially harmed.
Our lead program, RLYB116, is in early-stage clinical development and we do not currently have any products that generate revenues or any other sources of revenue. To date, we have invested a significant portion of our efforts and financial resources in the development of RLYB212 and RLYB116. If we continue to progress the development of our product candidates, our future success is substantially dependent on our ability to successfully complete preclinical and clinical development for, obtain marketing approval for, and successfully commercialize, RLYB116 and our other product candidates, which may never occur. None of our product candidates are approved for commercial sale and we may never be able to develop a marketable product.

Before obtaining marketing approvals for the commercial sale of our product candidates, we must demonstrate the safety and efficacy of our product candidates for use in each target indication through lengthy, complex and expensive preclinical studies and clinical trials. Failure can occur at any time during the preclinical study and clinical trial processes. Because our product candidates are in an early stage of development, there is a high risk of failure, and we may never succeed in developing marketable products. If we continue to progress the development of our product candidates, our ability to generate product revenue will depend heavily on the successful development and eventual commercialization of our product candidates, which may never occur. Ongoing and future preclinical studies and clinical trials of our product candidates may not show sufficient safety or efficacy or be of sufficient quality to obtain or maintain marketing approvals. For example, PK data from the Phase 2 clinical trial for RLYB212 demonstrated an inability of the RLYB212 dose regimen to achieve predicted target concentrations, as well as the minimum target concentration required for efficacy. There can be no assurance that any of our product candidates, even if approved, will prove to be commercially viable therapeutics.

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

If we continue to progress the development of our product candidates, the success of our product candidates will depend on several factors, including the following:

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

Preclinical studies and clinical trials are expensive, time consuming and difficult to design and implement, and involve uncertain outcomes. If we continue to progress the development of our product candidates, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of our product candidates.
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

If we continue to progress the development of our product candidates, we may experience events that could delay or prevent our ability to complete current clinical trials or initiate and complete new trials, any of which may impact our product development timelines, result in increased costs, affect our ability to obtain marketing approval according to our plans, and delay commercialization of our product candidates. These events include, but are not limited to:

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

▪delays in obtaining an independent IRB approval at each site within the United States, or Independent Ethics Committee ("IEC") approval at sites outside the United States;

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

If we continue to progress the development of our product candidates, results of preclinical studies, clinical trials or analyses that we may announce or publish from time to time, may not be indicative of results obtained in later trials, and any interim results we may publish could be different than final results.
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
If we continue to progress the development of our product candidates, identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. We currently are conducting, clinical trials with our product candidates in rare disease indications, which can make completion of such trial more difficult. The timely completion of clinical trials in accordance with their protocols depends, among other things, on the speed at which we can recruit eligible patients to participate in testing our product candidates and our ability to enroll a sufficient number of patients who remain in the study until its conclusion. Clinical trial recruitment delays often result in increased costs, delays in advancing product development, delays in testing the effectiveness of technologies, delays in obtaining marketing approval or termination of clinical trials.

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

Additionally, we may have difficulty identifying and enrolling patients for any planned clinical trials because the conditions for which we plan to evaluate our current product candidates are rare diseases and we anticipate that there will be limited patient pools from which to draw for clinical trials. Further, because screening for many of these diseases is not widely adopted, and because it can be difficult to diagnose these diseases in the absence of screening, we may have difficulty finding patients who are eligible to participate in our studies or trials. Our clinical trials for RLYB116 may compete with other clinical trials for product candidates that are being tested for the same indications. This competition will reduce the number and types of patients available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Furthermore, any negative results we may report in clinical trials of any of our product candidates may make it difficult or impossible to recruit and retain patients in other clinical trials of that same or a similar product candidate.

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

If we continue to progress the development of our product candidates, any product candidates that we develop or the administration thereof, may cause serious adverse events or undesirable side effects, which may halt their clinical development, delay or prevent marketing approval, or, if approved, require them to be taken off the market, include safety warnings, or otherwise limit their sales.
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

The marketing approval processes of the FDA, EMA and comparable foreign regulatory authorities, including the MHRA, are lengthy, time- consuming and inherently unpredictable, and if we continue to progress the development of our product candidates, and are ultimately unable to obtain marketing approval for RLYB116 or any of our other product candidates, our business will be substantially harmed.

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

If we continue to progress the development of our product candidates, the FDA, EMA or other comparable foreign regulatory authority can delay, limit, or deny approval of RLYB116 or any of our other product candidates that we develop or require us to conduct additional preclinical or clinical testing or abandon a program for many reasons, including, but not limited to:

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

We have never obtained marketing approval for a product candidate. If we continue to progress the development of our product candidates, any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing our product candidates, generating revenues, and achieving and sustaining profitability.

Our product candidates target rare diseases and conditions, and if we continue to progress the development of our product candidates, the market opportunities for RLYB116 or any of our other product candidates, if approved, may be smaller than we anticipate. We must be able to successfully identify patients and capture a significant market share to achieve profitability and growth.
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

We face significant competition from biotechnology and pharmaceutical companies, and if we continue to progress the development of our product candidates, our operating results will suffer if we fail to compete effectively.
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

If we continue to progress the development of our product candidates, competition could render any product candidate we develop obsolete, less competitive, or uneconomical. In addition, product candidates developed by our competitors may prove to be more safe or more effective than our product candidates. Our competitors may, among other things:

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

Disruptions in the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which, if we continue to progress the development of our product candidates, could negatively impact our business.
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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including for 43 days beginning on October 1, 2025 and for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. The Trump Administration has reduced the number of employees serving in government agencies, including the FDA. If a prolonged government shutdown occurs, or if the U.S. government takes other personnel actions, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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
Any product candidate for which we obtain marketing approval will be subject to extensive and ongoing requirements of the FDA and other regulatory authorities. These requirements include submissions of safety and other post- marketing information and reports, establishment registration and drug listing requirements, continued compliance with the FDA's current cGMP requirements regarding the distribution of samples to physicians and recordkeeping and Good Laboratory Practice ("GLP") and GCP requirements for non-clinical studies and any clinical trials that we conduct post-approval.

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

If we continue to progress the development of our product candidates, we may seek Fast Track designation, Breakthrough Therapy designation, or PRIME designation for our product candidates, but we might not receive any such designation, and even if we do, such designation may not actually lead to a faster development or regulatory review or approval process.
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

If we continue to progress the development of our product candidates, we also may seek a Breakthrough Therapy designation for some of our product candidates if future results support such designation. A Breakthrough Therapy is defined as a drug (including biologic) that is intended, alone or in combination with one or more other drugs, to treat a serious condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Sponsors of products that have been designated as breakthrough therapies are eligible to receive more intensive FDA guidance on establishing an efficient drug development program, an organization commitment involving senior managers, and may be eligible for rolling review. Drugs designated as breakthrough therapies by the FDA may also be eligible for other expedited review programs, including accelerated approval and priority review, if supported by clinical data at the time the BLA or NDA is submitted to the FDA.

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

In the EU we may seek PRIME designation for some of our product candidates in the future. PRIME is a voluntary program aimed at enhancing the EMA’s role to reinforce scientific and regulatory support in order to optimize development and enable accelerated assessment of new medicines that are of major public health interest with the potential to address unmet medical needs. The program focuses on medicines that target conditions for which there exists no satisfactory method of treatment in the EU or even if such a method exists, it may offer a major therapeutic advantage over existing treatments. PRIME is limited to medicines under development and not authorized in the EU and the applicant intends to apply for an initial MA application through the centralized procedure. To be accepted for PRIME, a product candidate must meet the eligibility criteria in respect of its major public health interest and therapeutic innovation based on information that can substantiate the claims. The benefits of a PRIME designation include the appointment of a CHMP rapporteur to provide continued support and help to build knowledge ahead of a MA application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME enables an applicant to request parallel EMA scientific advice and HTA advice to facilitate timely market access. Even if we receive PRIME designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.

If we continue to progress the development of our product candidates, we may be unsuccessful in obtaining or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity. If our competitors are able to obtain orphan drug exclusivity for products that constitute the same drug and treat the same indications as RLYB116 or any of our other product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.
Regulatory authorities in some jurisdictions, including the United States and the EU may designate drugs for relatively small patient populations as orphan drugs. Under the U.S. Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population of more than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the EMA’s Committee for Orphan Medicinal Products evaluates, and the EC grants, an orphan drug designation principally to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. In addition, the product under consideration is indicated for a condition where there exists no satisfactory method of diagnosis, prevention or treatment authorized in the EU or, if such method exists, that the medicinal product will be of significant benefit to those affected by that condition. We may seek orphan drug designation in the United States and the EU for certain of our product candidates but may be unsuccessful in doing so. There can be no assurance that the FDA or the EMA’s Committee for Orphan Medicinal Products will consider orphan designation for any indication for which we apply or re-apply, or that we will be able to maintain such designation. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

If a product candidate with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same drug or biologic for the same orphan designation for that time period, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity. In the United States, the exclusivity period is seven years. The applicable exclusivity period is ten years in Europe, but such exclusivity period can be reduced to six years in Europe if a product no longer meets the criteria for orphan designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Similarly, in the EU, the market exclusivity can be broken if the holder of the MA for the original orphan medicinal product is unable to supply sufficient quantities of the medicinal product. In addition, in both the United States and EU, if a different drug is subsequently approved for marketing for the same or a similar indication as any of our product candidates that receive marketing approval, we may face increased competition and lose market share regardless of orphan drug exclusivity, which only protects against approval of the “same” drug for the same indication.

If we continue to progress the development of our product candidates, we may seek accelerated approval by the FDA for one or more of our product candidates. Accelerated approval by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.
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

If we continue to progress the development of our product candidates, the successful commercialization of any product candidate we develop will depend in part on the extent to which regulatory authorities and private health insurers establish coverage and reimbursement. Failure to obtain or maintain coverage and reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our or our ability to generate revenue.
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

If we continue to progress the development of our product candidates, even if a product candidate we develop receives marketing approval, it may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.
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
The BPCIA was enacted as part of the ACA to establish an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an approved biologic. Under the BPCIA, a reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still develop and receive approval of a competing biologic, so long as their BLA does not rely on the reference product, sponsor’s data or submit the application as a biosimilar application. Any new policies or processes adopted by the FDA could have a material adverse effect on the future commercial prospects for our biological products.

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

If we continue to progress the development of our product candidates, and are unable to establish sales, marketing and distribution capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing any product candidates we develop, if approved.
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

Under the current presidential administration, we face uncertainty regarding potential regulatory developments that may adversely affect our business if we continue to progress the development of our product candidates.

There have been significant and wide-ranging changes in law, regulation and policy under the current Trump administration. Current and future adopt legislation, regulation, or policy could adversely affect our business or creates a more challenging and costly environment to pursue the development and commercialization of our current or future product candidates. For example, the federal government, including the FDA, may implement legislative, regulatory, or policy changes regarding the standards for approving biologic products that we may be unable to satisfy or regarding the marketing of approved biologics that may limit or prohibit the advertising and promotion of our current or future product candidates, if approved. Additionally, the Trump administration has undertaken significant efforts to reduce the size and spending of the federal government, including at the FDA. A significant reduction in the FDA's workforce or the FDA's budget or other disruptions at the FDA could impact the FDA’s ability to engage in routine regulatory and oversight activities and result in delays or limitations on our ability to proceed with clinical development programs and obtain regulatory approvals. It is difficult to predict how executive actions that may be taken under the current Trump administration may affect the FDA’s ability to exercise its regulatory authority. If such executive actions impose constraints on the FDA’s ability to engage in routine oversight and product review activities in the normal course, our business may be negatively impacted.

Risks Related to Our Dependence on Third Parties

If we continue to progress the development of our product candidates, we may pursue business development transactions and collaborate with third parties for the development and commercialization of our product candidates. We may not succeed in identifying and acquiring businesses or assets, in-licensing or out-licensing intellectual property rights or establishing and maintaining collaborations, which may significantly limit our ability to successfully develop and commercialize our product candidates, if at all, and these transactions could disrupt our business, cause dilution to our stockholders or reduce our financial resources.
We acquired all rights to RLYB116 and RLYB114 from Sobi in 2019. We also obtained worldwide exclusive rights to RLYB332 from Sanofi in 2022. If we continue to progress the development of our product candidates, we may acquire or in-license rights to product candidates, products or technologies, acquire other businesses or enter into collaborations with third parties. We may not be able to enter into such transactions on favorable terms, or at all. Any such acquisitions, in-licenses or collaborations may not strengthen our competitive position, and these transactions may be viewed negatively by analysts, investors, customers, or other third parties with whom we have relationships. We may decide to incur debt in connection with an acquisition, or in-license or issue our common stock or other equity securities as consideration for the acquisition, which would reduce the percentage ownership of our existing stockholders.

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
As of December 31, 2025, we had 14 full-time employees, upon whom we rely for various administrative, research and development, business development and other support services shared among our subsidiaries. The size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support the operations of all of our subsidiaries, including their research and development activities, the management of financial, accounting, and reporting matters, and the oversight of our third-party vendors and partners. If our centralized team or our third-party vendors and partners performing such functions fail to provide adequate administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.

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

We currently rely and will rely on third parties for the manufacture of drug substance and drug product for our preclinical studies and clinical trials and, if we continue to progress the development of our product candidates, expect to continue to do so for commercialization of any product candidates that we may develop that are approved for marketing. Our reliance on third parties may increase the risk that we will not have sufficient quantities of such drug substance, product candidates, or any products that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.
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

If we continue to progress the development of our product candidates, we will continue to rely on third parties to conduct, supervise, and monitor our preclinical studies and clinical trials. If we fail to effectively oversee and manage these third parties, if they do not successfully carry out their contractual duties, or if they perform in an unsatisfactory manner, it may harm our business.
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

Risks Related to Healthcare Laws and Other Legal Compliance Matters

If we continue to progress the development of our product candidates, enacted and future healthcare legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates, if approved, and may affect the prices we may set.

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

Beyond the ACA, there have been ongoing healthcare reform efforts, including efforts focused on drug pricing and payment. For example, the Inflation Reduction Act (“IRA”) of 2022 includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D. These changes include caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the ACA Medicare Part D coverage gap discount program) and a drug price negotiation program for certain high spend Medicare Part B and D drugs (with negotiated prices for the first set of drugs taking effect in 2026). The IRA has had and will likely continue to have a significant impact on the pharmaceutical industry. Additionally, changes to Medicaid effective in 2024 eliminated the Medicaid rebate cap. And changes to certain Medicare price reporting requirements for drugs beginning in 2026 will likely increase the administrative and compliance burden for manufacturers.

Recently, drug pricing and payment has been subject to a number of reform initiatives. For example, President Trump issued an Executive Order in April 2025 with multiple directives aimed at lowering drug prices, including refining the Medicare drug price negotiation program established by the IRA; accelerating competition for high-cost prescription drugs by accelerating approval of generics and biosimilars and facilitating the process for re-classifying prescription drugs as over-the-counter drugs; and increasing drug importation. In May 2025, President Trump issued another Executive Order that directed government agencies and officials to identify most-favored nation pricing targets for prescription drugs (and looked to pharmaceutical manufacturers to make significant progress towards delivering target prices to patients); prevent foreign countries from disproportionately shifting the cost of global pharmaceutical research and development to the United States; and facilitate direct-to-consumer purchasing programs for pharmaceutical manufacturers to sell their products to patients at the most-favored-nation price. In the wake of the Executive Orders and related executive initiatives, a number of pharmaceutical manufacturers have announced direct-to-consumer offerings with discounted prices and/or reached agreement with the federal government regarding pricing for drugs, including prices for Medicaid drugs and newly launched products. A website sponsored by the federal government that is anticipated to offer pharmaceutical direct-to-consumer channels in the future has also been launched. Federal agencies are developing new drug pricing pilot programs, such as a voluntary Medicaid initiative which would authorize the federal government to negotiate Medicaid supplemental rebates with participating manufacturers on behalf of state Medicaid programs, in exchange for standardized coverage criteria for participating manufacturer drugs, and proposed Medicare Part B and D pilot models that, if finalized as proposed, would replace existing inflation-based Medicare rebates with rebates determined on the basis of international prices, for drugs and patients subject to the model. Many of these reform initiatives would require additional legal and/or administrative action to implement and may be subject to legal challenge.

Other federal healthcare reform efforts or actions may affect access to healthcare coverage or the funding of health care benefits, although the full impact of such efforts or actions cannot be predicted. For example, the Congressional Budget Office has estimated that Medicaid provisions in the 2025 budget reconciliation legislation, including restrictions in eligibility and funding for Medicaid, as well as changes to the healthcare marketplace such as the elimination of certain subsidies, will increase the number of uninsured.

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

Healthcare reform efforts have been and may continue to be subject to scrutiny, legal challenge and subsequent amendment, creating further uncertainty.

Other recent government actions may also affect prices or payments for prescription drugs. For example, the Trump Administration’s recently announced tariff on branded or patented drugs may increase the cost of drug products that are imported from abroad or manufactured using products or materials imported from abroad. The timeline for implementation of this tariff has not yet been finalized. As another example, the Budget Control Act, as amended, resulted in the imposition of reductions in Medicare (but not Medicaid) payments to providers in 2013 and will remain in effect through 2032 unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

Healthcare or other reform initiatives could affect demand for, or pricing of, any future products if approved for sale. We cannot, however, predict the ultimate content, timing or effect of any federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results.

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

If we continue to progress the development of our product candidates, our business operations and current and future relationships with contractors, investigators, healthcare professionals, consultants, third-party payors, patient organizations, customers, and others will be subject to applicable healthcare regulatory laws, which could expose us to penalties.
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

▪U.S. laws and regulations prohibiting bribery and corruption, such as the U.S. FCPA, which, among other things, prohibits U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations or foreign government-owned or affiliated entities, candidates for foreign public office, and foreign political parties or officials thereof; and

▪similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of personal information, such as, where applicable, the GDPR which imposes obligations and restrictions on the collection, use, and disclosure of personal data relating to individuals located in the EU and the EEA (including health data). See “—Our business operations may subject us to data protection laws, including the GDPR, the United Kingdom ("UK") GDPR, the CCPA and other similar laws."

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
The GDPR and UK GDPR apply to companies established in the EEA and UK, respectively, as well as to companies that are not established in the EEA or UK, respectively, and which collect and use personal data in relation to (i) offering goods or services to, or (ii) monitoring the behavior of, individuals located in the EEA or

UK, respectively. If we conduct clinical trial programs in the EEA or UK (whether the trials are conducted directly by us or through a clinical vendor or collaborator), enter into research collaborations involving the monitoring of individuals in the EEA or UK, or market our products to individuals in the EEA or UK, we will be subject to the GDPR or UK GDPR, as applicable, which place stringent operational requirements for processors and controllers of personal data of individuals in the EEA and UK, respectively. If our or our collaborators’ or service providers’ privacy or data security measures fail to comply with the GDPR or UK GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data, temporary or definitive bans on data processing, or fines of up to 20 million Euros in the case of GDPR or £17.5 million in the case of UK GDPR or, in each case, up to 4% of our total worldwide annual revenue of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, including class-action type litigation, negative publicity, reputational harm and a potential loss of business and goodwill.

Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA and the UK to the United States. On July 16, 2020, the Court of Justice of the European Union ("CJEU") invalidated the EU-US Privacy Shield Framework (the "Privacy Shield") under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme. This framework has been replaced by the E.U.-U.S. Data Privacy Framework, for which the EC adopted an adequacy decision in July 2023, and the UK Extension to the E.U.-U.S. Data Privacy Framework, which took effect in October 2023. While we do not currently rely upon these frameworks, we expect there to be legal challenges to this framework in the future, which could draw into question the legitimacy of other cross-border transfer mechanisms, including the standard contractual clauses on which we rely to transfer personal data from the EEA and UK to the U.S. and other jurisdictions. On June 4, 2021, the EC released two revised sets of standard contractual clauses for transfers of personal data from the EEA to the U.S. and has indicated that it will release additional revised standard contractual clauses in the future.

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

In the United States, the CCPA imposes many obligations for the collection, processing, and sharing of personal information of California residents. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Because we have not yet generated revenue and do not meet the CCPA’s other jurisdictional tests, we do not yet meet the applicable threshold for the CCPA to apply to our business. If our business becomes subject to CCPA in the future, it could increase our compliance costs and potential liability. Similar laws have been proposed or passed in more than half of the states in the U.S. and in the U.S. Congress. In addition, Washington state enacted the My Health, My Data Act, a health-focused consumer privacy law, which took effect in March 2024. This law imposes obligations related to the collection and sharing of certain health-related information that is not subject to HIPAA and that does not fall within certain other exceptions in the law. Other states have enacted, or are in the process of enacting, similar health-focused consumer privacy laws. Furthermore, all fifty U.S. states, the District of Columbia, Puerto Rico, and other U.S. territories have enacted data breach notification laws that require, among other things, notifications to state governments and/or the affected individuals in the event of a data breach. Such laws differ from one another, and may impose significant compliance burden. Further, we may at times fail, or be perceived to have failed, to have complied with such laws. This could result in significant consequences, which include, but are not limited to, the imposition of fines and penalties, government enforcement actions, investigations and other proceedings, as well as additional reporting requirements and/or oversight.

Also of note, in June 2024, the Protecting Americans’ Data from Foreign Adversaries Act of 2024 took effect. This law prohibits data brokers from making available certain personally identifiable sensitive data of U.S. individuals to “foreign adversary” countries, such as the PRC, and entities controlled by such countries. Additionally, in January 2025, the U.S. Department of Justice published a final rule implementing President Biden’s Executive Order 14117, “Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern,” which became effective in April 2025. This final rule prohibits certain data brokerage transactions and transactions involving certain bulk human ‘omic data, including human genomic data and biospecimens from which such data can be derived, with restricted jurisdictions, such as the PRC, and “covered persons” that have certain ties to such restricted jurisdictions. The final rule also places restrictions on certain vendor, employment and investment agreements with such jurisdictions. These restrictions may affect our ability to engage in collaborations or license agreements with entities in restricted countries or with a nexus to such countries going forward. As such, we will need to review periodically our operations in comparison to developments in such laws. Achieving and sustaining compliance with applicable international, federal and state privacy, security, and breach reporting laws may prove time-consuming and costly. Failure to comply with any of these legal requirements could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions or stoppages in our business operations, including our clinical studies; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our operations.

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

Our failure to meet the listing standards of the Nasdaq could result in the delisting of our common stock. Delisting could adversely affect the liquidity of our common stock and the market price of our common stock could decrease, and our ability to obtain sufficient additional capital to fund our operations and to continue to operate as a going concern would be substantially impaired.
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

On January 26, 2026, our stockholders voted in favor of an amendment to our amended and restated certificate of incorporation to effect a reverse stock split of our issued and outstanding common stock at a ratio ranging from 1-for-5 shares up to 1-for-20 shares, which ratio would be selected by our board of directors. On January 26, 2026, our board of directors approved a 1-for-8 reverse stock split of our issued and outstanding common stock. On February 6, 2026, we effected a reverse stock split at a ratio of 1-for-8 shares. The primary goal of the reverse stock split was to increase the per share market price of our common stock to meet the Bid Price Requirement.

On February 24, 2026, we were notified by the Staff of Nasdaq that the closing bid price of our common stock had been $1.00 per share or greater for at least 10 consecutive business days, from February 6, 2026 to February 23, 2026. Accordingly, we have regained compliance with the Bid Price Requirement.

Although we regained compliance with the Bid Price Requirement following the reverse stock split, there can be no assurance that we will continue to meet the Bid Price Requirement, or any other Nasdaq continued listing requirements, in the future. If we fail to meet any of these requirements, including the Bid Price Requirement, Nasdaq may again notify us that we have failed to meet the minimum listing requirements and initiate the delisting process. If our common stock were delisted from Nasdaq, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board, but there can be no assurance that our common stock will be eligible for trading on such alternative exchange or market. Additionally, if our common stock were delisted from Nasdaq, the liquidity of our common stock would be adversely affected, the market price of our common stock could decrease, our ability to obtain sufficient additional capital to fund our operations and to continue to operate as a going concern would be substantially impaired and transactions in our common stock could lose federal preemption of state securities laws. Furthermore, there could also be a further reduction in our coverage by securities analysts and the news media and broker-dealers may be deterred from making a market in or otherwise seeking or generating interest in our common stock, which could cause the price of our common stock to decline further. Moreover, delisting may also negatively affect our collaborators’, vendors’, suppliers’ and employees’ confidence in us and employee morale.

The market price of our common stock may be volatile, which could result in substantial losses for investors.
Shares of our common stock were offered in our IPO in July 2021 at a price of $104.00 per share and between the date of our IPO and March 6, 2026, the closing price per share of our common stock has ranged from as low as $2.00 to as high as $187.20. Some of the factors that may cause the market price of our common stock to fluctuate include:

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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of March 6, 2026, we have 5,289,675 shares of common stock outstanding. All of these shares may be resold in the public market immediately, unless held by our affiliates who are subject to volume limitations under Rule 144. As of March 6, 2026, we also have pre-funded warrants to purchase up to an aggregate of 416,673 shares of common stock outstanding. We may not effect the exercise of any pre-funded warrant, and a holder will not be entitled to exercise any portion of any pre-funded warrant if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election upon 61 days’ notice to us subject to the terms of such pre-funded warrants, provided that such percentage may in no event exceed 19.99%.

Moreover, as of December 31, 2025, certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. On May 9, 2023, we registered an aggregate of 1,543,950 shares of common stock held by holders with registration rights, for resale, pursuant to a registration statement on Form S-3. In addition, we have entered into the Sales Agreement with TD Cowen to offer and sell shares of our common stock having an aggregate offering price of up to $100,000,000, from time to time, through an at-the-market offering program. We also registered an aggregate of 1,737,094 shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Insiders have substantial influence over us, which could limit your ability to affect the outcome of key transactions, including a change of control.
Our directors and executive officers and their affiliates beneficially own shares representing approximately 25% of our outstanding common stock as of March 6, 2026. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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
We are an “emerging growth company,” as defined in the JOBS Act and we may remain an emerging growth company (an "EGC") until December 31, 2026. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX Section 404"), not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

In addition, the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an EGC to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period, or (ii) no longer qualify as an emerging growth company. Therefore, the reported results of operations contained in our financial statements may not be directly comparable to those of other public companies.

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

Potential clinical trial or product liability lawsuits against us could cause us to incur substantial liabilities and, if we continue to progress the development of our product candidates, could limit commercialization of any products that we may develop.
If we continue to progress the development of our product candidates, the use of any product candidates we may develop in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of clinical trial and product liability claims. Clinical trial or product liability claims might be brought against us by patients, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, clinical trial or product liability claims may result in:

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
Item 2. Properties.
Our corporate headquarters is located at 234 Church Street, New Haven, CT 06510, where we lease and occupy 4,500 square feet of office space. The current term of our lease in New Haven expires September 30,

2027. We believe that this office space is sufficient to meet our current needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.
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
Item 4. Mine Safety Disclosures.
Not Applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is currently listed on the Nasdaq Capital Market under the symbol “RLYB.”
Stockholders
As of December 31, 2025, there were 12 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information provided in the following table is as of December 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights and outstanding nonvested restricted stock units (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (3)
Equity compensation plans approved by security holders	666,883	$43.42	684,971
Equity compensation plans not approved by security holders	—	—	—

(1)Reflects 628,280 shares of common stock to be issued upon exercise of outstanding options under our 2021 Equity Incentive Plan and 38,603 outstanding restricted stock units that were issued under the 2021 Equity Incentive Plan.
(2)The weighted-average exercise price is calculated based on the exercise prices of outstanding options and does not include outstanding restricted stock units (which have no exercise price).
(3)Includes 590,690 shares available for future issuance under the 2021 Equity Incentive Plan and 94,281 shares available for future issuance under the 2021 Employee Stock Purchase Plan. The number of shares of our common stock delivered in satisfaction of awards under the 2021 Equity Incentive Plan will not be reduced by (i) any shares withheld by us in payment of the exercise price or purchase price of an award or in satisfaction of tax withholding requirements or (ii) any shares underlying any portion of an award that is settled in cash or that expires, becomes unexercisable, terminates or is forfeited to or repurchased by us without the delivery (or retention, in the case of restricted or unrestricted stock) of shares of our common stock. The number of shares available for delivery under the 2021 Equity Incentive Plan will not be increased by any shares that have been delivered under the 2021 Equity Incentive Plan and are subsequently repurchased using proceeds directly attributable to stock option exercises. In addition, the number of shares reserved for issuance under the 2021 Equity Incentive Plan automatically increases on January 1st of each year from 2022 to 2031 by the lesser of (i) five percent of the number of shares of the Company's common stock outstanding as of such date and (ii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date. The number of shares reserved for issuance under the 2021 Employee Stock Purchase Plan automatically increases on January 1st of each year from 2022 to 2031 by the lesser of (i) one percent of the number of shares of the Company's common stock outstanding as of such date (ii) 72,831 shares of the Company's common stock, and (iii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date (up to a maximum of 764,725 in the aggregate).
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

Our Business
We are a clinical-stage biotechnology company comprised of experienced biopharma industry leaders with extensive research, development, and rare disease expertise with a mission to develop and commercialize life-transforming therapies for patients with severe and rare diseases. Our lead program, RLYB116, is a differentiated complement C5 inhibitor with the potential to treat diseases of complement dysregulation. In addition, RLYB332, a long-acting MTP-2 antibody for the treatment of diseases of iron overload is currently in preclinical development.

Recent Developments
On March 1, 2026, we entered into the Merger Agreement with Candid, a clinical-stage biotechnology company advancing a leading portfolio of TCE therapeutics for autoimmune diseases, and Merger Sub, a wholly owned subsidiary of Rallybio. Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, Merger Sub will be merged with and into Candid, with Candid surviving as a wholly owned subsidiary of Rallybio. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

Concurrently with the execution and delivery of the Merger Agreement, certain investors entered into subscription agreements with Candid, pursuant to which such investors have agreed to purchase, immediately prior to the Merger, shares of Candid common stock representing an aggregate commitment of approximately
$505.5 million in the Concurrent Financing. The shares of Candid common stock that are issued in the Concurrent Financing will be or will have the right to be, respectively, converted into shares of Rallybio Common Stock in the Merger.

Subject to the terms and conditions of the Merger Agreement, at the Effective Time, (a) each then-outstanding share of common stock or preferred stock of Candid (each such share, a “Candid Share”) (excluding any share described in clauses (b) or (c) below and Candid Shares held by stockholders who have exercised and perfected appraisal rights for such shares) will be converted into the right to receive a number of shares of Rallybio Common Stock, calculated in accordance with the Exchange Ratio, (b) each Candid Share issued in the Concurrent Financing will be converted into the right to receive a number of shares of Rallybio Common Stock calculated in accordance with the Merger Agreement, (c) any Candid Shares held as treasury shares or held or owned by Rallybio, Merger Sub or any subsidiary of Rallybio or Candid immediately prior to the Effective Time will be canceled and shall cease to exist, and no consideration shall be delivered in exchange therefor. Each then-outstanding option to purchase Candid Shares will be converted into an option to purchase Rallybio Common Stock, subject to adjustment as set forth in the Merger Agreement.

Under the Exchange Ratio and Concurrent Financing Exchange Ratio formulas in the Merger Agreement, immediately after the Closing, on a pro forma basis and based upon the number of shares of Rallybio Common Stock expected to be issued in connection with the Merger, pre-Merger equityholders of Candid (other than investors in the Concurrent Financing) are expected to own approximately 57.55% of the combined company, pre-Merger equityholders of Rallybio are expected to own approximately 3.65% of the combined company and the Investors in the Concurrent Financing are expected to own approximately 38.80% of the combined company (assuming proceeds from the Concurrent Financing of $505.5 million), in each case, calculated on a fully diluted basis, using the treasury stock method, and subject to certain assumptions, including (i) a valuation for Rallybio of $47.5 million (assuming Rallybio Net Cash of $37.5 million as of the Closing), (ii) a fixed valuation for Candid of $750.0 million, and (iii) the relative capitalization of Rallybio and Candid. The percentage of the combined company that each party’s equity holders will own following the Closing is subject to certain adjustments as described in the Merger Agreement, including the amount of the final Rallybio Net Cash at Closing.

Immediately prior to the Effective Time, Rallybio and a rights agent are expected to enter into a CVR Agreement, pursuant to which holders of record of certain Rallybio securities as of the close of business on the last business day prior to the day on which the Effective Time occurs will receive one CVR for each outstanding share of Rallybio Common Stock, prefunded warrant, Rallybio restricted stock unit or In the Money Parent Option (as defined in the CVR Agreement) held as of such date. Pursuant to the CVR Agreement, each CVR holder will be entitled to receive their pro rata share of (i) all of the net proceeds (including cash the value of stock to the extent listed on a national exchange, at the time of disposition), if any, received by Rallybio as a result of payments made to Rallybio of any upfront, milestone, royalty and other payments received under any disposition agreement related to Rallybio’s Legacy Assets, and (ii) all of the cash proceeds, if any, received from Recursion under the Membership Interest Purchase Agreement, dated July 8, 2025, by and among Recursion, Exscientia Ventures I, Inc., Rallybio Corporation and Rallybio IPB, LLC. For a period of one year after the Closing Date, Rallybio will use commercially reasonable efforts to effect the disposition of the Legacy Assets. Such net proceeds will be subject to certain permitted deductions, including for applicable tax payments, certain expenses incurred or other liabilities borne by Rallybio or its affiliates in respect of the Legacy Assets, and losses incurred by Rallybio or its affiliates due to a third-party proceeding in connection with such disposition.

We completed a confirmatory PK and PD study of RLYB116 in healthy volunteers in 2025 and reported data in the first quarter of 2026.

In July 2025, we entered into a Membership Interest Purchase Agreement (the “ENPP1 Purchase Agreement”) with Recursion Exscientia Ventures I, Inc., an indirect wholly-owned subsidiary of Recursion (“Buyer”) and Rallybio IPB, LLC, a wholly-owned subsidiary of Rallybio Corporation to sell our interest in REV102, an ENPP1 inhibitor in preclinical development for the treatment of patients with HPP, to Buyer (a subsidiary of our joint venture partner Recursion) (the "JV Sale"). In connection with the JV Sale, we received a total of $20.0 million in the third quarter of 2025 including $7.5 million from an upfront payment and $12.5 million from a milestone payment related to the initiation of additional preclinical studies. We are eligible to receive a $5.0 million milestone payment in connection with the initiation of dosing in a Phase 1 clinical study, as defined in the ENPP1 Purchase Agreement and low single-digit royalties on all future net sales by Recursion of products comprising or incorporating certain compounds developed by REV-I. We may also be eligible to receive certain payments in the event of Recursion’s sale of the REV102 program.

In April 2025, we announced the discontinuation of our RLYB212 program for the prevention of FNAIT based on PK data from the Phase 2 clinical trial that demonstrated an inability of the RLYB212 dose regimen to achieve predicted target concentrations, as well as the minimum target concentration required for efficacy.

Complement Dysregulation
RLYB116 is an innovative, once-weekly, small volume, subcutaneously injected inhibitor of C5 in development for the treatment of patients with complement-related diseases. We have completed two Phase 1 clinical trials in healthy participants that included the study of RLYB116 as both a SAD and a MAD. After the first Phase 1 clinical trial, we completed manufacturing process enhancements that were designed to improve the tolerability of RLYB116. In 2025, we completed the confirmatory Phase 1 clinical trial evaluating the PK/PD properties of RLYB116. The confirmatory trial achieved its two key objectives including: a significant improvement in the tolerability of RLYB116 and demonstration of complete and sustained inhibition of terminal complement. These results support the study of RLYB116 as a potential best-in-class therapeutic for multiple complement mediated diseases.

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

In December 2022, we entered into a strategic alliance to discover, develop, and commercialize novel antibody-based therapeutics for rare diseases. This multi-year, multi-target collaboration combined AbCellera Biologics Inc.'s ("AbCellera's") antibody discovery engine with our clinical and commercial expertise in rare diseases to identify optimal clinical candidates with a goal of delivering therapies to patients.
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

Since our inception, we have funded our operations primarily through equity financings. From our inception and prior to our initial public offering ("IPO"), we received proceeds of approximately $182.5 million from equity financings. In August 2021, we closed our IPO and issued and sold 891,250 shares of common stock, inclusive of 116,250 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $104.00 per share. We received net proceeds of approximately $83.0 million, after deducting underwriting discounts and commissions and other offering costs.

In November 2022, we completed a follow-on offering of approximately $54.8 million pursuant to which we issued 725,456 shares of common stock, inclusive of 100,456 shares of common stock sold pursuant to the partial exercise of the underwriters' option to purchase additional shares at a price of $48.00 per share and to certain investors in lieu of common stock, pre-funded warrants to purchase up to an aggregate of 416,673 shares of common stock at a price of $47.9992, which represents the per share public offering price for the shares less the $0.0008 per share exercise price for each pre-funded warrant. The net proceeds from the November 2022 follow-on offering were approximately $50.8 million, after deducting underwriting discounts and commissions and other offering costs.

In April 2024, we entered into a securities purchase agreement (the "JJDC Securities Purchase Agreement") with Johnson & Johnson Innovation – JJDC, Inc. ("JJDC"), pursuant to which we sold to JJDC, in an unregistered offering, 454,545 shares of our common stock at a price of $14.56 per share, which represented a 10% premium on our closing stock price on April 9, 2024, for aggregate gross proceeds of approximately $6.6 million, before deducting offering expenses. We agreed, among other things, to file with the SEC a registration statement covering the resale of the shares, which we filed on May 10, 2024.

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

As of December 31, 2025, we had cash, cash equivalents and marketable securities of $54.7 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements into 2028, although we anticipate that the proposed merger with Candid will be completed in 2026. See “—Liquidity and Capital Resources.”

We have incurred significant operating losses since inception, including net losses of $9.0 million and $57.8 million for the years ended December 31, 2025 and 2024, respectively. Our loss for the year ended December 31, 2025 included a $23.0 million gain in connection with the JV Sale in 2025. As of December 31, 2025, we had an accumulated deficit of $302.0 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We have not commercialized any products and have never generated revenue from the commercialization of any product. If we are unable to complete the proposed transaction with Candid, we may need to raise additional capital. There can be no assurances, however, that additional funding will be available on terms acceptable to us, or at all.
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

In April 2024, we also entered into the JJDC Securities Purchase Agreement. Under the terms of the JJDC Securities Purchase Agreement, JJDC made an equity investment purchasing 454,545 shares of common stock with a par value of $0.0001 per share for a share purchase price of $14.56 per share which includes a 10% premium for an aggregate purchase price of $6.6 million. The JJDC Securities Purchase Agreement contains provisions related to the registration of the shares and the restriction on the sale or transfer of the shares for a period of time. We determined the J&J Collaboration Agreement and JJDC Securities Purchase Agreement represented combined agreements. In accordance with Accounting Standards Codification 606, Revenue Recognition and Accounting Standards Codification Topic 820, Fair Value Measurement, total consideration of $1.2 million for the shares of common stock from the JJDC Securities Purchase Agreement, which represents the premium of $0.7 million and discount for lack of marketability of $0.5 million, has been allocated to revenue and will be recognized over the two year expected performance period.

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

The successful development of any product candidate is highly uncertain. If we are unable to complete the proposed transaction with Candid and continue to progress our product candidates, we will need to raise substantial additional capital in the future to fund the future development of our current programs. We intend to focus our near term research and development efforts on completing the ongoing activities and preparing our programs for a potential transaction or sale.

General and Administrative Expenses
General and administrative expenses consist primarily of salaries, benefits and share-based compensation for our personnel in executive, legal, business development, finance and accounting, and other administrative functions. General and administrative expenses also include legal fees relating to intellectual property and corporate matters, professional fees paid for accounting, auditing, tax and consulting services, insurance costs, travel expenses and direct and allocated facility costs not otherwise included in research and development expenses. We expect our general and administrative expenses to increase in the short term in connection with activities to support the completion of the potential transaction with Candid.

Total Other Income, Net
Total other income, net, includes interest income earned on cash, cash equivalents and marketable securities, and income and expense items, including income related to the proceeds from the JV Sale.

Loss on Investment in Joint Venture
We recognize the pro-rata share of losses in the joint venture with Recursion (as successor in interest to Exscientia) on the consolidated statements of operations and comprehensive loss within the loss on investment in joint venture line item, with a corresponding change to the joint venture investment asset on the consolidated balance sheets for equity method investments for which we do not have a controlling interest in. In July 2025, we sold our interest in REV102 to Recursion.

Comparison of the years ended December 31, 2025 and 2024
The following table summarizes our results of operations:

	FOR THE YEAR ENDED DECEMBER 31,
(in thousands)	2025	2024	CHANGE
Revenue:
Collaboration and license revenue	$858	$636	$222
Total revenue	858	636	222
Operating expenses:
Research and development	19,597	41,507	(21,910)
General and administrative	14,325	19,625	(5,300)
Total operating expenses	33,922	61,132	(27,210)
Loss from operations	(33,064)	(60,496)	27,432
Total other income, net	24,960	4,960	20,000
Loss before equity in losses of joint venture	(8,104)	(55,536)	47,432
Loss on investment in joint venture	874	2,239	(1,365)
Net loss	$(8,978)	$(57,775)	$48,797
Revenue
Collaboration and license revenue was $0.9 million for the year ended December 31, 2025, compared to $0.6 million for the year ended December 31, 2024. The increase of $0.2 million in 2025 as compared to 2024 was due to our entrance into the J&J Collaboration Agreement in the second quarter of 2024 and the recognition of revenue related to the collaboration performance obligations.
Operating Expenses
Research and Development Expenses
The following table summarizes our research and development costs for each of the periods presented:

	FOR THE YEAR ENDED DECEMBER 31,
(in thousands)	2025	2024	CHANGE
Direct research and development by program
RLYB212	$6,291	$21,287	$(14,996)
RLYB116	3,786	4,841	(1,055)
Other program candidates	(29)	1,901	(1,930)
Other unallocated research and development costs
Personnel expenses (including share-based compensation)	8,798	12,488	(3,690)
Other expenses	751	990	(239)
Total research and development expenses	$19,597	$41,507	$(21,910)
Research and development expenses were $19.6 million for the year ended December 31, 2025, compared to $41.5 million for the year ended December 31, 2024. The decrease of $21.9 million was primarily due to:
▪a $15.0 million decrease in costs related to the development of RLYB212, primarily related to a decrease in clinical development costs, manufacturing costs and other related development costs as a result of our discontinuation of the FNAIT program in April 2025;
▪a $1.1 million decrease in costs related to the development of RLYB116, primarily related to a decrease in manufacturing costs; which were partially offset by an increase in clinical development costs and other related development costs;

▪a $1.9 million decrease in costs related to the development of other program candidates, primarily related to RLYB332 manufacturing costs and other related development costs; and
▪a $3.7 million decrease in payroll and personnel-related expenses, primarily due to lower ongoing headcount during the year ended December 31, 2025 as compared to the same period in 2024; offset by an increase in personnel-related expenses due to the severance expense recognized in the second quarter of 2025 in connection with the workforce reduction, effective May 2, 2025.
General and Administrative Expenses
General and administrative expenses were $14.3 million for the year ended December 31, 2025, compared to $19.6 million for the year ended December 31, 2024. The decrease of $5.3 million was primarily due to:
▪a $4.7 million decrease in personnel-related expenses, primarily related to lower ongoing headcount during the year ended December 31, 2025 as compared to the same period in 2024; offset by an increase in personnel-related expenses due to severance expense recognized in the second quarter of 2025 in connection with the workforce reduction, effective May 2, 2025; and
▪a $0.6 million decrease primarily related to professional fees and other related general and administrative expenses; offset by an increase in legal fees.

Total Other Income, Net
Total other income, net, for the year ended December 31, 2025 was $25.0 million compared to $5.0 million for the year ended December 31, 2024. The increase in total other income of $20.0 million was primarily related to an increase in other income related to the JV Sale; offset by a decrease in interest income from marketable securities due to a lower excess cash balance.
Loss on Investment in Joint Venture
Loss on investment in joint venture for the year ended December 31, 2025 was $0.9 million compared to $2.2 million for the year ended December 31, 2024. The change was primarily due to the sale of our interest in REV102 in July 2025.
Liquidity and Capital Resources
Sources of Liquidity
On February 6, 2026, we executed a reverse stock split of our issued and outstanding common stock, par value $0.0001, at a ratio of 1-for-8 with a record date of December 30, 2025 (the “Reverse Stock Split”). All common stock, per share and related information included below have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split.

Since our inception, we have funded our operations primarily through equity financings. From our inception and prior to our IPO, we received proceeds of approximately $182.5 million from equity financings. In August 2021, we closed our IPO and issued and sold 891,250 shares of common stock, inclusive of 116,250 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $104.00 per share. We received net proceeds of approximately $83.0 million, after deducting underwriting discounts and commissions and other offering costs.

In August 2022, we filed a Registration Statement on Form S-3 (the “Shelf”) with the SEC in relation to the registration and potential future issuance of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $300.0 million. The Shelf was declared effective on August 15, 2022. Pursuant to General Instruction I.B.6 to Form S-3 (“Instruction I.B.6”), a company with a public float of less than $75.0 million measured at certain time periods may not issue securities under Registration Statements on Form S-3 in excess of one-third of its public float in a 12-month period. We are subject to the limitations of Instruction I.B.6, which may limit the amount of funds we can raise using the Shelf or any other Registration Statement on Form S-3. In connection with the Shelf, we also simultaneously entered into a Sales Agreement with TD Securities (USA) LLC (f/k/a Cowen and Company, LLC) ("TD Cowen"), which was amended on March 13, 2025 (as amended, the "Sales Agreement"). In accordance with the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to

$9.55 million from time to time at prices through TD Cowen acting as our agent. Pursuant to the Sales Agreement, sales of our common stock, if any, will be made in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the "Securities Act"). Under the Sales Agreement, TD Cowen will be entitled to compensation equal to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. As of December 31, 2025, we had not sold any shares of common stock pursuant to the Sales Agreement.

In November 2022, we completed a follow-on offering of approximately $54.8 million consisting of 725,456 shares of common stock, inclusive of 100,456 shares of common stock sold pursuant to the partial exercise of the underwriters' option to purchase additional shares at the price of $48.00 per share, and to certain investors in lieu of common stock, pre-funded warrants to purchase up to an aggregate of 416,673 shares of common stock at a price of $47.9992, which represents the per share public offering price for the shares less the $0.0008 per share exercise price for each pre-funded warrant. The net proceeds from the November 2022 follow-on offering were approximately $50.8 million, after deducting underwriting discounts and commissions and other offering costs.

In April 2024, we entered into the JJDC Securities Purchase Agreement, pursuant to which we sold to JJDC in an unregistered offering, 454,545 shares of our common stock at a price of $14.56 per share, which represented a 10% premium on our closing stock price on April 9, 2024, for aggregate gross proceeds of approximately $6.6 million, before deducting offering expenses. We agreed, among other things, to file with the SEC a registration statement covering the resale of the shares within 120 days following the closing of the offering. We filed this registration statement on May 10, 2024.

In July 2025, we announced that we had entered into the ENPP1 Purchase Agreement to sell our interest in REV102, an ENPP1 inhibitor in preclinical development for the treatment of patients with HPP, to Buyer (a subsidiary of our joint venture partner, Recursion). In the third quarter of 2025, we received a total of $20.0 million in connection with the JV Sale, including $7.5 million from an upfront payment and $12.5 million from a milestone payment related to the initiation of additional preclinical studies. We are eligible to receive a $5.0 million milestone cash payment in connection with the initiation of dosing in a Phase 1 clinical study, as defined in the ENPP1 Purchase Agreement and low single-digit royalties on all future net sales by Recursion of products comprising or incorporating certain compounds developed by REV-I. We may also be eligible to receive certain payments in the event of Recursion’s sale of the REV102 program.

As of December 31, 2025, we had $54.7 million of cash, cash equivalents and marketable securities.
Uses of Liquidity
We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years. See "Contractual Obligations" below.
Funding Requirements
We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months of the filing of this Annual Report on Form 10-K, and we anticipate that the proposed merger with Candid will be completed in 2026.
Because of the numerous risks and uncertainties, length of time and scope of activities associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the actual amount of funds we will require for development, approval and any approved marketing and commercialization activities. Our future capital requirements will depend primarily on our ability to complete the proposed transaction with Candid.

If we do not complete the proposed transaction with Candid and until such time, if ever, as we generate significant revenue from product sales, we expect to finance our operations through the sale of equity, debt financings, marketing and distribution arrangements and collaborations, strategic alliances and licensing arrangements or other sources. We currently have no credit facility or committed sources of capital. Any future sales of equity will result in dilution to our existing stockholders. If we raise additional funds through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and we may need to dedicate a substantial additional portion of any operating cash flows to the payment of principal and interest on such indebtedness. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, intellectual property, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate product candidate development or future commercialization efforts.
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	FOR THE YEAR ENDED DECEMBER 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(29,813)	$(49,282)
Net cash provided by investing activities	47,268	33,492
Net cash provided by financing activities	16	5,199
Net increase (decrease) in cash and cash equivalents	$17,471	$(10,591)
Operating Activities
During the year ended December 31, 2025, net cash used in operating activities was $29.8 million as compared to $49.3 million for the year ended December 31, 2024. The decrease in net cash used in operating activities was primarily related to a decrease in research and development and general and administrative activities and changes in working capital.
Investing Activities
Net cash provided by investing activities was $47.3 million for the year ended December 31, 2025 as compared to $33.5 million for the year ended December 31, 2024. The increase of $13.8 million in net cash provided by investing activities was primarily related to proceeds of $46.5 million from maturities of highly-rated debt securities, in addition to an increase of $18.5 million primarily related to the proceeds of $20.0 million from the JV Sale, partially offset by purchases of highly-rated debt securities of $17.7 million during the year ended December 31, 2025, as compared to proceeds from maturities of highly-rated debt securities of $84.4 million, partially offset by purchases of highly-rated debt securities of $48.9 million during the year ended December 31, 2024.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2025 was $16 thousand, representing proceeds from the issuance of common stock under the stock purchase plan. Net cash provided by financing activities for the year ended December 31, 2024 was $5.2 million, primarily representing proceeds from the issuance of common stock pursuant to the JJDC Securities Purchase Agreement, after deducting offering costs and accounting for the total consideration allocation related to the J&J Collaboration Agreement of $1.2 million.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2025:

	PAYMENTS DUE BY PERIOD
(in thousands)	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
Operating lease obligations	$190	$106	$84	$—	$—
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
Critical Accounting Estimates
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
Share-Based Compensation
We account for share-based compensation in accordance with the Accounting Standards Codification 718, Compensation—Stock Compensation. Generally, share-based compensation is measured at the grant date for all equity-based awards made to employees based on the fair value of the awards and is recognized over the requisite service period, which is generally the vesting period. Share-based compensation for awards with performance conditions are recognized over the service period when achievement of the performance condition is probable. We have elected to recognize the actual forfeitures by reducing the share-based compensation in the same period as the forfeitures occur. We classify share-based compensation in the consolidated statements of operations and comprehensive loss in the same manner in which the award recipients’ payroll costs are classified.

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
Emerging Growth Company and Smaller Reporting Company
As an EGC under the JOBS Act, we may delay the adoption of certain accounting standards until such time as those standards apply to private companies. Other exemptions and reduced reporting requirements under the JOBS Act, for EGCs include presentation of only two years of audited financial statements in a registration statement for an IPO, an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation, and less extensive disclosure about our executive compensation arrangements. Additionally, the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an EGC to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an EGC. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies. Therefore, the reported results of operations contained in our consolidated financial statements may not be directly comparable to those of other public companies.

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
Off-Balance Sheet Arrangements
As of December 31, 2025 and 2024, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Recently Issued Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations and footnote disclosures is disclosed in Note 2 “Summary of Significant Accounting Policies Basis of Presentation and Principles of Consolidation” to our consolidated financial statements for the year ended December 31, 2025 appearing elsewhere in this Annual Report on Form 10-K.
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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Internal Control Over Financial Reporting
Management's Annual Report on Internal Control over Financial Reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the results of its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Internal control over financial reporting includes policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with the authorization of its management and directors; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on its financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
Item 9B. Other Information.
Director and Officer Trading Arrangements
During the fourth quarter of 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act, as amended) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.

BOARD COMPOSITION AND STRUCTURE
Our certificate of incorporation states that the Board of Directors shall consist of not fewer than three and not more than fifteen members, and the precise number of directors shall be fixed by a resolution of the Board of Directors. Each director shall hold office until his or her successor is duly elected and qualified or until his or her earlier death, resignation or removal. Our certificate of incorporation provides that our directors may be removed only for cause by the affirmative vote of the holders of at least seventy-five percent (75%) of the voting power of the outstanding shares of capital stock of the Company entitled to vote generally in the election of directors, voting together as a single class, at a meeting of the stockholders called for that purpose. Any vacancy in the Board of Directors, including a vacancy that results from an increase in the number of directors, may be filled by a vote of the majority of the directors then in office.
Our certificate of incorporation provides that the Board of Directors is divided into three classes of directors. Each of our directors identified below serves in the class indicated. Subject to any earlier death, resignation or removal in accordance with the terms of our restated certificate of incorporation and bylaws, our Class II directors are currently serving until the 2026 annual meeting and will be those who are re-elected at the 2026 Annual Meeting of stockholders will serve until the 2029 annual meeting of stockholders; our Class III directors will serve until the 2027 annual meeting of stockholders; and our Class I directors will serve until the 2028 annual meeting of stockholders. Any additional directorships resulting from an increase in the number of directors will be apportioned by the Board of Directors among the three classes.
It is the Board of Directors’ policy that directors should possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interests of the Company’s stockholders. The Board of Directors believes that the directors should possess a combination of skills, professional experience and diversity of viewpoints necessary to oversee the Company’s business. Accordingly, the Board of Directors considers the qualifications of directors and director candidates individually and in the broader context of its overall composition and the Company’s current and future needs.
The Board of Directors is currently comprised of ten members. Below is a list of the names, ages as of March 6, 2026, and classification of the individuals who currently serve as our directors.

Name	Age	Director Since	Position and Class
Martin W. Mackay, Ph.D.	69	2018	Chairman (Class I - term will expire 2028)
Paula Soteropoulos	58	2020	Director (Class I - term will expire 2028)
Stephen Uden, M.D.	68	2023	Director (Class II - term will expire 2026)
Helen M. Boudreau, M.B.A.	60	2020	Director (Class II - term will expire 2026)
Lucian Iancovici, M.D.	43	2020	Director (Class II - term will expire 2026)
Christine A. Nash, M.B.A.	53	2022	Director (Class II - term will expire 2026)
Wendy K. Chung M.D., Ph.D.	57	2022	Director (Class III - term will expire 2027)
Robert Hopfner, R.Ph., Ph.D., M.B.A.	53	2020	Director (Class III - term will expire 2027)
Ronald Hunt, M.B.A.	61	2018	Director (Class III - term will expire 2027)
Hui Liu, Ph.D., M.B.A.	53	2022	Director (Class III - term will expire 2027)

DIRECTOR BIOGRAPHIES
Information concerning our directors is set forth below. The biographical description of each director includes the specific experience, qualifications, attributes and skills that led to the Board of Directors’ conclusion at the time of filing of this Annual Report on Form 10-K statement that each person listed below should serve as a director.
Class I Directors (Term Expires at 2028 Annual Meeting)
Martin W. Mackay, Ph.D., is a co-founder of Rallybio and Chairman of the Board of Directors. From January 2018 until August 2023, Dr. Mackay served as Chief Executive Officer and Chairman of the Board of Directors of Rallybio, and from August 2023 until December 2024 he served as Executive Chairman. From March 2013 to December 2017, Dr. Mackay served as the Executive Vice President and Global Head of Research &

Development at Alexion Pharmaceuticals, Inc., and from July 2010 to January 2013, Dr. Mackay served as the President of Research & Development at AstraZeneca PLC. Prior to AstraZeneca, Dr. Mackay worked at Pfizer, Inc., for 15 years where he held positions of increasing responsibility, including president, head of pharmatherapeutics research and development. Dr. Mackay currently serves on the board of directors of Charles River Laboratories International, Inc. and Sail Biomedicines. He previously served as a director of 5AM Acquisition Co. from October 2020 until April 2022. Dr. Mackay served on board of Novo Nordisk from 2018 through 2025, and on the board of SpringWorks Therapeutics through its acquisition by Merck KGaA in 2025. Dr. Mackay received a BSc First Class in microbiology from Heriot-Watt University and a Ph.D. in molecular genetics from the University of Edinburgh. We believe Dr. Mackay is qualified to serve on our Board of Directors because of his extensive experience serving on other boards and leading research and development organizations at both global pharmaceutical and biotechnology companies, which provides our Board of Directors with a valuable combination of expertise.
Paula Soteropoulos has served as a member of our Board of Directors since October 2020. Ms. Soteropoulos currently serves as Chairman of Ensoma, a private venture-backed company, and serves on the board of Directors of Metri Bio and Dianthus Therapeutics, Inc. She previously served as Chief Executive Officer and President of Akcea Therapeutics, Inc. a biopharmaceutical company, from January 2015 to September 2019, where she was also a member of the board of directors. Prior to Akcea, Ms. Soteropoulos served as Senior Vice President and General Manager, Cardiometabolic Business and Strategic Alliances at Moderna Therapeutics Inc., and prior to Moderna, she served in various roles of increasing responsibility at Genzyme Corporation, including Vice President and General Manager, Cardiovascular, Rare Diseases. Ms. Soteropoulos served for 11 years on the board of directors of uniQure N.V. Ms. Soteropoulos also serves on advisory boards of Chiesi USA and Kyowa Kirin North America. Ms. Soteropoulos earned both a B.S. in chemical and biochemical engineering and an M.S. in chemical and biochemical engineering from Tufts University, and holds an executive management certificate from the Darden Graduate School of Business at the University of Virginia. Ms. Soteropoulos serves on the Advisory Board for the Chemical and Biological Engineering Department of Tufts University. We believe Ms. Soteropoulos is qualified to serve on our Board of Directors because of her extensive experience in the biotechnology industry, her executive leadership experience and her service on the board of directors of other public and private biopharmaceutical companies.
CURRENT DIRECTORS NOT STANDING FOR ELECTION AT THE ANNUAL MEETING
Class II Directors (Term Expires at 2026 Annual Meeting)
Stephen Uden, M.D., is a co-founder of, and has been Chief Executive Officer and President, and a director of, Rallybio since August 2023. From January 2018 until August 2023, Dr. Uden served as President, Chief Operating Officer and Chief Scientific Officer of Rallybio. Previously, Dr. Uden served as Senior Vice President, Research at Alexion from June 2014 to October 2017. Prior to Alexion, Dr. Uden served in various leadership roles in the research organizations of Novartis (Japan), Wyeth (Japan), Neurogen and Pfizer. Dr. Uden received a BSc in biochemistry and an M.B., B.S. in medicine from the University of London. We believe Dr. Uden is qualified to serve on our Board of Directors because of his executive management experience and research and scientific expertise at global pharmaceutical and biotechnology companies.
Helen M. Boudreau, M.B.A., has served as a member of our Board of Directors since September 2020. Since 2020, she has been Managing Director of Estuary Ventures LLC, providing board and advisory services. Previously, she served as Chief Financial Officer from July 2017 to June 2018 and as a board member from February 2016 to July 2017 of Proteostasis Therapeutics, Inc. From October 2014 to June 2017, Ms. Boudreau served as Chief Financial Officer of FORMA Therapeutics, Inc., and from September 2008 to September 2014, Ms. Boudreau served in senior finance roles at Novartis AG, including Chief Financial Officer Novartis Corporation US and Chief Financial Officer Global Oncology. Prior to Novartis, Ms. Boudreau served in roles of increasing responsibility in strategy and finance at Pfizer Inc. ("Pfizer") from April 1999 to September 2008, including Vice President Finance Customer Business Unit and Commercial Operations and Vice President Finance, Pfizer Global Research and Development. Earlier in her career, Ms. Boudreau worked at PepsiCo Inc. and YUM! Brands, Inc., McKinsey & Company and Bank of America Corporation. Ms. Boudreau currently serves as a board member of Shattuck Labs Inc. Ms. Boudreau previously served on the board of directors of Premier, Inc., Cara Therapeutics, Inc., Evaxion Biotech A/S, Proteostasis Therapeutics, Inc. and Reunion Neuroscience Inc. Ms. Boudreau earned a B.A. in Economics from the University of Maryland, where she graduated summa cum laude, and an M.B.A. from the Darden Graduate School of Business at the University of Virginia. Ms. Boudreau is Directorship Certified® by the National Association of Corporate Directors ("NACD") and earned the CERT Certificate in Cybersecurity Oversight from Carnegie Mellon University Software Engineering Institute and NACD. We believe Ms. Boudreau is qualified to serve on our Board of Directors because of her financial expertise and extensive experience as an executive and director with biotechnology companies.
Lucian Iancovici, M.D., has served as a member of our Board of Directors since May 2020. Dr. Iancovici is currently a Partner of TPG, a global alternative asset manager, where he has worked since January 2018. From September 2012 to October 2017, Dr. Iancovici served as the head of the Qualcomm Life Fund, a venture fund focused on investing in digital health technologies. From January 2015 to October 2017, Dr. Iancovici was a general partner at dRx Capital, a joint venture investment company launched by Novartis and Qualcomm. From 2011 to 2012, Dr. Iancovici was an associate at McKinsey & Company. Dr. Iancovici currently serves on the board of directors of Sionna Therapeutics, Inc. and on the boards of directors of several private companies. He is a board-certified internal medicine doctor, who trained at Columbia University Medical Center in New York prior to joining McKinsey & Company. Dr. Iancovici received his B.A. in economics and an M.D., both from Tufts University. We believe that Dr. Iancovici is qualified to serve on our Board of Directors because of his extensive experience in the venture capital industry, and his medical and scientific background and training.
Christine A. Nash, M.B.A., has served as a member of our Board of Directors since April 2022. Since April 2018, Ms. Nash has been a principal at Chatiemac Consulting, LLC, a firm that provides strategic and commercial planning guidance to biotechnology companies and investors focused on the development of medications for rare diseases. From September 2021 until September 2022, Ms. Nash served as Board Chair and senior advisor to the President and Chief Executive Officer of The CM Group, an integrated healthcare agency focused on providing scientific and commercialization strategies and services to life sciences companies, where she also served as a member of the Board of Directors from August 2019 until September 2022. From 2007 to 2015, Ms. Nash held positions of increasing responsibility at Hyperion Therapeutics, Inc., including as Senior Vice President and Chief Commercial Officer since May 2012. Prior to Hyperion, from 2004 to 2007, Ms. Nash held various positions of increasing responsibility within the commercial organization at CoTherix, Inc. Ms. Nash’s previous experience includes business development and product planning and management roles with Genesoft Pharmaceuticals Inc., Oncology Therapeutics Network, Eli Lilly and Company, and Imana, Inc. Ms. Nash holds an M.B.A and a B.A. with Honors in Public Policy, both from Stanford University. We believe that Ms. Nash is qualified to serve on our Board of Directors because of her extensive operational and business experience in the pharmaceutical and biotechnology industries, including executive leadership, and her experience overseeing commercial organizations and product launches.

Class III Directors (Term Expires at 2027 Annual Meeting)
Wendy K. Chung, M.D., Ph.D., has served as a member of our Board of Directors since August 2022. Dr. Chung is an American Board of Medical Genetics certified clinical and molecular geneticist. Since July 2023, Dr. Chung has served as the Chair of the Department of Pediatrics at Boston Children’s Hospital and on the faculty of Harvard Medical School. From February 2014 until July 2023, she led the Precision Medicine Resource in the Irving Institute at Columbia University. From July 2017 until July 2023, Dr. Chung was the Kennedy Family Professor of Pediatrics and Medicine at Columbia University, and had been on the faculty of Columbia University since 2002. Dr. Chung received her B.A. in Biochemistry from Cornell University, her M.D. from Cornell University Medical College, and her Ph.D. in Genetics from The Rockefeller University. We believe that Dr. Chung is qualified to serve on our Board of Directors because of her extensive experience in medicine and research, and her service on other boards.
Robert Hopfner, R.Ph., Ph.D., M.B.A.,  has served as a member of our Board of Directors since March 2020. Since October 2017, Dr. Hopfner has served as a Managing Partner at Pivotal bioVenture Partners LLC, a venture capital firm. Prior to Pivotal, Dr. Hopfner served as a Principal at Bay City Capital LLC, a venture capital firm, from June 2007 to October 2009 and as a Managing Director and Partner from October 2009 to September 2017. Dr. Hopfner currently serves as a board member of Evommune, Inc., and on the boards of directors of a number of private life sciences companies. Dr. Hopfner previously served on the board of directors of Vaxcyte, Inc., Oculis Holding AG, and Inozyme Pharma Inc.. Dr. Hopfner received a B.Sc. in Pharmacy and a Ph.D. in Pharmacology from the University of Saskatchewan and an M.B.A. from the University of Chicago. We believe Dr. Hopfner is qualified to serve on our Board of Directors because of his experience in advising public and private life sciences companies, as well as his research in the pharmaceutical field.
Ronald Hunt, M.B.A., has served as a member of our Board of Directors since 2018. Since 2005, Mr. Hunt has served as a Managing Director and Member of New Leaf Venture Partners, L.L.C., a venture capital firm. Previously, Mr. Hunt served at the Sprout Group, a venture capital firm and was a consultant with consulting firms Coopers & Lybrand Consulting and The Health Care Group, Inc. Mr. Hunt worked earlier in his career in various sales and marketing positions at Johnson & Johnson and SmithKline Beecham Pharmaceuticals PLC. Mr. Hunt currently serves as a director of Iterum Therapeutics, Ltd., a clinical-stage company, and on the boards of a number of private pharmaceutical and healthcare companies. Mr. Hunt previously served on the board of directors of Harpoon Therapeutics, Inc. Mr. Hunt received a B.S. from Cornell University and an M.B.A. from the Wharton School of the University of Pennsylvania. We believe Mr. Hunt is qualified to serve on our Board of Directors because of his investment experience, his experience in the pharmaceutical industry and service on the board of directors of other public and private biopharmaceutical and biotechnology companies.
Hui Liu, Ph.D., M.B.A., has served as a member of our Board of Directors since April 2022. Dr. Liu has been the Chief Executive Officer and board member of Olethros B.V. since August 2025. Dr. Liu has also been Chief Operating and Business officer of Gyes B.V. since August 2025. Until July 2024, Dr. Liu was Chief Business Officer since December 2015 and Head of Merus U.S. since October 2018 of Merus N.V., a clinical-stage oncology company. From 2013 to 2015, Dr. Liu served as Vice President and Global Head, Business Development & Licensing, Oncology, and from 2009 to 2012 as Vice President and Global Head, Business Development & Licensing, Vaccines & Diagnostics, at Novartis AG. Prior to Novartis, Dr. Liu held positions of increasing responsibility in business development at Pfizer, Inc. from 2004 to 2009 and in the R&D organization at Pfizer and its predecessor company Warner-Lambert from 1997 to 2001. From 2001 to 2004, Dr. Liu was an investment banker at Goldman Sachs and Citigroup. Dr. Liu received a Ph.D. in molecular biology and an M.B.A. in finance from the University of Michigan and a B.S. in biology from Peking University. We believe that Dr. Liu is qualified to serve on our Board of Directors because of his extensive operational and business experience in the pharmaceutical and biotechnology industries, including executive leadership, and his transactional experience.
Board Meetings and Attendance
The Board of Directors held 22 meetings during the year ended December 31, 2025. Each of the directors attended at least seventy-five percent (75%) of the meetings of the Board of Directors and the committees of the Board of Directors on which he or she served during the year ended December 31, 2025 (in each case, which were held during the period for which he or she was a director and/or a member of the applicable committee and excluding any meetings in which a director was an interested party).
While we do not have a formal policy regarding director attendance at the annual meeting of stockholders, we expect our Board members to prepare for, attend and participate in all Board and applicable committee meetings, including by means of remote communication. All members of our Board of Directors attended the 2025 Annual Meeting.
Board of Directors Leadership Structure
Dr. Mackay serves as Chairman of the Board of Directors. From August 1, 2023 until December 31, 2024, Dr. Mackay served as Executive Chairman, and prior to August 1, 2023 served as Chief Executive Officer and Chairman.
In December 2023, the independent directors designated a Lead Director, which is a role that is similar to the role of an independent Chairman. Ms. Soteropoulos has served as Lead Director since December 2023. As set forth in Rallybio's Corporate Governance Guidelines, the Lead Director presides at meetings of the Board at which the Chairman, who is not currently independent, is not present, including executive sessions of our independent directors, serves as an independent point of contact for stockholders, and has other duties described in Rallybio's Corporate Governance Guidelines, which are available on our website.
The independent members of our Board of Directors have periodically reviewed our Board of Directors' leadership structure and have determined that the Company and our stockholders are well served with this structure. Dr. Mackay's former service as chief executive officer provides him with valuable insights into the Company's programs, operations, strategy and culture. In addition, Dr. Mackay serves on the board of directors of three public companies, and his corporate governance experience is incorporated into his leadership of our Board of Directors. Our Board of Directors believes that it is in the best interests of the Company for our Board of Directors to make a determination regarding whether or not to separate the roles of any chairperson and the Chief Executive Officer based on the then-current circumstances. Dr. Mackay has not served as Chief Executive Officer since August 2023.
The Board of Directors’ Role in Risk Oversight
The Board of Directors plays an important role in risk oversight at Rallybio. Management is responsible for day-to-day management of risks, while the Board of Directors, through direct decision-making authority with respect to significant matters, as well as through the oversight of management by the Board of Directors and its committees, is responsible for oversight of risk management. In particular, the Board of Directors administers its risk oversight function through (1) the review and discussion of regular periodic reports by the Board of Directors and its committees on topics relating to the risks that Rallybio faces, (2) the required approval by the Board of Directors (or a committee of the Board of Directors) of significant transactions and other decisions, (3) the direct oversight of specific areas of Rallybio’s business by the Audit, Compensation and Nominating and Corporate Governance Committees, and (4) regular periodic reports from the auditors and other outside consultants regarding various areas of potential risk, including, among others, those relating to our internal control over financial reporting. The Board of Directors relies on management to bring significant matters impacting Rallybio to the attention of the Board of Directors.
The committees of the Board of Directors play an important role in overseeing the management of the Company’s risks, as disclosed in the descriptions of each of the committees below and in the charters of each of the committees. The appropriate Board committee or the Board of Directors discusses with management our significant risks, and the steps we take to manage risks. If a committee of the Board of Directors is responsible for evaluating and overseeing a particular risk, such as cybersecurity risks, which is overseen by the Audit Committee, the chair of the committee reports on the discussion to the Board of Directors, which enhances coordination of risk oversight among the committees and the Board of Directors.
Pursuant to the Audit Committee’s charter, the Audit Committee is responsible for reviewing and discussing with management and Rallybio’s independent registered public accounting firm, Rallybio’s system of its critical accounting practices, and policies relating to risk assessment and management. As part of this process, the Audit Committee discusses Rallybio’s major financial risk exposures and steps that management has taken to monitor and control such exposure. In addition, the Audit Committee has established procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submissions by employees of concerns regarding accounting, internal accounting controls, auditing and compliance matters.
Because of the role of the Board of Directors and the Audit Committee in risk oversight, the Board of Directors believes that any leadership structure that it adopts must allow it to effectively oversee the management of the risks relating to Rallybio’s operations. The Board of Directors acknowledges that there are different leadership structures that could allow it to effectively oversee the management of the risks relating to the Company’s operations and believes its current leadership structure enables it to effectively provide oversight with respect to such risks.
BOARD COMMITTEES
The Board of Directors has a standing Audit, Compensation and Nominating and Corporate Governance Committee. Each of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee is comprised solely of independent directors, and is described more fully below. Each committee operates pursuant to a written charter and each reviews and assesses the adequacy of its charter periodically. The charters for each committee are all available on our website (www.rallybio.com) under the “Investors” section.
The following table describes which directors currently serve on each of the Board of Directors’ committees.

Name	Nominating and Corporate Governance Committee		Compensation Committee		Audit Committee
Stephen Uden, M.D.
Martin W. Mackay, Ph.D.
Helen M. Boudreau, M.B.A.					•	(1)
Wendy K. Chung, M.D., Ph.D.	•
Robert Hopfner, R.Ph., Ph.D., M.B.A.	•				•
Ronald Hunt, M.B.A.	•				•
Lucian Iancovici, M.D.			•
Hui Liu, Ph.D., M.B.A.					•
Christine A. Nash, M.B.A.	•	(1)	•
Paula Soteropoulos (1)			•	(1)
(1) Chair of committee

Our Audit Committee is composed of Helen M. Boudreau, M.B.A., Robert Hopfner, R.Ph., Ph.D., M.B.A., Ronald Hunt, M.B.A., and Hui Liu, Ph.D., M.B.A., with Ms. Boudreau serving as Chair of the committee. The Board of Directors has determined that each member of the Audit Committee meets the independence requirements of Rule 10A-3 under the Exchange Act and the applicable listing standards of Nasdaq. The Board of Directors has determined that Ms. Boudreau is an “audit committee financial expert” within the meaning of the SEC, regulations and applicable listing standards of Nasdaq. The Audit Committee’s responsibilities include:
•appointing, approving the compensation of, and evaluating the qualifications, performance and independence of, our independent registered public accounting firm;
•overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports from such firm;
•pre-approving all audit and permitted non-audit services to be performed by our independent registered public accounting firm;
•reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures, including earnings releases;
•discussing with our independent registered public accounting firm critical audit matters and related disclosures;
•reviewing and discussing with management and our independent registered public accounting firm any material issues regarding accounting principles and financial statement presentations;
•reviewing disclosures about any significant deficiencies or material weaknesses in our internal controls, including disclosures in our annual and quarterly reports;
•coordinating our Board of Directors’ oversight of our internal control over financial reporting, disclosure controls and procedures, code of business conduct and ethics, procedures for complaints and legal and regulatory matters;
•discussing our risk management policies with management;
•reviewing policies regarding hiring employees from our independent registered public accounting firm and procedures for the receipt and retention of accounting related complaints and concerns;
•meeting independently with our independent registered public accounting firm and management;
•reviewing and approving any related person transactions, in accordance with Company policy;
•overseeing our guidelines and policies governing risk assessment and risk management;
•overseeing the integrity of our information technology systems, process and data;
•preparing the audit committee report required by SEC rules;
•reviewing and assessing, at least annually, the adequacy of the Audit Committee’s charter; and
•performing, at least annually, an evaluation of the performance of the Audit Committee.
During the year ended December 31, 2025, the Audit Committee met 4 times. The report of the Audit Committee is included in this Annual Report on Form 10-K under “Audit Committee Report.”
Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee is composed of Wendy K. Chung, M.D., Ph.D., Robert Hopfner, R.Ph., Ph.D., M.B.A., Ronald Hunt, M.B.A. and Christine Nash, M.B.A., with Ms. Nash serving as Chair of the committee. The Board of Directors has determined that each member of the Nominating and Corporate Governance Committee is “independent” as defined under the applicable listing standards of Nasdaq. The Nominating and Corporate Governance Committee’s responsibilities include:

•identifying individuals qualified to become members of our Board of Directors consistent with criteria approved by the board and receiving nominations for such qualified individuals;
•recommending to our Board of Directors the persons to be nominated for election as directors and to each committee of the board;
•considering and, if appropriate, establishing a policy under which our stockholders may recommend a candidate to the Nominating and Corporate Governance Committee for consideration for nomination as a director;
•reviewing and recommending committee slates on an annual basis;
•recommending to our Board of Directors qualified candidates to fill vacancies on our Board of Directors;
•developing and recommending to our Board of Directors a set of corporate governance principles applicable to us and reviewing the principles on at least an annual basis;
•reviewing and making recommendations to our board with respect to our board leadership structure and board committee structure;
•reviewing our policies and program with respect to significant issues of corporate public responsibility;
•making recommendations to our Board of Directors processes for annual evaluations of the performance of our Board of Directors and committees of our Board of Directors;
•overseeing the process for annual evaluations of our Board of Directors and committees of our Board of Directors;
•reviewing and reporting to our Board of Directors any actual or potential conflicts of interest of members of our Board of Directors;
•providing new director orientation and continuing education for existing directors on a periodic basis;
•overseeing plans for director succession;
•reviewing and assessing, at least annually, the adequacy of the Nominating and Corporate Governance Committee’s charter;
•reviewing and overseeing the Company’s initiatives regarding environmental, social and governance matters, including related risks and opportunities, and the Company’s public disclosure with respect to such matters; and
•performing, on an annual basis, an evaluation of the performance of the Nominating and Corporate Governance Committee.
The Nominating and Corporate Governance Committee is also responsible for developing and recommending to the Board of Directors criteria for membership on the Board of Directors. During the year ended December 31, 2025, the Nominating and Corporate Governance Committee met 1 time.
Stockholder Proposals and Nominations
Requirements for Stockholder Proposals to be Considered for Inclusion in our Proxy Materials. To be considered for inclusion in the proxy statement for the 2026 annual meeting, stockholder proposals must have been received by our Secretary at our principal executive offices no later than the close of business on December 8, 2025, which is 120 days prior to the date that is one year from last year’s mailing date of April 7, 2025.
Requirements for Stockholder Proposals or Director Nominations to be Brought Before an Annual Meeting. Our bylaws provide that, for stockholder nominations to the Board of Directors or other proposals to be considered at an annual meeting, the stockholder must have given timely notice thereof in writing to the Secretary at Rallybio Corporation, 234 Church Street, New Haven, CT 06510. The Nominating and Corporate Governance Committee does not have a written policy regarding stockholder nominations, but has determined that it is the practice of the committee to consider candidates proposed by stockholders if made in accordance with our bylaws. To be timely for the 2026 annual meeting, although not included in the proxy statement, the stockholder’s notice must be delivered to or mailed and received by us not earlier than the close of business on the 120th day nor later than the close of business on the 90th day prior to the anniversary date of the prior year’s annual meeting, except that if the annual meeting is set for a date that is not within 30 days before or after such anniversary date, we must receive the notice not later than the close of business on the tenth day following the day on which we first provide notice or public disclosure of the date of the meeting. Assuming the date of our 2025 annual meeting is not so advanced or delayed, stockholders who wish to make a proposal at the 2026 annual meeting must have notified us no earlier than January 13, 2026 and no later than February 12, 2026. Such notice must have provided the information required by our bylaws with respect to each matter the stockholder proposes to bring before the 2026 annual meeting.
Any stockholder who intends to solicit proxies in support of a director nominee other than the Company’s nominees must also comply with Rule 14a-19 under the Exchange Act.

Compensation Committee
Our Compensation Committee is composed of Lucian Iancovici, M.D., Christine A. Nash, M.B.A. and Paula Soteropoulos, with Ms. Soteropoulos serving as Chair of the committee. The Board of Directors has determined that each member of the Compensation Committee is “independent” as defined under the applicable listing standards of Nasdaq and meets the independence criteria set forth in Rule 10C-1 under the Exchange Act. The Compensation Committee’s responsibilities include:
•reviewing our overall management compensation strategy, including base salary, incentive compensation and equity-based grants;
•reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer and other executive officers;
•recommending to our Board of Directors the compensation of our chief executive officer and other executive officers;
•reviewing and making recommendations to the Board of Directors with respect to non-employee director compensation;
•reviewing and administering our cash and equity incentive plans;
•reviewing, considering and selecting, to the extent determined to be advisable, a peer group of appropriate companies for purposes of benchmarking and analysis of compensation for our executive officers and non-employee directors;
•recommending to our Board of Directors any stock ownership guidelines for our executive officers and non-employee directors;
•retaining, appointing or obtaining advice of a compensation consultant, legal counsel or other advisor and determining the compensation and independence of such consultant or advisor;
•preparing, if required, the compensation committee report on executive compensation for inclusion in our annual report on Form 10-K and our annual proxy statement in accordance with SEC proxy and disclosure rules;
•monitoring our compliance with the requirements of Sarbanes-Oxley relating to loans to directors and officers;
•overseeing our compliance with applicable SEC rules regarding stockholder approval of certain executive compensation matters;
•reviewing and approving all employment contracts and other compensation, severance and change-in-control arrangements for our executive officers;
•establishing and periodically reviewing policies and procedures with respect to perquisites as they relate to our executive officers;
•reviewing the risks associated with our compensation policies and practices;

•overseeing and presenting to our Board of Directors management’s plans for succession to senior management positions based on guidelines developed and recommended by the Compensation Committee to the full Board of Directors;
•reviewing the Company’s strategies, initiatives and programs with respect to the Company’s management of human capital resources;
•reviewing and assessing, at least annually, the adequacy of the Compensation Committee’s charter; and
•performing, on an annual basis, an evaluation of the performance of the Compensation Committee.
Pursuant to its charter, the Compensation Committee has the authority to delegate any of its responsibilities to subcommittees and has the authority to delegate to the Chief Executive Officer the determination of compensation to employees other than executive officers under approved compensation programs to the maximum extent permitted by applicable law. During the year ended December 31, 2025, the Compensation Committee met 5 times.
Compensation Consultant
The Compensation Committee has engaged Pearl Meyer & Partners, LLC ("Pearl Meyer"), as its independent compensation consultant. Pearl Meyer provides analysis and recommendations to the Compensation Committee regarding:
•trends and emerging topics with respect to executive compensation;
•compensation programs for our executive officers, directors and employees; and
•stock utilization and related metrics.
When requested, Pearl Meyer consultants attend meetings of the Compensation Committee, including executive sessions in which executive compensation-related matters are discussed without the presence of management. Pearl Meyer reports to the Compensation Committee and not to management, although Pearl Meyer meets with management for purposes of gathering information for its analyses and recommendations.
In determining to engage Pearl Meyer, the Compensation Committee considered the independence of Pearl Meyer, taking into consideration relevant factors, including the absence of other services provided to the Company by Pearl Meyer, the amount of fees the Company paid to Pearl Meyer as a percentage of Pearl Meyer’s total revenue, the policies and procedures of Pearl Meyer that are designed to prevent conflicts of interest, any business or personal relationship of the individual compensation advisors employed by Pearl Meyer with any executive officer of the Company, any business or personal relationship the individual compensation advisors employed by Pearl Meyer have with any member of the Compensation Committee, and any stock of the Company owned by Pearl Meyer or the individual compensation advisors employed by Pearl Meyer. The Compensation Committee has determined, based on its analysis and in light of all relevant factors, including the factors listed above, that the work of Pearl Meyer and the individual compensation advisors employed by Pearl Meyer as compensation consultants to the Compensation Committee has not created any conflicts of interest, and that Pearl Meyer is independent pursuant to the independence standards set forth in the Nasdaq listing standards promulgated pursuant to Section 10C of the Exchange Act.

Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics for our directors, officers and employees, including our Chief Executive Officer and President and our Chief Financial Officer. A copy of our Code of Business Conduct and Ethics may be accessed free of charge by visiting our website at www.rallybio.com and going to the “Governance” tab under the “Investors” section, or by requesting a copy in writing from our Secretary at our New Haven, Connecticut office. We intend to post on our website any amendment to, or waiver under, a provision of the Code of Business Conduct and Ethics that applies to our directors and certain of our executive officers within four business days following the date of such amendment or waiver.
Environmental, Social and Governance
We endeavor to develop and continuously execute on a scalable strategy that enables the Company to foster its culture and values, create positive social and environmental outcomes, and enhance our business. The Nominating and Corporate Governance Committee has been delegated oversight for such activities by the

Board of Directors. The Company seeks to integrate such considerations into its business in a manner that enhances long-term performance and value for stakeholders.

EXECUTIVE OFFICERS
Below is a list of the names, ages and positions, and a brief account of the business experience of the individuals who serve as our executive officers as of March 6, 2026.

Name	Age	Position
Stephen Uden, M.D.	68	President, Chief Executive Officer; Director
Jonathan I. Lieber, M.B.A.	56	Chief Financial Officer and Treasurer
Steven Ryder, M.D.	75	Chief Medical Officer

EXECUTIVE OFFICER BIOGRAPHIES
Stephen Uden, M.D.'s, biography is included under “Director Biographies” above.
Jonathan I. Lieber, M.B.A.,  has been Chief Financial Officer and Treasurer of Rallybio since February 2023. Previously, Mr. Lieber, served as the Chief Financial Officer of Applied Genetic Technologies Corporation, a publicly-traded clinical-stage biotechnology company, from September 2021 until November 2022. From December 2018 until September 2021, Mr. Lieber was a Managing Director at Danforth Advisors, a firm providing strategic and operational finance and accounting for life science companies. From July 2015 until December 2018, Mr. Lieber served as Chief Financial Officer of Histogenics Corporation, a publicly traded cell therapy company. Mr. Lieber also served as the Chief Financial Officer of Metamark Genetics, Inc., Repligen Corporation, Xcellerex, Inc., and Altus Pharmaceuticals. Mr. Lieber began his career in healthcare as an investment banker at Salomon Brothers / Salomon Smith Barney and SG Cowen. He has been a member of the board of directors of Decoy Therapeutics, Inc. (Nasdaq: DCOY) since June 2020, Mindwalk Holdings Corp. (Nasdaq: HYFT) since July 2025 and Zola Pharmaceuticals (private) since February 2024. Mr. Lieber received a B.S. in business administration and finance from Boston University and an M.B.A. in finance from New York University’s Leonard N. Stern School of Business.
Steven Ryder, M.D., has been Chief Medical Officer of Rallybio since January 2019. Previously, Dr. Ryder served as Chief Development Officer at Alexion from July 2013 to December 2018. From April 2008 to April 2013, Dr. Ryder served as President of Astellas Pharma Global Development at Astellas Pharma Inc. ("Astellas"). Prior to joining Astellas, Dr. Ryder worked at Pfizer for 21 years where he held positions of increasing responsibility, including head of worldwide clinical development. Dr. Ryder has been a member of the Board of Directors of MBX Biosciences, Inc. since January 2024 and previously served on the board of directors of Reata Pharmaceuticals, Inc. from July 2022 until September 2023. Dr. Ryder received an M.D. from the Icahn School of Medicine at Mount Sinai.
Contacting the Board of Directors
Stockholders wishing to communicate with the Board of Directors may do so by writing to the Board of Directors or to the non-employee members of the Board of Directors as a group, at:
Rallybio Corporation
234 Church Street
New Haven, CT 06510
Attention: Secretary
The communication must prominently display the legend “BOARD COMMUNICATION” in order to indicate to the Secretary that it is a communication for the Board of Directors. Upon receiving such a communication, the Secretary will promptly forward the communication to the relevant individual or group to which it is addressed. Certain items that are unrelated to the Board’s duties and responsibilities may be excluded, such as spam, junk mail and mass mailings, resumes and other forms of job inquiries, surveys and business solicitations or advertisements. The Secretary will not forward any communication determined in his good faith belief to be frivolous, unduly hostile, threatening, illegal or similarly unsuitable.
Director or Officer Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Item 11. Executive Compensation.
Unless otherwise indicated or the context otherwise requires, references in this section to “Rallybio,” the “Company,” “we,” “us,” “our” and other similar terms refer to Rallybio and its subsidiaries.

Executive Compensation
Rallybio’s named executive officers for the year ended December 31, 2025 are:
•Stephen Uden, M.D., Chief Executive Officer and President;
•Jonathan I. Lieber, M.B.A., Chief Financial Officer and Treasurer; and
•Steven Ryder, M.D., Chief Medical Officer.

2025 Summary Compensation Table
The following table sets forth the compensation awarded to, earned by or paid to each of our named executive officers for the fiscal years ended December 31, 2025 and December 31, 2024.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)		Option Awards ($)(1)	Nonequity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total
Stephen Uden, M.D.	2025	590,000	—		298,988	259,600	8,380	1,156,968
Chief Executive Officer and President	2024	551,200	—		314,626	248,040	13,800	1,127,666
Jonathan I. Lieber, M.B.A.	2025	478,400	104,688	(2)	118,620	153,088	14,000	868,796
Chief Financial Officer and Treasurer	2024	478,400	—		174,792	172,224	13,800	839,216
Steven Ryder, M.D.	2025	531,227	—		118,620	201,866	14,000	865,713
Chief Medical Officer	2024	531,227	—		174,792	191,242	13,800	911,061
(1)The amounts shown in the “Option Awards” column represent the aggregate grant date fair value of options to purchase shares of our common stock granted to our named executive officers in fiscal years 2025 and 2024 computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. The assumptions used to value the options for this purpose are set forth in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
(2)The amounts shown in the “Stock Awards” column represents the grant date fair value of the performance-based stock units granted in 2025, based on the probable outcome of the performance conditions at grant. The grant date fair value of the award, assuming all performance conditions were satisfied at the maximum level is $104,688. This award was subsequently cancelled and was not outstanding on December 31, 2025.
(3)The amounts shown in the “Nonequity Incentive Plan Compensation” column represent annual bonuses earned with respect to fiscal years 2025 and 2024 under our annual bonus program as described below under “Annual incentive bonuses.”
(4)The amounts shown in the “All Other Compensation” column for fiscal years 2025 and 2024 reflect 401(k) plan matching contributions, described below under “Employee and retirement benefits.”
Overview
The Compensation Committee of our Board of Directors is responsible for determining the compensation of our named executive officers.
The Compensation Committee has engaged Pearl Meyer, an independent compensation consulting firm, to assist it in evaluating the Company’s executive and director compensation practices, including program design, identification of an appropriate peer group for compensation comparison purposes and providing pay benchmarking data. The Compensation Committee has assessed the independence of Pearl Meyer from management and, on the basis of that assessment and taking into consideration the independence factors that are required to be considered under applicable stock exchange rules, determined that no relationships exist that would create a conflict of interest or that would compromise Pearl Meyer’s independence.
Agreements with our named executive officers
In August 2023, Dr. Uden entered into a second amended and restated employment agreement with the Company and our operating company subsidiary, Rallybio, LLC, which sets forth the terms and conditions of Dr. Uden's continued employment with us.
At the time of his commencement of employment, Mr. Lieber entered into an employment agreement with the Company and Rallybio, LLC, which sets forth the terms and conditions of Mr. Lieber’s employment with us.
On June 25, 2025, we entered into an employment agreement with Dr. Ryder.
The material terms of the agreements are described below. The terms “cause,” “good reason” and “change in control” referred to below are defined in the respective named executive officer’s agreement.
The employment agreements for Dr. Uden, Mr. Lieber and Dr. Ryder provide for an initial annual base salary, subject to review for increase by our Board of Directors or the Compensation Committee. Each employment agreement also provides for a target annual bonus as a percentage of annual base salary, with the actual amount of the bonus payable based upon the achievement of performance goals as determined by our Board of Directors or the Compensation Committee.
Base Salaries
Effective January 1, 2025, the annual base salary of Dr. Uden was increased from $551,200 to $590,000. The Compensation Committee reviewed pay benchmarking data for the Company’s peer group and for the position of Chief Executive Officer and President held by Dr. Uden, and recommended, and the Board of Directors approved, Dr. Uden's 2025 base salary of $590,000. The annual base salaries of Mr. Lieber and Dr. Ryder remained unchanged at $478,400 and $531,227, respectively, for fiscal year 2025.
Annual incentive bonuses
With respect to fiscal year 2025, each of our named executive officers was eligible to receive an annual bonus. For fiscal year 2025, the target bonus amount for Dr. Uden was 55% of his annual base salary. For fiscal year 2025, the target bonus amount for each of Mr. Lieber and Dr. Ryder was 40% of the named executive officer’s annual base salary. Annual bonuses for fiscal year 2025 for our named executive officers were based on the attainment of pre-established corporate objectives as determined by the Compensation Committee and the Board of Directors. Following the end of fiscal year 2025, the Compensation Committee and the Board of Directors reviewed the Company’s performance against these goals and determined that the performance goals for the named executive officers were achieved at 80% of target for Dr. Uden and Mr. Lieber and 95% of target for Dr. Ryder. Dr. Uden earned a bonus of $259,600, Mr. Lieber earned a bonus of $153,088 and Dr. Ryder earned a bonus of $201,866.
Severance upon termination of employment; change in control; restrictive covenants
Employment Agreements for Dr. Uden and Mr. Lieber. Each of Dr. Uden and Mr. Lieber is entitled to severance payments and benefits in connection with certain qualifying terminations of employment under his respective employment agreement. In connection with the Merger, on March 1, 2026, each of Dr. Uden and Mr. Lieber entered into an amendment to his respective employment agreement to clarify that the Merger will constitute a “change in control” for purposes of each executive’s employment agreement. As a result, the enhanced change-in-control severance benefits described below will become payable in the event of a qualifying termination following the closing of the Merger. If the executive officer’s employment is terminated by us without cause, or by him for good reason, or as a result of our non-extension of the employment term, he will be entitled to receive (i) any earned and payable, but unpaid, prior year annual bonus (or current year bonus if the termination occurs on the last day of the calendar year), (ii) continued payment of his annual base salary for a period of 12 months following termination and (iii) subject to his timely election of COBRA coverage, payment of a monthly amount equal to the monthly health premiums paid by us on behalf of the executive officer and his eligible dependents immediately prior to termination for 12 months following termination (or, if earlier, until such time as the executive officer ceases to be eligible for COBRA coverage or obtains health coverage from another employer). If the executive officer’s employment is terminated by reason of his death or disability, he will be entitled to receive (i) any earned and payable, but unpaid, prior year annual bonus (or current year bonus if the termination occurs on the last day of the calendar year) and (ii) continued payment of his annual base salary for a period of six months following termination.
If the executive officer’s employment is terminated by us without cause or by him for good reason, or as a result of our non-extension of the employment term, in each case within the 12-month period following a change in control, which includes the Merger, in lieu of the severance payments and benefits described above, he will be entitled to receive (i) any earned and payable, but unpaid, prior year annual bonus (or current year bonus if the termination occurs on the last day of the calendar year), (ii) an amount equal to 1.5 times the sum of the executive officer’s annual base salary and target annual bonus, payable over 18 months following termination, (iii) subject to his timely election of COBRA coverage, payment of a monthly amount equal to the monthly health premiums paid by us on behalf of the executive officer and his eligible dependents immediately prior to termination for 18 months following termination (or, if earlier, until such time as the executive officer ceases to be eligible for COBRA coverage or obtains health coverage from another employer), and (iv) in the case of Mr. Lieber, full vesting of any outstanding and unvested equity awards, the vesting of which is based only on the passage of time, held by Mr. Lieber as of the date of termination. With respect to Dr. Uden, under his second amended and restated employment agreement, any outstanding and unvested equity awards, the vesting of which is based only on the passage of time, held by him as of a change in control will vest in full upon the consummation of the change in control, subject to Dr. Uden’s continued employment with us through the date of such change in control.
On March 1, 2026, we and Dr. Uden and Mr. Lieber entered into amendments to their respective employment agreements to clarify that the Merger will constitute a “change in control” for purposes of the agreement. As a result, the enhanced change-in-control severance benefits described above will be triggered in the event of a qualifying termination following the closing of the Merger.
Employment Agreement for Dr. Ryder. On June 25, 2025, we entered into an employment agreement with Dr. Ryder, pursuant to which Dr. Ryder serves as our Chief Medical Officer at an initial annual base salary of $531,227 and is eligible to receive an annual target bonus of up to 40% of his base salary. Dr. Ryder serves for an initial one-year term, which automatically extends for successive one-year terms unless either we or Dr. Ryder elects not to extend the term by giving the other party at least 60 days’ notice prior to the end of the current term.
If Dr. Ryder’s employment is terminated by us without cause, by him for good reason, or as a result of our non-extension of the employment term, he will be entitled to receive (i) any earned but unpaid annual bonus for a calendar year ending on or preceding the date of termination, (ii) continued payment of his annual base salary for a period of 12 months following termination, and (iii) subject to his timely election of COBRA coverage, payment of a monthly amount equal to the monthly health premiums paid by us on behalf of Dr. Ryder and his eligible dependents for 12 months following termination (or, if earlier, until such time as Dr. Ryder ceases to be eligible for COBRA coverage or obtains health coverage from another employer). If Dr. Ryder’s employment is terminated by reason of his death or disability, he will be entitled to receive (i) any earned but unpaid prior year annual bonus and (ii) continued payment of his annual base salary for a period of six months following termination.
If Dr. Ryder’s employment is terminated by us without cause, by him for good reason, or as a result of our non-extension of the employment term, in each case within the 12-month period following a change in control, which includes the Merger, in lieu of the severance payments and benefits described above, he will be entitled to receive (i) any earned but unpaid prior year annual bonus, (ii) an amount equal to 1.5 times the sum of his annual base salary and target annual bonus, payable over 18 months following termination, (iii) subject to his timely election of COBRA coverage, payment of a monthly amount equal to the monthly health premiums paid by us on behalf of Dr. Ryder and his eligible dependents for 18 months following termination (or, if earlier, until such time as Dr. Ryder ceases to be eligible for COBRA coverage or obtains health coverage from another employer), and (iv) full vesting of any outstanding and unvested equity awards, the vesting of which is based only on the passage of time, held by Dr. Ryder as of the date of termination.
On March 1, 2026, we and Dr. Ryder entered into an amendment to his employment agreement to clarify that the Merger will constitute a “change in control” for purposes of the agreement. As a result, the enhanced change-in-control severance benefits described above will be triggered in the event of a qualifying termination following the closing of the Merger.
Severance Subject to Release of Claims. Our obligation to provide a named executive officer with severance payments and other benefits under his respective employment agreement is conditioned on the executive officer signing a release of claims in favor of us.

Restrictive Covenants. Under their respective employment agreements, each of the named executive officers has agreed not to compete with us during his employment and for one year following his termination of employment or solicit our customers, employees, representatives, agents, vendors, joint venturers or licensors during his employment and for one year following his termination of employment. In addition, each named executive officer has agreed to a perpetual non-disparagement covenant. Each of the named executive officers is also party to a Confidential Information and Invention Assignment Agreement under which each named executive officer has agreed to a perpetual confidentiality covenant and an assignment of intellectual property covenant.
Better-of Provision. The employment agreements with each of the named executive officers also contain a Section 280G “better of” cutback provision, pursuant to which any payments or benefits that would constitute “parachute payments” within the meaning of Section 280G of the Code will be reduced to the extent necessary to avoid the imposition of the excise tax under Section 4999 of the Code, but only if such reduction would result in a greater after-tax benefit to the named executive officer.
Employee and retirement benefits
We currently provide broad-based health and welfare benefits that are available to all of our employees, including our named executive officers, including health, life and AD&D, disability, vision and dental insurance. We maintain a tax-qualified retirement plan (“401(k) Plan”), for our full-time employees, including our named executive officers. The 401(k) Plan provides eligible U.S. employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to defer eligible compensation subject to applicable annual limits provided for in the Internal Revenue Code (the “Code”). We make matching contributions into the 401(k) Plan on behalf of participants, equal to up to 3% of eligible compensation. Employees’ pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Employees are immediately and fully vested in their contributions. Our 401(k) Plan is intended to be qualified under Section 401(a) of the Code with our 401(k) Plan’s related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to our 401(k) Plan and earnings on those contributions are not taxable to the employees until distributed from our 401(k) Plan.
Insider Trading Policy
The Company adopted an insider trading policy in connection with the Company’s initial public offering in August 2021. The insider trading policy prohibits our officers, directors, and employees from purchasing or selling the Company's securities while in possession of material, nonpublic information, prohibits any hedging, short sales or pledging transactions with respect to the Company’s securities by directors, officers and all employees, and includes requirements regarding Rule 10b5-1 plans. In addition, it is the Company’s policy to comply with all applicable securities laws when transacting in its own securities.
Clawback
In accordance with the requirements of the Dodd-Frank Act, SEC rules and Nasdaq listing standards, we maintain a clawback policy that requires recoupment of erroneously-awarded incentive compensation received by current or former executive officers in the event we are required to prepare an accounting restatement due to material noncompliance with any financial reporting requirement under applicable securities laws.
Equity compensation
In fiscal year 2025, Dr. Uden was granted an option to purchase 56,711 shares of our common stock under the 2021 Plan, which vests in 48 equal monthly installments over four years, with a grant date fair value of $298,988. Mr. Lieber and Dr. Ryder were each granted an option to purchase 22,499 shares of our common stock under the 2021 Plan, which vests in 48 equal monthly installments over four years, with a grant date fair value of $118,620 each. Each of these options was granted on February 14, 2025 with a per share exercise price of $6.08, the closing price of a share of our common stock on the date of grant (as adjusted for the 1-for-8 reverse stock split effective February 6, 2026). In each case, vesting is generally subject to the named executive officer's continued employment with us through the applicable vesting date.
On January 29, 2025, Mr. Lieber was granted 15,000 performance-based restricted stock units (“PSUs”) under the 2021 Plan. The January 2025 PSUs were subsequently cancelled during fiscal year 2025 and were not outstanding as of December 31, 2025.
On February 18, 2026, Mr. Lieber was granted 5,000 PSUs under the 2021 Plan. Of the 5,000 PSUs, 2,500 vested on the date of grant. The remaining 2,500 PSUs (the “CIC PSUs”) will vest on the six-month anniversary of a Change in Control, which includes the Merger, but only if a Change in Control is consummated on or before December 31, 2026, subject to Mr. Lieber’s continued employment with the Company from the date of grant through the vesting date. If a Change in Control has not occurred on or before December 31, 2026, the CIC PSUs will be automatically forfeited for no consideration.
The Compensation Committee generally grants options annually to executives and seeks to make such grants on or around the same date each year. Throughout the year, equity awards may be made to new hires or in connection with promotions or other changes in employment, or, as in the case of the February 2026 PSU grant, in connection with a pending transaction. The Compensation Committee does not grant equity-based awards in anticipation of the release of material nonpublic information and does not time the disclosure of material nonpublic information for purposes of affecting the value of executive compensation. In addition, during 2025, we did not grant options to any named executive officer during the four business days prior to or the one business day following the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a Form 8-K that discloses material nonpublic information.
Outstanding Equity Awards at Fiscal 2025 Year-End
The following table sets forth information regarding outstanding equity awards held by our named executive officers as of the end of fiscal year 2025 (as adjusted for the 1-for-8 reverse stock split effective February 6, 2026):

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Stephen Uden, M.D.	20,000	—		104.00	7/28/2031	(2)
	7,428	322	(1)	120.32	2/7/2032	(3)
	18,952	7,798	(1)	52.00	2/6/2033	(4)
	12,384	14,615	(1)	14.88	2/15/2034	(5)
	11,821	44,890	(1)	6.08	2/14/2035	(6)

Jonathan I. Lieber M.B.A.	21,254	8,745		54.48	2/1/2033	(7)
	6,880	8,119	(1)	14.88	2/15/2034	(8)
	4,690	17,809	(1)	6.08	2/14/2035	(9)

Steven Ryder, M.D.	20,000	—		104.00	7/28/2031	(2)
	7,428	322	(1)	120.32	2/7/2032	(3)
	10,543	4,331	(1)	52.00	2/6/2033	(10)
	6,880	8,119	(1)	14.88	2/15/2034	(8)
	4,690	17,809	(1)	6.08	2/14/2035	(9)
(1)Each stock option vests in 48 equal monthly installments over four years from the date of grant, generally subject to the named executive officer’s continued employment with the Company through each applicable vesting date. See “Severance upon termination of employment; change in control; restrictive covenants.”
(2)Represents an option to purchase 20,000 shares of our common stock, granted on July 28, 2021, which vested as to 25% of the underlying shares on July 28, 2022. The remaining 75% of the underlying shares vest in 36 equal monthly installments thereafter, generally subject to the named executive officer’s continued employment or service with us through the applicable vesting date.
(3)Represents an option to purchase 7,750 shares of our common stock, granted on February 7, 2022, which vests in 48 equal monthly installments, generally subject to the named executive officer’s continued employment or service with us through the applicable vesting date.

(4)Represents an option to purchase 26,750 shares of our common stock, granted on February 6, 2023, which vests in 48 equal monthly installments, generally subject to the named executive officer’s continued employment or service with us through the applicable vesting date.
(5)Represents an option to purchase 26,999 shares of our common stock, granted on February 15, 2024, which vests in 48 equal monthly installments, generally subject to the named executive officer’s continued employment or service with us through the applicable vesting date.
(6)Represents an option to purchase 56,711 shares of our common stock, granted on February 14, 2025, which vests in 48 equal monthly installments, generally subject to the named executive officer's continued employment or service with us through the applicable vesting date.
(7)Represents an option to purchase 29,999 shares of our common stock, granted on February 1, 2023, which vested as to 25% of the underlying shares of common stock on February 1, 2024 and vests as to the remaining 75% of the underlying shares of common stock in 36 equal monthly installments thereafter, generally subject to the named executive officer’s continued employment with us through the applicable vesting date.
(8)Represents an option to purchase 14,999 shares of our common stock, granted on February 15, 2024, which vests in 48 equal monthly installments, generally subject to the named executive officer’s continued employment with us through the applicable vesting date.
(9)Represents an option to purchase 22,499 shares of our common stock, granted on February 14, 2025, which vests in 48 equal monthly installments, generally subject to the named executive officer’s continued employment with us through the applicable vesting date.
(10)Represents an option to purchase 14,874 shares of our common stock, granted on February 6, 2023, which vests in 48 equal monthly installments, generally subject to the named executive officer’s continued employment or service with us through the applicable vesting date.

Director compensation
The following table sets forth the compensation awarded to, earned by or paid to our non-employee directors during the fiscal year ended December 31, 2025. Dr. Uden did not receive compensation for his service as a director in 2025. His compensation for 2025 is included in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($)(1)		Option Awards ($)(2)		All Other Compensation ($)		Total ($)
Helen M. Boudreau, M.B.A.	55,000		7,228	(4)	—		62,228
Wendy Chung, M.D., Ph.D.	44,000		7,228	(4)	—		51,228
Robert Hopfner, R.Ph., Ph.D., M.B.A.	51,500	(3)	7,228	(4)	—		58,728
Ronald Hunt, M.B.A.	51,500	(3)	7,228	(4)	—		58,728
Lucian Iancovici, M.D.(4)	—	(5)	—	(5)	—		—
Hui Liu Ph.D., M.B.A.	47,500	(3)	7,228	(4)	—		54,728
Christine A. Nash, M.B.A.	52,600		7,228	(4)	—		59,828
Martin Mackay, Ph.D.	65,000	(3)	7,228	(4)	225,000	(6)	297,228
Paula Soteropoulos	75,000		7,228	(4)	—		82,228
(1)The amounts reported in this column represent cash fees earned in fiscal year 2025, including amounts that certain non-employee directors elected to receive in the form of an option to purchase shares of our common stock as noted by footnote 4. Non-employee directors may elect to receive their annual cash retainer in the form of an option to purchase shares of our common stock, which vests in 12 equal monthly installments on the last day of each month during such calendar year, subject to the director’s continued service on our Board of Directors. The grant date of these in-lieu-of-cash options was January 2, 2025 and the number of options granted to each non-employee director was based on their annual fees to be earned and the grant date fair value of the option to purchase shares of common stock computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. The assumptions used to value the options for this purpose are set forth in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
(2)The amounts reported in this column represent the grant date fair value of options to purchase shares of our common stock granted to our non-employee directors in May 2025, computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. The assumptions used to value the options for this purpose are set forth in Note 7 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. As of December 31, 2025, the following non-employee directors held the following number of option awards: Ms. Boudreau — 10,920; Dr. Chung — 11,713; Dr. Hopfner — 20,896; Mr. Hunt — 25,920; Dr. Liu — 20,961; Ms. Nash — 11,200; Dr. Mackay — 96,668; and Ms. Soteropoulos — 11,591. Dr. Iancovici did not hold any stock options as of December 31, 2025. As of December 31, 2025, none of the non-employee directors held unvested restricted stock awards.
(3)The non-employee director elected to receive his or her annual cash retainer in the form of an option to purchase shares of our common stock. The terms of the option to purchase shares of our common stock are described below under “Director compensation policy”.
(4)Represents the grant date fair value of the annual stock option grant to purchase 3,562 shares of our common stock under the 2021 Plan, granted on May 13, 2025 at a per share exercise price of $2.38. The annual option vests in full on the earlier of the first anniversary of the date of grant or the next annual meeting of our stockholders, subject to the director's continued service on the Board of Directors through the vesting date.
(5)Dr. Iancovici declined to accept a stock option grant or a cash retainer in respect of his service as a director in 2025.
(6)Represents consulting fees paid to Dr. Mackay pursuant to his consulting agreement with the Company and Rallybio, LLC, effective January 1, 2025, at a rate of $18,750 per month ($225,000 for the full year).
Director compensation policy
The Board of Directors adopted a non-employee director compensation policy for members of our Board of Directors. In December 2024, the Board of Directors updated the non-employee director compensation policy for compensation payable in 2025. Under the non-employee director compensation policy applicable to 2025 director compensation to the extent not updated as described below, our non-employee directors were and are compensated as follows:
•each non-employee director receives an annual cash fee of $40,000 ($65,000 for the chair of our Board of Directors and $63,500 for the lead director, if applicable);
•each non-employee director who is a member of the Audit Committee receives an additional annual cash fee of $7,500 ($15,000 for the Audit Committee chair);
•each non-employee director who is a member of the Compensation Committee receives an additional annual cash fee of $6,000 ($12,000 for the Compensation Committee chair);
•each non-employee director who is a member of the Nominating and Corporate Governance Committee receives an additional annual cash fee of $4,000 ($8,000 for the Nominating and Corporate Governance Committee chair).
•each non-employee director will annually be granted an option to purchase 3,562 shares (as adjusted for the 1-for-8 reverse stock split effective February 6, 2026) of our common stock under the 2021 Plan on the date of the first meeting of our Board of Directors held after the annual meeting of our stockholders, prorated for non-employee directors initially elected or appointed to our Board of Directors during the 12 months preceding the grant date to reflect the number of months of service during such 12-month period.
Prior to January 1st of any year, a non-employee director may elect to receive his or her annual cash retainer in the form of an option to purchase shares of our common stock, which is expected to vest in 12 equal monthly installments, on the last day of each month during such calendar year, subject to the director’s continued service on our Board of Directors through each applicable vesting date. Four of our non-employee directors made such an election with respect to their 2025 cash retainers.
The stock options granted to our non-employee directors will have a per share exercise price equal to the closing price of a share of our common stock on the date of grant (or the immediately preceding date on which a closing price was reported if there is no closing price on the date of grant) and will expire not later than ten years after the date of grant. The stock option granted to a non-employee director upon the non-employee director’s initial election or appointment to our Board of Directors will vest in three equal annual installments, subject to the director’s continued service on our Board of Directors through each applicable vesting date. The annual stock options granted to our non-employee directors will vest in full on the earlier of the first anniversary of the date of grant or the next annual meeting of our stockholders, subject to the director’s continued service on our Board of Directors through the vesting date. Upon a change in control (as defined in the 2021 Plan (or as such term or similar term is defined in any successor plan)), each initial stock option and each annual stock option that is then outstanding will vest in full, subject to the director’s continued service on our Board of Directors through such change in control.
All cash fees will be paid quarterly, in arrears, or upon the earlier resignation or removal of the non-employee director. The amount of each payment will be prorated for any portion of a calendar quarter that a non-employee director is not serving on our Board of Directors, based on the number of calendar days served by such non-employee director.
Each non-employee director is entitled to reimbursement for reasonable travel and other expenses incurred in connection with attending meetings of our Board of Directors and any committee on which he or she serves.
The Compensation Committee reviews and makes recommendations to our Board of Directors regarding the non-employee director compensation arrangements, and the Board of Directors reviews and approves non-employee director compensation. The Compensation Committee considers information regarding director compensation paid at peer companies, including an evaluation of such compensation practices by the Compensation Committee’s compensation consultant. In December 2025 following a recommendation from the Compensation Committee, the Board of Directors did not make any changes to the non-employee director compensation policy, applicable to 2026 director compensation, except the annual option to purchase shares of our common stock was increased from an option to purchase 3,562 shares of our common stock to an option to purchase 3,750 shares of our common stock (in each case, as adjusted for the 1-for-8 reverse stock split effective February 6, 2026).
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
On March 6, 2026, Rallybio had 5,289,675 shares of common stock issued and outstanding. The table below shows certain information about the beneficial ownership of Rallybio common stock, as of March 6, 2026, by:
• each of our directors,
• each of our named executive officers, and
• all of our directors and executive officers as a group.
In accordance with U.S. Securities and Exchange Commission (“SEC”) rules, we have included in the column “Number of Shares Beneficially Owned” all shares of common stock over which the person has sole or shared voting or investment power as of March 6, 2026, and all shares of common stock that the person has the right to acquire within 60 days after March 6, 2026 through the exercise of any stock options. All shares that a person has a right to acquire within 60 days of March 6, 2026 are deemed outstanding for the purpose of computing the percentage beneficially owned by the person, but are not deemed outstanding for the purpose of computing the percentage beneficially owned by any other person.
Unless otherwise indicated, each person has the sole power (or shares the power with a spouse) to invest and vote the shares of common stock listed opposite the person’s name. Where applicable, ownership is subject to community property laws. Our inclusion of shares in this table as beneficially owned is not an admission of beneficial ownership of those shares by the person listed in the table. Except as noted, the address of each stockholder is c/o Rallybio Corporation, 234 Church Street, New Haven, CT 06510.

Name of beneficial owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% or Greater Stockholders:
FMR LLC (1)	561,798	10.6%
Entities associated with Viking Global Investors LP (2)	527,871	10.0%
Entities affiliated with Johnson & Johnson (3)	454,545	8.6%
Entities affiliated with 5AM Ventures (4)	291,788	5.5%
Entities affiliated with New Leaf Venture Partners (5)	412,700	7.8%
Entities affiliated with TPG Inc. (6)	378,551	7.2%
Entities affiliated with Pivotal bioVenture Partners (7)	300,580	5.7%
Directors and Named Executive Officers:
Stephen Uden, M.D. (8)	172,651	3.3%
Helen M. Boudreau, M.B.A. (9)	10,338	*
Wendy K. Chung, M.D., Ph.D. (10)	8,151	*
Rob Hopfner, R.Ph., Ph.D., M.B.A. (7) (11)	317,914	6.0%
Ronald M. Hunt, M.B.A. (5) (12)	437,658	8.3%
Lucian Iancovici, M.D.	—	*
Hui Liu, Ph.D., M.B.A (13)	17,399	*
Martin W. Mackay, Ph.D. (14)	170,260	3.2%
Christine A. Nash, M.B.A. (15)	7,638	*
Paula Soteropoulos (16)	11,011	*
Jonathan I. Lieber, M.B.A. (17)	43,192	*
Steven Ryder, M.D. (18)	79,672	1.5%
All executive officers and directors as a group (12 persons) (19)	562,604	10.6%
*Represents beneficial ownership of less than one percent of our outstanding common stock.
(1)Based solely on information contained in a Schedule 13G/A filed with the SEC on March 6, 2026 reporting beneficial ownership of FMR LLC and Abigail P. Johnson. FMR LLC reports sole voting power over 561,798 shares and sole dispositive power over 561,798 shares. Ms. Johnson reports sole dispositive power over 561,798 shares. The address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.
(2)Based solely on information contained in a Schedule 13G/A filed with the SEC on February 17, 2026 reporting beneficial ownership of Viking Global Investors LP, Viking Global Opportunities Parent GP LLC, Viking Global Opportunities GP LLC, Viking Global Opportunities Portfolio GP LLC, Viking Global Opportunities Illiquid Investments Sub-Master LP, and O. Andreas Halvorsen, David C. Ott and Rose S. Shabet (together with Viking Global Investors LP, Viking Global Opportunities Parent GP LLC, Viking Global Opportunities GP LLC, Viking Global Opportunities Portfolio GP LLC, Viking Global Opportunities Illiquid Investments Sub-Master LP, O. Andreas Halvorsen, David C. Ott and Rose S. Shabet (collectively, the “Viking Reporting Persons”). The Viking Reporting Persons report shared voting and dispositive power over 527,871 shares. Viking Global Opportunities Illiquid Investments Sub-Master LP acquired warrants with the right to purchase 416,673 shares. However, the terms of the warrants provide that no holder of warrants shall have the right to exercise any portion of the warrants to the extent that, after giving effect to such issuance after exercise, such holder of warrants (together with its affiliates, any “group” or any other persons whose beneficial ownership could be aggregated with the holders) would beneficially own more than 9.99% of the number of shares immediately following exercise (the “Blocker”). Any holder of warrants, upon notice to the Issuer, may increase or decrease the Blocker, subject to a maximum of 19.99%, but any such increase or decrease will not be effective until the 61st day after such notice is delivered to the Issuer. Accordingly, the amount of shares reported as beneficially owned by the Reporting Persons set forth herein excludes shares that the Reporting Persons do not currently have the right to purchase upon exercise of the warrants held directly by Viking Global Opportunities Illiquid Investments Sub-Master LP due to the Blocker. The

address of each of the Viking Reporting Persons is 600 Washington Boulevard, Floor 11, Stamford, CT 06901.
(3)Based on information contained in a Schedule 13G filed with the SEC on July 30, 2024 reporting beneficial ownership of Johnson & Johnson (“J&J”) and Johnson & Johnson Innovation, Inc. (“J&J Innovation” and, together with J&J, the “J&J Reporting Persons”). J&J Innovation is a wholly-owned subsidiary of J&J. The 454,545 shares reported as beneficially owned herein are directly beneficially owned by J&J Innovation. J&J may be deemed to indirectly beneficially own the securities that are directly beneficially owned by J&J Innovation. The J&J Reporting Persons report shared voting and dispositive power over the securities that are directly beneficially owned by J&J Innovation. The address of J&J is One Johnson & Johnson Plaza, New Brunswick, NJ 08901. The address of J&J Innovation is 410 George Street, New Brunswick, NJ 08901.
(4)Based on information contained in a Form 4 filed with the SEC on February 27, 2026, reporting beneficial ownership of 5AM Opportunities I, L.P. (“Opportunities I”), 5AM Opportunities I (GP), LLC (“Opportunities GP”), 5AM Partners V, LLC (“Partners V”), 5AM Ventures V, L.P. (“Ventures V”), Andrew J. Schwab and Scott M. Rocklage (collectively, the “5AM Reporting Persons”) and a Form 4 filed with the SEC on March 9, 2023 reporting beneficial ownership of Partners V, Ventures V, Andrew J. Schwab and Scott M. Rocklage. Opportunities I is the beneficial owner of 156,469 shares and Ventures V is the beneficial owner of 135,319 shares. Opportunities GP is the general partner of Opportunities I and may be deemed to have sole voting and dispositive power over the shares held by Opportunities I. Mr. Schwab and Dr. Parmar are each a Managing Member of Opportunities GP and may be deemed to have shared voting and dispositive power over the shares held by Opportunities I. Partners V is the general partner of Ventures V and may be deemed to have sole voting and dispositive power over the shares held by Ventures V. Each of Mr. Schwab, Dr. Parmar and Dr. Rocklage is a Managing Member of Partners V and may be deemed to have shared voting and dispositive power over the shares held by Ventures V. Dr. Parmar, a member of our Board of Directors until October 2024, is a Managing Member at Opportunities GP and Partners V, and may be deemed to have shared voting and dispositive power over all shares held by the 5AM Reporting Persons. Mr. Schwab, Dr. Parmar, Dr. Rocklage, Partners V and Opportunities GP disclaims beneficial ownership over the shares held by Ventures V and Opportunities I, as applicable. The address of each of the 5AM Reporting Persons is 501 2nd Street, Suite 350, San Francisco, California 94107.
(5)Based on information contained in a Schedule 13G/A filed with the SEC on February 6, 2023 reporting beneficial ownership of New Leaf Ventures III, L.P. (“NLV-III”), New Leaf Venture Associates III, L.P. (“NLVA-III”), New Leaf Venture Management III, L.L.C. (“NLVM-III”), New Leaf Biopharma Opportunities II, L.P. (“NL BPO-II”), New Leaf BPO Associates II, L.P. (“NL BPOA-II”) and New Leaf BPO Management II, L.L.C. (“NL BPOM-II”), and Mr. Hunt and Vijay Lathi (together with NLV-III, NLVA-III, NKVM-III, NL BPO-II, NL BPOA-II, NL BPOM-II and Mr. Hunt, the “New Leaf Reporting Persons”). Each of NLV-III, NLVA-III and NLVM-III report shared voting and dispositive power over 268,469 shares. Each of NL BPO-II, NL BPOA-II and NL BPOM-II report shared voting and dispositive power over 144,231 shares. Each of Mr. Hunt and Mr. Lathi report shared voting and dispositive power over 412,700 shares. Mr. Hunt, a member of our Board of Directors, is a Managing Director at New Leaf Venture Partners, and may be deemed to have shared voting and dispositive power over all shares held by the New Leaf Reporting Persons. The address of each of NLV-III, NLVA-III, NLVM-III, NL BPO-II, NL BPOA-II, NL BPOM-II, Mr. Hunt and Mr. Lathi is 156 Fifth Avenue, Suite 820, New York, NY 10010.
(6)Based on information contained in a Schedule 13D/A filed with the SEC on March 3, 2026 reporting beneficial ownership of TPG GP A, LLC, David Bonderman, James G. Coulter and Jon Winkelried (collectively, the “TPG Reporting Persons”). The TPG Reporting Persons report shared voting and dispositive power over 378,551 shares. The address of each of the TPG Reporting Persons is c/o TPG Inc., 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102
(7)Based on information contained in a Schedule 13D/A filed with the SEC on February 12, 2024 reporting beneficial ownership of Nan Fung Group Holdings Limited (“NFGHL”), NF Investment Holdings Limited (“NFIHL”), Nan Fung Life Sciences Holdings Limited (“Nan Fung Life Sciences”), Pivotal bioVenture Partners Fund I, L.P. (“Pivotal”), Pivotal bioVenture Partners Fund I G.P., L.P. (“Pivotal GP”), Pivotal bioVenture Partners Fund I U.G.P. Ltd. (the “Ultimate General Partner”), Pivotal Partners Ltd (“Pivotal Partners”), and Pivotal Life Sciences Holdings Limited (“Pivotal Life Sciences,” and together with Pivotal, Pivotal GP, Ultimate General Partner and Pivotal Partners, the “Pivotal Entities,” and together with NFGHL, NFIHL, Nan Fung Life Sciences, Pivotal, Pivotal GP, the Ultimate General Partner and Pivotal Partners, the “Pivotal Reporting Persons”). The Pivotal Reporting Persons report shared voting and dispositive power over 300,580 shares. Dr. Hopfner, a member of our Board of Directors, is a General Partner at Pivotal bioVenture Partners, and may be deemed to have shared voting and dispositive power over all shares held by the Pivotal Reporting Persons. The address of each of the Pivotal Entities is 501 Second Street, Suite 200, San Francisco, CA 94107. The address of NFGHL is 23rd Floor, Nan Fung Tower, 88 Connaught Road Central and 173 Des Voeux Road Central, Central, Hong Kong. The address of NFIHL is Vistra Corporate Services Centre, Wickhams Cay II, Road Town, Tortola, VG1110, British Virgin Islands.
(8)Includes 80,112 shares issuable to Dr. Uden upon the exercise of options held directly by Dr. Uden that are exercisable within 60 days following March 6, 2026.
(9)Includes 7,358 shares issuable to Ms. Boudreau upon the exercise of options held directly by Ms. Boudreau that are exercisable within 60 days following March 6, 2026.
(10)Includes 8,151 shares issuable to Dr. Chung upon the exercise of options held directly by Dr. Chung that are exercisable within 60 days following March 6, 2026.
(11)Includes 17,334 shares issuable to Dr. Hopfner upon the exercise of options held directly by Dr. Hopfner that are exercisable within 60 days following March 6, 2026. See also Footnote 7.
(12)Includes 24,958 shares issuable to Mr. Hunt upon the exercise of options held directly by Mr. Hunt that are exercisable within 60 days following March 6, 2026. See also Footnote 5.
(13)Includes 17,399 shares issuable to Dr. Liu upon the exercise of options held directly by Dr. Liu that are exercisable within 60 days following March 6, 2026.
(14) Consists of (i) 37,251 shares held directly by Dr. Mackay, (ii) 54,562 shares held directly by a limited liability company, of which Dr. Mackay is the managing member, and (iii) 78,452 shares issuable to Dr. Mackay upon the exercise of options held directly by Dr. Mackay that are exercisable within 60 days following March 6, 2026. Dr. Mackay has sole voting and dispositive power over such shares, and is deemed to be the beneficial owner of such shares.
(15)Includes 7,638 shares issuable to Ms. Nash upon the exercise of options held directly by Ms. Nash that are exercisable within 60 days following March 6, 2026.
(16)Includes 8,029 shares issuable to Ms. Soteropoulos upon the exercise of options held directly by Ms. Soteropoulos that are exercisable within 60 days following March 6, 2026.
(17)Includes 39,077 shares issuable to Mr. Lieber upon the exercise of options held directly by Mr. Lieber that are exercisable within 60 days following March 6, 2026.
(18)Includes 54,228 shares issuable to Dr. Ryder upon the exercise of options held directly by Dr. Ryder that are exercisable within 60 days following March 6, 2026.
(19) The beneficial ownership of all directors and executive officers.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
There have been no transactions since January 1, 2024 in which we were a party, the amount involved exceeded or will exceed the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had a direct or indirect material interest, other than compensation arrangements which are described above under the heading “Executive Officer and Director Compensation.”
Director and Officer Indemnification and Insurance
We have agreed to indemnify each of our directors and executive officers against certain liabilities, costs and expenses, and have purchased directors’ and officers’ liability insurance. We also maintain a general liability insurance policy which covers certain liabilities of directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers.
Related Party Transactions Policy
Our Board of Directors has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act of 1933, as amended (the "Securities Act"), any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year end for the last two completed fiscal years, in any fiscal year and a related person had, has or will have a direct or indirect material interest, including without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our Audit Committee is tasked with considering all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction.
Director Independence
Under the rules of the Nasdaq Stock Market, independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of the Nasdaq Stock Market require that, subject to specified exceptions, each member of a listed company’s audit and compensation committees be independent and that director nominees be selected or recommended for the board’s selection by independent directors constituting a majority of the independent directors or by a nominating and corporate governance committee comprised solely of independent directors. Under the rules of the Nasdaq Stock Market, a director will only qualify as “independent” if, in the opinion of that company's board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that such person is “independent” as defined under Nasdaq Stock Market and the rules under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or (2) be an affiliated person of the listed company or any of its subsidiaries.
Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that each of our directors, with the exception of Drs. Mackay and Uden, is an “independent director” as defined under applicable rules of the Nasdaq Stock Market. In addition, all members of our Audit Committee satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act, and all members of our Compensation Committee satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act and are “non-employee directors” as defined in Section 16b-3 of the Exchange Act, and all members of the Nominating and Corporate Governance Committee are “independent” as defined under the applicable listing standards of Nasdaq. In making such determination, our Board of Directors considered the relationships that each such non-employee director has with our Company and all other facts and circumstances that our Board of Directors deemed relevant in determining his or her independence, including the beneficial ownership of our capital stock by each non-employee director. Dr. Mackay is not independent under these rules because he is a former employee of the Company and is party to a consulting agreement with the Company. Dr. Uden is not an independent director under these rules because he is an employee of Rallybio.
Item 14. Principal Accounting Fees and Services.
We regularly review the services and fees of our independent registered public accounting firm. These services and fees are also reviewed by the Audit Committee on an annual basis. The aggregate fees billed for the fiscal years ended December 31, 2025 and 2024 for each of the following categories of services are as follows:

	Fiscal Year Ended
Fee Category	2025	2024
Audit Fees	$764,105	$832,578
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	3,828	3,828
Total Fees	$767,933	$836,406
Audit Fees. Audit fees for the fiscal years ended 2025 and 2024 consist of fees billed for professional services provided in connection with the audit of our annual financial statements, the review of our quarterly financial statements, and audit services that are normally provided by an independent registered public accounting firm in connection with regulatory filings and were $764,105 and $832,578, respectively. The audit fees for the fiscal year ended December 31, 2025 includes fees for professional services provided in connection with our Form S-8 registration statement filed in May 2025, including comfort letters, consents and review of documents filed with the SEC, which totaled approximately $65 thousand. The audit fees for the fiscal year ended December 31, 2024 includes fees for professional services provided in connection with our Form S-3 registration statement filed in May 2024 and our Form S-8 registration statements filed in March 2024, including comfort letters, consents and review of documents filed with the SEC, which totaled approximately $100,000.
Tax Fees. There were no tax fees for the fiscal year ended 2025 and 2024.
All Other Fees. All other fees represent payment for access to Deloitte & Touche LLP online software tools.
The Audit Committee pre-approved all services performed since the pre-approval policy was adopted.

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

2.2
Agreement and Plan of Merger and Reorganization among Rallybio Corporation, Farmington Merger Sub, Inc. and Candid Therapeutics, Inc., dated as of March 1, 2026 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-40693), filed with the SEC on March 2, 2026)

3.1
Amended and Restated Certificate of Incorporation of Rallybio Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40693), filed with the SEC on August 2, 2021).

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Rallybio Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40693), filed with the SEC on January 26, 2026).

3.3	Amended and Restated Bylaws of Rallybio Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-40693), filed with the SEC on August 2, 2021).
4.1
Specimen stock certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-257655), as amended, filed with the SEC on July 22, 2021).

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-40693), filed with the SEC on November 14, 2022)
4.3*	Description of Registrant’s Securities.
4.4
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

10.17#
Employment Agreement between Rallybio Corporation and Jonathan I. Lieber, dated as of February 1, 2023 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K (File No. 001-40693), filed with the SEC on March 6, 2023).

10.18#
Employment Agreement, by and between Rallybio, LLC, Rallybio Corporation and Steven Ryder, dated as of June 25, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40693), filed with the SEC on June 27, 2025).

10.19#	Form of Equity Adjusted Notice (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-257655), as amended, filed with the SEC on July 22, 2021).

10.20
Sales Agreement, dated as of August 8, 2022, between Rallybio Corporation and TD Securities (USA) LLC (as successor to Cowen and Company, LLC) (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 (File No. 333-266668), filed with the SEC on August 8, 2022).

10.21
Amendment No. 1 to Sales Agreement, dated March 13, 2025, by and between Rallybio Corporation and TD Securities (USA) LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-40693), filed with the SEC on March 13, 2025).

10.22+
Membership Interest Purchase Agreement, dated July 8, 2025, by and among Recursion Pharmaceuticals, Inc., Exscientia Ventures I, Inc., Rallybio Corporation and Rallybio IPB, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-40693), filed with the SEC on November 6, 2025).

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

RALLYBIO CORPORATION

Date: March 16, 2026	By:	/s/ Stephen Uden
Stephen Uden, M.D.
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Stephen Uden	Chief Executive Officer, President and Director (Principal Executive Officer)	March 16, 2026
Stephen Uden, M.D.

/s/ Jonathan I. Lieber	Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)	March 16, 2026
Jonathan I. Lieber

/s/ Martin W. Mackay	Chairman	March 16, 2026
Martin W. Mackay, Ph.D.
/s/ Helen M. Boudreau	Director	March 16, 2026
Helen M. Boudreau

/s/ Wendy K. Chung	Director	March 16, 2026
Wendy K Chung, M.D., Ph.D.

/s/ Robert Hopfner	Director	March 16, 2026
Robert Hopfner, R.Ph., Ph.D., MBA

/s/ Ronald M. Hunt	Director	March 16, 2026
Ronald M. Hunt

/s/ Lucian Iancovici	Director	March 16, 2026
Lucian Iancovici, M.D.

/s/ Hui Liu	Director	March 16, 2026
Hui Liu, Ph.D.

/s/ Christine A. Nash	Director	March 16, 2026
Christine A. Nash, MBA

/s/ Paula Soteropoulos	Director	March 16, 2026
Paula Soteropoulos

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Rallybio Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Rallybio Corporation and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP

Hartford, Connecticut
March 16, 2026

We have served as the Company's auditor since 2018.

RALLYBIO CORPORATION
Consolidated Balance Sheets

(in thousands, except share and per share amounts)	DECEMBER 31, 2025	DECEMBER 31, 2024
Assets
Current assets:
Cash and cash equivalents	$31,374	$13,903
Marketable securities	23,362	51,608
Prepaid expenses and other current assets	6,517	2,330
Total current assets	61,253	67,841
Property and equipment, net	23	115
Operating lease right-of-use assets	175	152
Other assets, noncurrent	810	—
Total assets	$62,261	$68,108
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$126	$278
Accrued expenses	3,791	4,962
Operating lease liabilities	94	154
Deferred revenue	212	848
Total current liabilities	4,223	6,242
Operating lease liabilities, noncurrent	82	—
Deferred revenue, noncurrent	—	212
Total liabilities	4,305	6,454
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock, $0.0001 par value per share; 200,000,000 shares authorized as of December 31, 2025 and 2024; and 5,283,321 and 5,188,743 shares issued and outstanding as of December 31, 2025 and 2024, respectively	4	4
Preferred stock, $0.0001 par value per share; 50,000,000 shares authorized as of December 31, 2025 and 2024; no shares issued or outstanding as of December 31, 2025 and 2024	—	—
Additional paid-in capital	359,932	354,602
Accumulated other comprehensive gain	18	68
Accumulated deficit	(301,998)	(293,020)
Total stockholders' equity	57,956	61,654
Total liabilities and stockholders' equity	$62,261	$68,108
See accompanying notes to the consolidated financial statements

RALLYBIO CORPORATION
Consolidated Statements of Operations and Comprehensive Loss

	FOR THE YEAR ENDED DECEMBER 31,
(in thousands, except share and per share amounts)	2025	2024
Revenue:
Collaboration and license revenue	$858	$636
Total revenue	858	636
Operating expenses:
Research and development	19,597	41,507
General and administrative	14,325	19,625
Total operating expenses	33,922	61,132
Loss from operations	(33,064)	(60,496)
Other income:
Interest income	2,189	4,216
Gain on sale of joint venture and other income	22,771	744
Total other income, net	24,960	4,960
Loss before equity in losses of joint venture	(8,104)	(55,536)
Loss on investment in joint venture	874	2,239
Net loss	$(8,978)	$(57,775)

Net loss per common share, basic and diluted	$(1.59)	$(10.61)
Weighted-average common shares outstanding, basic and diluted	5,629,370	5,443,332

Other comprehensive (loss) gain:
Net unrealized (loss) gain on marketable securities	(50)	53
Other comprehensive (loss) gain	(50)	53
Comprehensive loss	$(9,028)	$(57,722)
See accompanying notes to the consolidated financial statements

RALLYBIO CORPORATION
Consolidated Statements of Changes in Stockholders' Equity

	COMMON		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)	STOCKHOLDERS' EQUITY
(in thousands, except share amounts)	SHARES	AMOUNT
December 31, 2023	4,728,674	$4	$341,410	$(235,245)	$15	$106,184
Issuance of common stock from a securities purchase agreement, net of offering costs of $268	454,545	—	5,137	—	—	5,137
Issuance of common stock under the stock purchase plan	7,603	—	62	—	—	62
Issuance of common stock under the stock award plan	241	—	—	—	—	—
Forfeiture of restricted common stock	(2,320)	—	—	—	—	—
Share-based compensation	—	—	7,993	—	—	7,993
Net loss	—	—	—	(57,775)	—	(57,775)
Other comprehensive gain	—	—	—	—	53	53
Balance, December 31, 2024	5,188,743	$4	$354,602	$(293,020)	$68	$61,654
Issuance of common stock under the stock purchase plan	7,258	$—	$16	$—	$—	$16
Issuance of common stock under the stock award plan	87,320	—	—	—	—	—
Share-based compensation	—	—	5,314	—	—	5,314
Net loss	—	—	—	(8,978)	—	(8,978)
Other comprehensive loss	—	—	—	—	(50)	(50)
Balance, December 31, 2025	5,283,321	$4	$359,932	$(301,998)	$18	$57,956
See accompanying notes to the consolidated financial statements

RALLYBIO CORPORATION
Consolidated Statements of Cash Flows

	FOR THE YEAR ENDED DECEMBER 31,
(in thousands)	2025	2024
Cash Flows Used in Operating Activities:
Net loss	$(8,978)	$(57,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	92	131
Net accretion of discounts/premiums on debt securities	(573)	(1,612)
Share-based compensation	5,314	7,993
Gain on sale of joint venture	(22,350)	—
Loss on investment in joint venture	874	2,239
Changes in operating assets and liabilities:
Prepaid expenses, operating right-of-use assets and other current assets	(2,043)	2,724
Accounts payable	(152)	(698)
Accrued expenses and operating lease liabilities	(1,149)	(3,344)
Deferred revenue	(848)	1,060
Net cash used in operating activities	$(29,813)	$(49,282)
Cash Flows Provided by Investing Activities:
Purchases of marketable securities	(17,697)	(48,933)
Proceeds from maturities of marketable securities	46,465	84,425
Proceeds from sale of common stock received from sale of joint venture	20,000	—
Investment in joint venture	(1,500)	(2,000)
Net cash provided by investing activities	$47,268	$33,492
Cash Flows Provided by Financing Activities:
Proceeds from the issuance of common stock from a securities purchase agreement	—	5,405
Proceeds from the issuance of common stock under the stock purchase plan	16	62
Payments of offering costs	—	(268)
Net cash provided by financing activities	$16	$5,199
Net increase (decrease) in cash and cash equivalents	17,471	(10,591)
Cash and cash equivalents—beginning of year	13,903	24,494
Cash and cash equivalents—end of year	$31,374	$13,903
See accompanying notes to the consolidated financial statements

RALLYBIO CORPORATION
Notes to Consolidated Financial Statements
1. BUSINESS
Rallybio Corporation and subsidiaries ("Rallybio", the "Company", "we", "our", or "us") is a clinical-stage biotechnology company comprised of experienced biopharma industry leaders with extensive research, development, and rare disease expertise with a mission to develop and commercialize life-transforming therapies for patients with severe and rare diseases. The Company's lead program, RLYB116, is a differentiated complement component 5 (“C5”) inhibitor with the potential to treat diseases of complement dysregulation. In addition, RLYB332, a long-acting matriptase-2 ("MTP-2") antibody for the treatment of diseases of iron overload is currently in preclinical development. In 2025, the Company completed a confirmatory pharmacokinetic ("PK") and pharmacodynamic ("PD") study of RLYB116 in healthy volunteers and reported data in the first quarter of 2026. In April 2025, the Company announced the discontinuation of its RLYB212 program for the prevention of fetal and neonatal alloimmune thrombocytopenia ("FNAIT") based on PK data from the Phase 2 clinical trial that demonstrated an inability of the RLYB212 dose regimen to achieve predicted target concentrations, as well as the minimum target concentration required for efficacy. In July 2025, the Company entered into a definitive agreement to sell its interest in REV102, an Ectonucleotide Pyrophosphatase/Phosphodiesterase 1 ("ENPP1") inhibitor in preclinical development for the treatment of patients with hypophosphatasia ("HPP"), to a subsidiary of its joint venture partner Recursion Pharmaceuticals, Inc. ("Recursion") (the "JV Sale").

On March 1, 2026, Rallybio entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Candid Therapeutics, Inc., a Delaware corporation (“Candid”), a clinical-stage biotechnology company advancing a leading portfolio of T-cell engager ("TCE") therapeutics for autoimmune diseases, and Farmington Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Rallybio (“Merger Sub”). Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, Merger Sub will be merged with and into Candid, with Candid surviving as a wholly owned subsidiary of Rallybio (the “Merger” and, together with all of the other transactions contemplated by the Merger, the “Contemplated Transactions”). The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

Concurrently with the execution and delivery of the Merger Agreement, certain investors entered into subscription agreements with Candid, pursuant to which such investors have agreed to purchase, immediately prior to the Merger, shares of Candid common stock representing an aggregate commitment of approximately
$505.5 million in the concurrent financing (the “Concurrent Financing”). The shares of Candid common stock that are issued in the Concurrent Financing will be or will have the right to be, respectively, converted into shares of Rallybio Common Stock, par value $0.0001 per share ("Rallybio Common Stock"), in the Merger.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (a) each then-outstanding share of common stock or preferred stock of Candid (each such share, a “Candid Share”) (excluding any share described in clauses (b) or (c) below and Candid Shares held by stockholders who have exercised and perfected appraisal rights for such shares) will be converted into the right to receive a number of shares of Rallybio Common Stock calculated in accordance with the Exchange Ratio as set forth in the Merger Agreement (the “Exchange Ratio”), (b) each Candid Share issued in the Concurrent Financing will be converted into the right to receive a number of shares of Rallybio Common Stock calculated in accordance with the Concurrent Financing Exchange Ratio as set forth in the Merger Agreement (the “Concurrent Financing Exchange Ratio”), (c) any Candid Shares held as treasury shares or held or owned by Rallybio, Merger Sub or any subsidiary of Rallybio or Candid immediately prior to the Effective Time will be canceled and shall cease to exist, and no consideration shall be delivered in exchange therefor. Each then-outstanding option to purchase Candid Shares will be converted into an option to purchase Rallybio Common Stock, subject to adjustment as set forth in the Merger Agreement.

Under the Exchange Ratio and Concurrent Financing Exchange Ratio formulas in the Merger Agreement, immediately after the Closing, on a pro forma basis and based upon the number of shares of Rallybio Common Stock expected to be issued in connection with the Merger, pre-Merger equityholders of Candid other than investors in the Concurrent Financing are expected to own approximately 57.55% of the combined company, pre-Merger equityholders of Rallybio are expected to own approximately 3.65% of the combined company and the Investors in the Concurrent Financing are expected to own approximately 38.80% of the combined company (assuming proceeds from the Concurrent Financing of $505.5 million), in each case, calculated on a fully diluted basis, using the treasury stock method, and subject to certain assumptions, including (i) a valuation for Rallybio of $47.5 million (assuming Rallybio has net cash (“Rallybio Net Cash”) of $37.5 million as of the closing of the

Merger (the “Closing” and such date, the “Closing Date”)), (ii) a fixed valuation for Candid of $750.0 million, and (iii) the relative capitalization of Rallybio and Candid. The percentage of the combined company that each party’s equity holders will own following the Closing is subject to certain adjustments as described in the Merger Agreement, including the amount of the final Rallybio Net Cash at Closing.

Immediately prior to the Effective Time, Rallybio and a rights agent are expected to enter into a Contingent Value Rights Agreement (the “CVR Agreement”), pursuant to which holders of record of certain Rallybio securities as of the close of business on the last business day prior to the day on which the Effective Time occurs will receive one contingent value right (each, a “CVR”) for each outstanding share of Rallybio Common Stock, prefunded warrant, Rallybio restricted stock unit or In the Money Parent Option (as defined in the CVR Agreement) held as of such date. Pursuant to the CVR Agreement, each CVR holder will be entitled to receive their pro rata share of (i) all of the net proceeds (including cash the value of stock to the extent listed on a national exchange, at the time of disposition), if any, received by Rallybio as a result of payments made to Rallybio of any upfront, milestone, royalty and other payments received under any disposition agreement related to Rallybio’s pre-Merger assets (the “Legacy Assets”), and (ii) all of the cash proceeds, if any, received from Recursion under the Membership Interest Purchase Agreement, dated July 8, 2025, by and among Recursion, Exscientia Ventures I, Inc., Rallybio Corporation and Rallybio IPB, LLC. For a period of one year after the Closing Date, Rallybio will use commercially reasonable efforts to effect the disposition of the Legacy Assets. Such net proceeds will be subject to certain permitted deductions, including for applicable tax payments, certain expenses incurred or other liabilities borne by Rallybio or its affiliates in respect of the Legacy Assets, and losses incurred by Rallybio or its affiliates due to a third-party proceeding in connection with such disposition. If the Merger is completed, the business of Candid will continue as the business of the combined company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
Basis of Presentation—The accompanying consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP"), and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates ("ASU") promulgated by the Financial Accounting Standards Board ("FASB").
In the opinion of the Company, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the financial position and results of operations for the reported periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.
On February 6, 2026, the Company executed a reverse stock split of its issued and outstanding common stock, par value $0.0001, at a ratio of 1-for-8 with a record date of December 30, 2025 (the “Reverse Stock Split”). All common share, per share and related information included in the accompanying financial statements and footnote disclosures have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split. See Note 14, "Subsequent Events" for additional details.
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
During the years ended December 31, 2025 and 2024, the Company incurred a net loss of $9.0 million and $57.8 million, respectively. The loss for the year ended December 31, 2025 included a $23.0 million gain in connection with the JV Sale in 2025. In addition, as of December 31, 2025, the Company had an accumulated deficit of $302.0 million. The Company expects to continue to generate operating losses and negative cash flows in the foreseeable future.
The Company had cash, cash equivalents and marketable securities of $54.7 million as of December 31, 2025. The Company currently expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date these consolidated financial statements are issued. However, the Company does not anticipate that its current cash, cash equivalents and marketable securities as of December 31, 2025 will be sufficient to fund any of its product candidates through regulatory approval, and it will need to raise substantial additional capital to complete the development and commercialization of its product candidates, if approved. Rallybio may satisfy its future cash needs through the sale of equity securities, debt financings, corporate collaborations or license agreements, working capital lines of credit, grant funding, interest income earned on invested cash balances or a combination of one or more of these sources.
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

Impairment of Long-Lived Assets—When indications of potential impairments are present, the Company evaluates the carrying value of long-lived assets. The Company adjusts the carrying value of the long-lived assets if the sum of undiscounted expected future cash flows is less than the carrying value. No such impairments were recorded during the years ended December 31, 2025 or 2024.
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
Income Taxes—The Company uses the asset and liability method of accounting for income taxes, as set forth in ASC 740, Accounting for Income Taxes ("ASC 740"). Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence of temporary differences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carry forwards, all calculated using presently enacted tax rates for the years and jurisdictions in which the temporary differences are expected to be recovered. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes.
The Company evaluates whether deferred tax assets are more likely than not of being realized in determining whether a valuation allowance is necessary. In making such a determination, the Company considers all available positive and negative evidence, including the future reversals of existing taxable temporary differences, projected future taxable income exclusive of reversing temporary differences and carryforwards, tax-planning strategies, taxable income in prior carryback years if permitted under tax law, and the results from prior years. If the Company determines it is more likely than not, that all or a portion of a deferred tax asset will not be realized a valuation allowance is recorded with a charge to income tax expense. Alternatively, if the Company determines that all or a portion of a deferred tax asset previously not meeting the more likely than not threshold will be realized, the Company reduces its valuation allowance and recognizes a benefit in income tax expense. As of December 31, 2025 and 2024, the Company determined that it is more likely than not that deferred taxes will not be realized and as a result recorded a full valuation allowance against its deferred tax assets.
The Company files a consolidated U.S. federal income tax return and has elected to include all subsidiaries owned more than 80%.
The Company recognizes and measure uncertain tax benefits in accordance with ASC 740 based on a two-step process in which (1) the Company determines whether it is more likely than not that the tax position will be sustained based on the technical merits of the position, and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than fifty percent likely to be realized upon ultimate settlement with the related tax authority. The Company's policy is to recognize interest and penalties related to uncertain tax positions, if any, in income tax expense.
Research and Development Expenses—Research and development expenses are comprised of costs incurred in performing research and development activities including personnel salaries, benefits, and share-based compensation; external research and development expenses incurred under arrangements with third parties, such as contract research organization agreements, investigational sites, and consultants; the cost of developing and manufacturing clinical study materials, program regulatory costs, expenses associated with obligations under asset acquisitions, license agreements and other direct and indirect costs. Costs incurred in connection with research and development activities are expensed as incurred. Costs are considered incurred based on an evaluation of the progress to completion of each contract using information and data provided by the respective vendors, including the Company’s clinical sites. Depending upon the timing of invoicing by the service providers, the Company recognizes prepaid expenses or accrued expenses related to these costs. These prepaid expenses or accrued expenses are based on management’s estimates of the work performed under service agreements, milestones achieved, and experience with similar contracts. The Company monitors each of these factors and adjusts estimates accordingly.
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
Future Milestone and Royalty Assets—As part of the JV Sale, the Company received consideration including an estimated $3.0 million in future contingent milestones and royalty payments, which are recognized as a contingent consideration asset within prepaid expenses and other current assets on the consolidated balance sheets. The fair value of this contingent consideration was determined using a model that incorporates significant unobservable inputs based on Company estimates, external data, and management’s judgment and forecasts. Key assumptions in the model include the discount rate, the timing of expected cash flows, the probability of achieving the milestone and royalty payments, and projected future net revenues.
The Company periodically reviews the carrying value of the Contingent Consideration when impairment indicators arise and records an impairment loss if the carrying amount materially exceeds the reassessed fair value. Increases in the carrying value are recognized only when contingent gains are realized. Since the contingent payments are tied to Phase 1 clinical study milestones and future royalty payments, the Company believes the likelihood of timely payment by Recursion is remote. See Note 9, “Investment in Joint Venture” for additional details.
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
Basic and Diluted Net Loss Per Share—The Company calculates basic net loss per share by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration of potential dilutive securities. Basic shares outstanding includes the weighted-average effect of the Company's pre-funded warrants to purchase shares of our common stock requiring little consideration upon exercise. Unvested restricted common shares as of December 31, 2025 and 2024 are not considered participating securities and as such are excluded from the weighted-average number of shares used for calculating basic and diluted net loss per share. Diluted net loss per share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding during the period plus the dilutive effects of potentially dilutive securities outstanding during the period. Potentially dilutive securities include restricted common shares and stock options. The Company has generated a net loss for all periods presented, therefore diluted net loss per share is the same as basic net loss per share since the inclusion of potentially dilutive securities would be anti-dilutive.
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
Restructuring—The Company accounts for restructuring charges in accordance with ASC Subtopic 420-10, Exit or Disposal Cost Obligations. The charges related to the workforce reductions are cash-based expenditures related primarily to severance and benefit payments, with such amounts reflected in the Company's consolidated statements of operations and other comprehensive loss. See Note 13, “Restructuring” for additional details.
Recently Adopted Accounting Pronouncements—In December 2023, the FASB issued, ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09") which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. The ASU is effective for public business entities for fiscal years beginning on or after December 15, 2024 with early adoption permitted. The amendments in ASU 2023-09 were early adopted by the Company on a prospective basis. There was no material impact to the Company's financial statements as a result of adopting ASU 2023-09. See Note 8, “Income Taxes” for additional detail.
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”), which revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. The Company early adopted this ASU on a prospective basis as of October 1, 2025. There was no material impact to the Company's financial statements as a result of adopting ASU 2025-03.
Recently Issued Accounting Pronouncements—In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). This ASU requires public entities to disclose additional transparency on certain costs and expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company has chosen not to early adopt this standard and is currently evaluating the potential impact of adopting this standard on its consolidated financial statements.

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

In April 2024, the Company also entered into a securities purchase agreement (the "JJDC Securities Purchase Agreement") with Johnson & Johnson Innovation – JJDC, Inc. ("JJDC"). Under the terms of the JJDC Securities Purchase Agreement, JJDC made an equity investment purchasing 454,545 shares of common stock with a par value of $0.0001 per share for a share purchase price of $14.56 per share which includes a 10% premium for an aggregate purchase price of $6.6 million. The JJDC Securities Purchase Agreement contains provisions related to the registration of the shares and the restriction on the sale or transfer of the shares for a period of time. The Company determined the J&J Collaboration Agreement and the JJDC Securities Purchase Agreement represented combined agreements. In accordance with ASC 606 and ASC 820, total consideration of $1.2 million for the shares of common stock from the JJDC Securities Purchase Agreement, which represents the premium of $0.7 million and discount for lack of marketability of $0.5 million, has been allocated to revenue and will be recognized over the two year expected performance period.
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
The Company recognized $0.8 million and $0.6 million, respectively, in revenue during the years ended December 31, 2025 and 2024, related to data collection and data submission with the identified performance obligations, and the premium and discount allocated to revenue from the sale of the common stock to JJDC.
The remaining revenue is included in deferred revenue on the Company's consolidated balance sheets as of December 31, 2025, and will be recognized as the performance obligations are satisfied.
The Company determined that the J&J Collaboration Agreement is not in the scope of ASC 808, Collaborative Arrangements.

Asset Acquisition
In May 2022, we obtained worldwide exclusive rights to RLYB331, with Kymab Limited ("Sanofi") a preclinical antibody. In 2024, we re-engineered RLYB331 to extend its half-life and renamed the program RLYB332. We believe RLYB332 has the potential to address a significant unmet need for patients with severe anemias with ineffective erythropoiesis and iron overload, including beta thalassemia and a subset of lower risk myelodysplastic syndromes ("MDS"). Under the terms of the license agreement, we made an upfront payment to Sanofi of $3.0 million in the second quarter of 2022 for the exclusive license to KY1066. We could also be required to pay up to an aggregate of $43.0 million in development and regulatory milestones and up to an aggregate of $150.0 million in commercial milestones for a product in its first indication, plus tiered low-to-mid double digit percentages of such milestone amounts for up to three additional indications, and mid to high single digit royalties on net sales.
The license was accounted for as an asset acquisition as substantially all of the fair value of the asset acquired was concentrated in a single asset and thus the acquisition was deemed not to be a business combination. The acquired license rights represent an IPR&D asset that was determined to have no alternative future use. Accordingly, the Company recorded an IPR&D charge of $3.1 million to research and development expense, including transaction costs associated with this asset acquisition of $0.1 million, in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022. The Company did not record an IPR&D charge for the years ending December 31, 2025 and 2024 and did not achieve any milestones related to the terms of the license agreement.

AbCellera Collaboration
In December 2022, the Company entered into a multi-year, multi-target collaboration with AbCellera Biologics ("AbCellera") to discover, develop, and commercialize novel antibody-based therapeutics for rare diseases. Under the terms of the agreement, AbCellera and Rallybio will co-develop and share the development costs of up to five rare disease therapeutic targets, which will be chosen together by both companies. At the point one party in the collaboration opts-out of future co-development cost sharing, that party will be entitled to a share of future profit sharing from commercialization of the collaboration target, dependent on the proportion of their co-development contributions compared to the total development costs of a target as defined within the agreement. The agreement also has defined profit sharing floors that correspond to the stage of development at the time a collaboration party opts-out of co-developing a target.
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
The Company determined that co-development arrangement as defined in our agreement with AbCellera does not meet the definition of a customer as defined by ASC 606. As a result, these activities will be accounted for as research and development costs. Payments due because of the co-development will be recorded as research and development expense in the period such expenses are incurred and for payments owed to us from our collaboration partner for the reimbursement of research and development costs will be recorded as a contra-research and development expense in the period such expenses are incurred. Costs related to the AbCellera collaboration were $0.4 million for the year ended December 31, 2024. There were no costs related to the AbCellera collaboration for the year ended December 31, 2025.

4. MARKETABLE SECURITIES
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of our marketable securities by type of security as of December 31, 2025 and 2024 was as follows:

		DECEMBER 31, 2025
(in thousands)	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Cash and cash equivalents	Level 1	$6,695	$—	$—	$6,695
U.S. treasury securities	Level 1	19,212	17	—	19,229
U.S. government agency securities	Level 2	4,630	1	—	4,631
		$30,537	$18	$—	$30,555

		DECEMBER 31, 2024
(in thousands)	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Money market funds	Level 1	$8,705	$—	$—	$8,705
U.S. treasury securities	Level 1	34,316	54	(15)	34,355
U.S. government agency securities	Level 2	17,224	32	(3)	17,253
		$60,245	$86	$(18)	$60,313
The fair values of marketable securities by classification on the consolidated balance sheets as of December 31, 2025 and 2024 was as follows:

(in thousands)	DECEMBER 31, 2025	DECEMBER 31, 2024
Cash and cash equivalents	$7,193	$8,705
Marketable securities	23,362	51,608
	$30,555	$60,313
The fair values of available-for-sale debt securities as of December 31, 2025 and 2024, by contractual maturity, are summarized as follows:

(in thousands)	DECEMBER 31, 2025	DECEMBER 31, 2024
Due in one year or less	$30,555	$51,357
Due after one year through two years	—	8,956
	$30,555	$60,313
The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of December 31, 2025 and 2024 was $0.7 million and $10.4 million, respectively. As of December 31, 2025 and 2024, we did not have any investments in a continuous unrealized loss position for more than twelve months. As of December 31, 2025, the Company believes that the cost basis of our available-for-sale debt securities is recoverable. No allowance for credit losses was recorded as of December 31, 2025 and 2024.
5. LEASES
The Company has an operating lease for approximately four thousand five hundred square feet of corporate office space. The weighted-average remaining lease term as of December 31, 2025 was 1 year, 9 months. The weighted-average discount rate utilized on our operating lease liabilities as of December 31, 2025 was 9.00%.

Operating leases are included in operating lease ROU assets, operating lease liabilities, and operating lease liabilities, noncurrent in our consolidated balance sheets as of December 31, 2025 and 2024.
The following table summarizes the presentation of the Company's operating lease as presented on the consolidated balance sheets:

(in thousands)	DECEMBER 31, 2025	DECEMBER 31, 2024
Assets:
Operating lease right-of-use assets	$175	$152
Liabilities:
Operating lease liabilities	$94	$154
Operating lease liabilities, noncurrent	82	—
Total operating lease liabilities	$176	$154
Future minimum lease payments from December 31, 2025 until the expiration of the operating lease are as follows:

(in thousands)
2026	$106
2027	84
Thereafter	—
Total lease payments	190
Less: imputed discount rate	(14)
Carrying value of operating lease liabilities	$176
The Company incurred $0.2 million in operating lease rent expense for both years ended December 31, 2025 and 2024. Lease payments made were $0.2 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively, with such amounts reflected on the consolidated statements of cash flows in operating activities.
6. BALANCE SHEET COMPONENTS
Property and Equipment—
Property and equipment consisted of the following as of December 31, 2025 and 2024:

(in thousands)	DECEMBER 31, 2025	DECEMBER 31, 2024
Computer and other equipment	$191	$191
Capitalized software	89	89
Furniture and fixtures	76	151
Leasehold improvements	147	338
Total property and equipment	503	769
Less: accumulated depreciation	(480)	(654)
Total property and equipment—net	$23	$115
Depreciation expense totaled $0.1 million for both years ended December 31, 2025 and 2024.

Prepaid Expenses and Other Assets—
Prepaid expenses and other assets consisted of the following as of December 31, 2025 and 2024:

(in thousands)	DECEMBER 31, 2025	DECEMBER 31, 2024
Research and development	$3,372	$697
Insurance	409	424
Other prepaids	219	214
Other current assets	2,517	995
	$6,517	$2,330
Accrued Expenses—
Accrued expenses consisted of the following as of December 31, 2025 and 2024:

(in thousands)	DECEMBER 31, 2025	DECEMBER 31, 2024
Research and development	$394	$1,197
Compensation and related expenses	2,334	3,095
Professional fees	1,039	510
Other	24	160
	$3,791	$4,962
7. STOCKHOLDERS' EQUITY
Common Stock
In April 2024, the Company entered into the JJDC Securities Purchase Agreement, pursuant to which the Company sold to JJDC, in an unregistered offering, 454,545 shares of its common stock, at a price of $14.56 per share, which represents a 10% premium on the Company’s closing stock price on April 9, 2024, for aggregate gross proceeds of approximately $6.6 million, before deducting offering expenses.
The Company had 200,000,000 shares of common stock authorized as of December 31, 2025 and 2024, of which 5,283,321 and 5,188,743 shares were issued and outstanding as of December 31, 2025 and 2024, respectively.
Preferred Stock
The Company had 50,000,000 shares of preferred stock authorized as of December 31, 2025 and 2024, of which no shares were outstanding as of December 31, 2025 and 2024.
Pre-Funded Warrants
In connection with the November 2022 follow-on offering, the Company entered into an agreement with certain investors for pre-funded warrants in lieu of common stock to purchase up to an aggregate of 416,673 shares of common stock at a price of $47.9992, which represents the per share public offering price at the November 2022 follow-on offering for common stock less a $0.0008 per share exercise price for each pre-funded warrant.
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
The Company's pre-funded warrant is a freestanding instrument that does not meet the definition of a liability pursuant to ASC 480 and does not meet the definition of a derivative pursuant to ASC 815. The pre-funded warrant is indexed to the Company’s common stock and meets all other conditions for equity classification under ASC 480 and ASC 815. Accordingly, the pre-funded warrant was classified as equity and accounted for as a component of additional paid-in capital at the time of issuance. All of the pre-funded warrants related to our November 2022 follow-on offering remain outstanding and unexercised as of December 31, 2025.

Share-based Compensation
Share-based compensation is comprised of the Company's stock options, restricted stock awards, restricted stock units and shares issued pursuant to the employee stock purchase plan, and is classified in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024 and was as follows:

	FOR THE YEAR ENDED DECEMBER 31,
(in thousands)	2025	2024
Research and development	$2,250	$3,269
General and administrative	3,064	4,724
	$5,314	$7,993
2021 Equity Incentive Plan
In 2021, the board of directors adopted the Rallybio Corporation 2021 Equity Incentive Plan (the "2021 Plan"). The 2021 Plan initially reserved 680,043 shares of the Company's common stock that have been issued in respect of outstanding equity awards granted prior to the registrant’s IPO and for future issuances of shares to employees, directors and consultants in the form of stock options, SARs, restricted and unrestricted stock and stock units, performance awards and other awards that are convertible into or otherwise based on the Company's common stock. Dividend equivalents may also be provided in connection with awards under the 2021 Plan. The share pool will automatically increase on January 1st of each year until 2031 by the lesser, of (i) five percent of the number of shares of the Company's common stock outstanding as of such date and (ii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date. On January 1, 2025 and January 1, 2024, the 2021 Plan share pool was automatically increased by 259,438 and 236,434 shares, respectively. As of December 31, 2025, the total number of shares of the Company's common stock that were issuable under the 2021 Plan was 1,257,573 shares, of which 590,690 shares remained available for future issuance.
The following table summarizes stock option activity for the year ended December 31, 2025:

Stock Options	Number of Option Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding stock options at December 31, 2024	529,342	$62.83	7.8	$—
Granted	224,179	$5.87
Forfeited	(51,758)	$32.54
Expired	(73,483)	$76.34
Exercised	—	$—
Outstanding at December 31, 2025	628,280	$43.42	7.6	$89
Exercisable stock options at December 31, 2025	399,047	$58.72	7.1	$—
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company's common stock. Stock options outstanding with an exercise price below the closing price as of December 31, 2025 had an intrinsic value of approximately $89 thousand based on a common stock fair value of $5.49 per share, which was the closing price of the Company's common stock on December 31, 2025. Stock options outstanding and exercisable with an exercise price above the closing price as of December 31, 2025 are considered to have no intrinsic value. Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the years ended December 31, 2025 and 2024 was $4.92 per share and $11.78 per share, respectively. As of December 31, 2025, there was unrecognized share-based compensation expense related to nonvested stock options of $2.8 million, which the Company expects to recognize over a weighted-average period of approximately 1.9 years.

The fair value of the stock options granted during the years ended December 31, 2025 and 2024 was determined using the Black-Scholes option pricing model with the following assumptions:

FOR THE YEAR ENDED DECEMBER 31,
	2025	2024
Expected volatility	91.88% - 119.61%	89.41% - 94.48%
Expected term (years)	5.27 - 6.02	5.50 - 6.02
Risk free interest rate	4.03% - 4.39%	3.93% - 4.35%
Expected dividend yield	—	—
Exercise price	$2.38 - $7.60	$14.88 - $19.20
A summary of the status of the Company's nonvested restricted common stock awards at December 31, 2025 and changes during the year ended December 31, 2025 was as follows:

Restricted Stock Awards	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested restricted common stock awards at December 31, 2024	2,687	$31.76
Granted	—	$—
Vested	(2,687)	$31.76
Forfeited	—	$—
Nonvested restricted common stock awards at December 31, 2025	—	$—
As of December 31, 2025, there was no unrecognized share-based compensation expense related to nonvested restricted common stock awards.
A summary of the status of the Company's nonvested restricted common stock units at December 31, 2025 and changes during the year ended December 31, 2025 was as follows:

Restricted Stock Units	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested restricted common stock units at December 31, 2024	133,069	$18.89
Granted	59,500	$5.96
Forfeited	(66,646)	$12.34
Vested	(87,320)	$19.18
Nonvested restricted common stock units at December 31, 2025	38,603	$9.60
As of December 31, 2025, there was unrecognized share-based compensation expense related to nonvested restricted common stock units of $0.3 million, which the Company expects to recognize over a weighted-average period of approximately 2.4 years.
2021 Employee Stock Purchase Plan
In connection with the Company's IPO, the board of directors adopted the Rallybio Corporation 2021 Employee Stock Purchase Plan (the "2021 ESPP"), which initially reserved 36,415 shares of the Company's common stock for future issuances under this plan. The share pool will automatically increase on January 1st of each year from 2022 to 2031 by the lesser of (i) one percent of the number of shares of the Company's common stock outstanding as of such date (ii) 72,831 shares of the Company's common stock, and (iii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date. The 2021 ESPP share pool did not increase on January 1, 2025 or January 1, 2024. As of December 31, 2025, the total number of shares of the Company's common stock available for future issuance under the 2021 ESPP was 94,281 shares. During the years ended December 31, 2025 and 2024, the Company issued 7,258 and 7,603 shares, respectively, of the Company's common stock under the 2021 ESPP.

The 2021 ESPP allows eligible participants to purchase shares of the Company's common stock through authorized payroll deductions. The purchase price of the shares will not be less than 85% of the lower of the fair market value the Company's common stock on the first day of an offering or on the date of the purchase.
For the years ended December 31, 2025 and 2024, the total share-based compensation for the 2021 ESPP was $16 thousand and $0.1 million, respectively.
8. INCOME TAXES
The following table summarizes income (loss) before income taxes:

(in thousands)	2025
Domestic	$(8,978)
Foreign	—
Total	$(8,978)
The Company had no income tax expense (benefit) for the years ended December 31, 2025 and 2024.
The Company's effective tax rate for the period ended December 31, 2025 was 0.0%. For the period ended December 31, 2025, the primary drivers of the variance from the statutory rate were state taxes, research & development tax credits, stock based compensation, and valuation allowance.

The following is a reconciliation from the Company's statutory rate to the effective tax rate reported in the financial statements:

	2025
(in thousands)	Amount	Rate
Statutory federal income tax rate	$(1,885)	21.0%
Tax credits (federal):
Orphan drug credit	(1,331)	14.8%
Other	(231)	2.6%
Valuation allowance	2,203	(24.5)%
Non-deductible or non-taxable items:
Share-based compensation	1,227	(13.7)%
Other adjustments	17	(0.2%)
Effective income tax rate	$—	0.0%
The Company’s effective income tax rates are different from the federal statutory tax rates in 2024 predominantly due to the valuation allowance, tax credits, and state taxes. A reconciliation of the effect of applying the federal statutory rate to the net loss and effective income tax rate are as follows:

2024
U.S. federal statutory income tax rate	21.0%
State income taxes, net of federal income tax benefit	5.4%
Tax credits	10.7%
Other	(2.9)%
Valuation allowance	(34.2)%
Effective income tax rate	0.0%
The tax effect of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases that give rise to deferred tax assets and liabilities are as follows at December 31, 2025 and 2024:

(in thousands)	2025	2024
Net operating loss carryforwards	$50,322	$45,973
Amortization	1,775	1,341
Section 174 capitalization	19,947	22,479
Research and development tax credits	25,701	24,047
Share-based compensation	2,405	2,654
Other	301	1,476
Total deferred tax assets	100,451	97,970
Valuation allowance	(100,451)	(97,970)
Net deferred tax assets	$—	$—

As of December 31, 2025, the Company's federal and state post-apportioned net operating loss carryforwards are approximately $183.3 million and $181.6 million, respectively. Of the federal amount, $183.3 million will have an indefinite carryforward period. Of the state post-apportioned amount, $181.6 million have a limited carryforward period and will begin to expire in 2038.

As of December 31, 2025, the Company's federal and state research and development credit carryforwards are approximately $25.0 million and $0.9 million, respectively. All tax credits have a limited carryforward period and will begin to expire in 2038.

After weighing all available positive and negative evidence, the Company has recorded a valuation allowance of approximately $100.5 million and $98.0 million as of December 31, 2025 and 2024, respectively. The Company increased the valuation allowance by $2.5 million and $19.7 million for the years ended December 31, 2025 and 2024, respectively.

The Company is subject to income tax in multiple jurisdictions, including federal, states, and city jurisdictions. The Company has federal, state, and city income tax returns that are open to examination from 2022, 2023, and 2024 forward, respectively. In addition, the utilization of tax carryforwards, from periods prior to those previously mentioned may also be audited by the taxing authorities once utilized.

As a result, the Company continuously monitors its current and prior filing positions in order to determine if any unrecognized tax positions need to be recorded. The analysis involves considerable judgement and is based on the best information available. As of December 31, 2025 and 2024, the Company has no unrecognized tax benefits.

The Company has not accrued any interest expense or penalties related to the unrecognized tax benefits for the respective periods ended December 31, 2025 and 2024.

The Company has made no income tax payments and received no income tax refunds during the respective periods ended December 31, 2025 and 2024. All payments made to taxing authorities were for non-income based tax liabilities and are outside the scope of ASC 740.
The One Big Beautiful Bill Act (the "OBBBA") was enacted on July 4, 2025. The Company has evaluated whether the OBBBA has a material impact on its 2025 financial statements. The only provision of the OBBBA that impacts the Company’s income tax accounting under Accounting Standards Codification 740 is the new Internal Revenue Code of 1986, as amended, Section 174A ("Section 174A"), which permanently allows taxpayers to fully expense domestic research or experimental ("R&E") expenditures paid or incurred in taxable years beginning after December 31, 2024. The requirement to capitalize foreign expenses under Internal Revenue Code Section 174 over 15 years has not changed. On August 28, 2025, the Internal Revenue Service released procedural guidance (Rev. Proc. 20;/.25-28) for implementing Section 174A and related elections for domestic R&E. Transition rules provide taxpayers with options to account for any remaining unamortized domestic R&E expenditures paid or incurred in taxable years beginning after December 31, 2021, and before January 1, 2025. Taxpayers may continue to amortize such unamortized amounts over the remaining five-year period; alternatively, they may elect to deduct any remaining unamortized domestic R&E expenditures either entirely in the first tax year beginning after December 31, 2024, or ratably over two taxable years (e.g., 2025 or ratably in 2025 and 2026). The company has decided it will elect to continue to amortize previously capitalized and unamortized domestic R&E expenditures over the remaining five-year period. As of December 31, 2024, the company had approximately $41.4 million of remaining unamortized domestic research and development expenditures, representing approximately $11.4 million of its deferred tax assets. As of December 31, 2025, the company had approximately $25.5 million of remaining unamortized domestic research and development expenditures, representing approximately $7.0 million of its deferred tax assets.
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
The Company completed a Section 382 study and concluded that it underwent an ownership change as defined by the Code during the year ended December 31, 2021. The Company does not currently believe that the annual limitation will result in the expiration of any net operating losses or research and development tax credit carryforwards before utilization. Additional ownership changes which may have occurred after December 31, 2021 and any future ownership changes may limit our ability to utilize remaining tax attributes. Any carryforwards that will expire prior to utilization as a result of such additional limitations will be removed from deferred tax assets, with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.
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
9. INVESTMENT IN JOINT VENTURE
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
The Company evaluated the JV Sale under ASC 860, Transfers and Servicing of Financial Assets (“ASC 860”). Based on the Company’s evaluation of the JV Sale under ASC 860, the Company recognized a gain from the sale of its equity interests in REV102 of $22.4 million, based on the excess of the total net consideration allocated to the sale of the Company’s equity interests (based on relative fair value) of $23.0 million over the carrying value of the equity interests sold of $0.6 million. The total net consideration of $23.0 million included cash received of $20.0 million, plus an estimated $3.0 million representing the fair value of the future milestone payments and future royalties (which is a non-cash investing activity).
The contingent consideration was initially measured at fair value using a probability based present value model of the risk-adjusted estimated cash flows, with a discount rate of 15.4%. This valuation model relied on significant unobservable inputs (level 3 inputs) based on management’s estimates, which were informed by external data, judgment, and forecasts. Key assumptions included the probability of achieving the milestone and royalties, timing of cash flows, discount rate, and forecasted net revenues. The fair value of the contingent consideration is a non-recurring fair value measurement and is recorded as other assets and other assets, non-

current on the Company's consolidated balance sheets and as gain on sale of joint venture and other income within the Company's consolidated statements of operations and comprehensive loss.
Prior to the JV Sale, the Company, through one of its wholly-owned subsidiaries, had a 50% interest of the joint venture entity, REV-I. For the years ended December 31, 2025 and 2024 the Company funded $1.5 million and $2.0 million, respectively, associated with the Company's commitment and its share of REV-I development costs. The Company did not provide any additional financial support outside of capital contributions to REV-I during the years ended December 31, 2025 and 2024. However, in connection with the joint venture, the Company provided certain scientific and finance and accounting related support which was reimbursed by REV-I to the Company and included in other income on the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2025 and 2024, the Company recorded $0.3 million and $0.7 million, respectively, related to such support. Prior to the JV Sale, the Company held a 50% interest in the joint venture and based on management’s analysis, the Company was not the primary beneficiary of REV-I and accordingly, the entity was not consolidated in the Company's consolidated financial statements.
For the years ended December 31, 2025 and 2024, the Company recorded its allocable share of REV-I’s losses, which totaled $0.9 million and $2.2 million, respectively, as a loss on investment in joint venture in the consolidated statements of operations and comprehensive loss. After recognition of its share of losses for the period, the carrying value and maximum exposure to risk of the REV-I investment there was no carrying value remaining on the REV-I investment as of December 31, 2025 or 2024.
10. COMMITMENTS AND CONTINGENCIES
Purchase Commitments—The Company enters contracts in the normal course of business with contract research organizations ("CROs") and other third-party vendors for clinical trials and testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and are cancellable by us upon written notice. Payments that may be due upon cancellation consist of payments for services provided or expenses incurred prior to cancellation. As of December 31, 2025 and 2024 there were no amounts accrued related to termination charges.
11. NET LOSS PER COMMON SHARE
Basic and diluted loss per common share were calculated as follows:

	FOR THE YEAR ENDED DECEMBER 31,
(in thousands except share and per share amounts)	2025	2024
Net loss	$(8,978)	$(57,775)
Weighted-average number of common shares outstanding, basic and diluted	5,629,370	5,443,332
Net loss per common share, basic and diluted	$(1.59)	$(10.61)
Basic net loss per share of common stock is based on the weighted-average number of shares of common stock outstanding during the period. Pre-funded warrants to purchase 416,673 shares of common stock that were issued in connection with the November 2022 follow-on offering were included in the weighted-average number of common shares outstanding for the years ended December 31, 2025 and 2024, respectively. The weighted-average number of common shares outstanding diluted for the years ended December 31, 2025 and 2024 both exclude approximately 0.7 million stock options and nonvested restricted stock awards and units, which were not dilutive.

12. SEGMENTS
The Company defines its segments on the basis of the way in which internally reported financial information is regularly reviewed by the CODM to analyze financial performance, make decisions, and allocate resources. The Company’s CODM consists of its Chief Executive Officer, Chief Financial Officer and Chief Medical Officer. The Company manages its operations as a single operating and reportable segment and the measure of segment profit or loss is net loss. The CODM uses net loss in the budget and forecasting process and considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources.
The following table summarizes the information about reported segment revenues and significant segment expenses presented on the Company's consolidated statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024:

	FOR THE YEAR ENDED DECEMBER 31,
(in thousands)	2025	2024
Revenue	$858	$636
Less:
Research and development:
RLYB212	6,291	21,287
RLYB116	3,786	4,841
Other program candidates	(29)	1,901
Personnel (including share-based compensation)	8,798	12,488
Other	751	990
General and administrative, excluding personnel	6,078	6,654
General and administrative, personnel (including share-based compensation)	8,247	12,971
Other segment items*	(24,086)	(2,721)
Segment net loss	$(8,978)	$(57,775)
*Other segment items includes total other income, net and gain and loss on investment in joint venture.
13. RESTRUCTURING
On May 2, 2025, the Company approved a workforce reduction to focus resources on the Company’s lead program, RLYB116 and its preclinical development programs.
As part of this effort, the Company eliminated approximately 40% of its positions. As a result of these actions, the Company incurred charges of approximately $1.7 million of which $1.2 million was included in research and development expenses and $0.5 million was included in general and administrative expenses, with such amounts reflected in the consolidated statements of operations and comprehensive loss. The charges related to the workforce reduction were cash-based expenditures related primarily to severance and benefit payments. The Company recognized all such charges during the second quarter of 2025, with such amounts reflected in the consolidated statements of operations and comprehensive loss. The accrued restructuring liability is included in accrued expenses in the consolidated balance sheets as of December 31, 2025.
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
Substantially all restructuring payments are expected to be completed by August 2026.

The following table summarizes the restructuring accrued expense activity as of December 31, 2025:

(in thousands)	DECEMBER 31, 2025
Beginning accrued severance	$203
Severance incurred during the period	1,706
Severance paid and adjustments made during the period	(1,386)
Ending accrued severance	$523
14. SUBSEQUENT EVENTS

Share Price and Reverse Split
On February 24, 2025, the Company received a notification letter from The Nasdaq Stock Market LLC (“Nasdaq”) Listing Qualifications Department notifying the Company that the closing bid price of the Company’s shares of common stock was below the minimum closing bid price of $1.00 per share during the prior 30 consecutive business days (the “Notice”), as required for continued listing on the Nasdaq. Pursuant to Nasdaq’s Listing Rules, the Company had until August 25, 2025 (the “Initial Compliance Date”) to regain compliance with the minimum closing bid price requirement. As of the Initial Compliance Date, the Company had not regained compliance with the minimum closing bid price requirement.

On August 26, 2025, Nasdaq notified the Company that it had approved the Company’s application to transfer its listing to the Nasdaq Capital Market and that the Company is eligible for an additional 180 calendar day period, or until February 23, 2026 (the “Second Compliance Date”), to regain compliance with the minimum closing bid price requirement. At the opening of business on August 29, 2025, the Company’s common stock was transferred to the Nasdaq Capital Market, which operates in substantially the same manner as the Nasdaq Global Select Market, where it will continue to trade under the symbol “RLYB.”

On January 26, 2026, the Company's stockholders approved a proposal to amend its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company’s issued and outstanding common stock, par value $0.0001 at a ratio of 1-for-8. Pursuant to the Certificate of Amendment, the Reverse Stock Split became effective at 12:01 a.m., Eastern Time, on February 6, 2026 and began trading on a post-split basis under CUSIP number 75120L 209.

All common share, per share and related information included in the accompanying financial statements and footnote disclosures have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split.

On February 24, 2026, Rallybio received a letter from Nasdaq notifying the Company it had regained compliance with the Nasdaq's Listing Rules and that it complies with the requirements for continued listing.

Proposed Merger with Candid Therapeutics
On March 1, 2026, Rallybio entered into the Merger Agreement with Candid, a clinical-stage biotechnology company advancing a leading portfolio of TCE therapeutics for autoimmune diseases, and the Merger Sub. Upon the terms and subject to the satisfaction of the conditions described in the Merger Agreement, Merger Sub will be merged with and into Candid, with Candid surviving as a wholly owned subsidiary of the Merger. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

Subject to the terms and conditions of the Merger Agreement, at the Effective Time, (a) each then-outstanding share of common stock or preferred stock of Candid Share (excluding any share described in clauses (b) or (c) below and Candid Shares held by stockholders who have exercised and perfected appraisal rights for such shares) will be converted into the right to receive a number of shares of Rallybio Common Stock, par value $0.0001 per share, calculated in accordance with the Exchange Ratio, (b) each Candid Share issued in the Concurrent Financing will be converted into the right to receive a number of shares of Rallybio Common Stock calculated in accordance with the Concurrent Financing Exchange Ratio, (c) any Candid Shares held as treasury shares or held or owned by Rallybio, Merger Sub or any subsidiary of Rallybio or Candid immediately prior to the Effective Time will be canceled and shall cease to exist, and no consideration shall be delivered in exchange therefor. Each then-outstanding option to purchase Candid Shares will be converted into an option to purchase Rallybio Common Stock, subject to adjustment as set forth in the Merger Agreement.

Concurrently with the execution and delivery of the Merger Agreement, certain investors entered into subscription agreements with Candid, pursuant to which such investors have agreed to purchase, immediately prior to the Merger, shares of Candid common stock representing an aggregate commitment of approximately
$505.5 million in the Concurrent Financing. The shares of Candid common stock that are issued in the Concurrent Financing will be or will have the right to be, respectively, converted into shares of Rallybio Common
Stock in the Merger.

Under the Exchange Ratio and Concurrent Financing Exchange Ratio formulas in the Merger Agreement, immediately upon the Closing, on a pro forma basis and based upon the number of shares of Rallybio Common Stock expected to be issued in connection with the Merger, pre-Merger equityholders of Candid (other than investors in the Concurrent Financing) are expected to own approximately 57.55% of the combined company, pre-Merger equityholders of Rallybio are expected to own approximately 3.65% of the combined company and the Investors in the Concurrent Financing are expected to own approximately 38.80% of the combined company (assuming proceeds from the Concurrent Financing of $505.5 million), in each case, calculated on a fully diluted basis, using the treasury stock method, and subject to certain assumptions, including (i) a valuation for Rallybio of $47.5 million (assuming Rallybio has net cash (“Rallybio Net Cash”) of $37.5 million as of the closing of the Merger (the “Closing” and such date, the “Closing Date”)), (ii) a fixed valuation for Candid of $750.0 million, and (iii) the relative capitalization of Rallybio and Candid. The percentage of the combined company that each party’s equity holders will own following the Closing is subject to certain adjustments as described in the Merger Agreement, including the amount of the final Rallybio Net Cash at Closing.

Immediately prior to the Effective Time, Rallybio and a rights agent are expected to enter into the CVR Agreement, pursuant to which holders of record of certain Rallybio securities as of the close of business on the last business day prior to the day on which the Effective Time occurs will receive one contingent value right (each, a “CVR”) for each outstanding share of Rallybio Common Stock, prefunded warrant, Rallybio restricted stock unit or In the Money Parent Option (as defined in the CVR Agreement) held as of such date. Pursuant to the CVR Agreement, each CVR holder will be entitled to receive their pro rata share of (i) all of the net proceeds (including cash the value of stock to the extent listed on a national exchange, at the time of disposition), if any, received by Rallybio as a result of payments made to Rallybio of any upfront, milestone, royalty and other payments received under any disposition agreement related to Rallybio’s Legacy Assets, and (ii) all of the cash proceeds, if any, received from Recursion under the Membership Interest Purchase Agreement, dated July 8, 2025, by and among Recursion, Exscientia Ventures I, Inc., Rallybio Corporation and Rallybio IPB, LLC. For a period of one year after the Closing Date, Rallybio will use commercially reasonable efforts to effect the disposition of the Legacy Assets. Such net proceeds will be subject to certain permitted deductions, including for applicable tax payments, certain expenses incurred or other liabilities borne by Rallybio or its affiliates in respect of the Legacy Assets, and losses incurred by Rallybio or its affiliates due to a third-party proceeding in connection with such disposition.