Form 10-Q
period 2026-03-31
Rallybio Corp
filed 2026-05-13
CIK 1739410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of May 8, 2026, the registrant had 5,298,137 shares of common stock, $0.0001 par value per share, outstanding.

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

•our ability to compete with companies currently marketing or engaged in the development of treatments for diseases that our product candidates are designed to target, including diseases of complement dysregulation, diseases of iron overload, immune platelet transfusion refractoriness ("PTR") and refractory antiphospholipid syndrome ("APS");

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

•our eligibility to receive milestone payments and royalties under our Membership Interest Purchase Agreement, dated July 8, 2025, with Recursion Pharmaceuticals, Inc. ("Recursion");

•the potential benefits of strategic collaboration agreements and arrangements and our ability to enter into strategic collaborations or arrangements, including potential business development opportunities and potential licensing partnerships, and our ability to attract collaborators with development, regulatory and commercialization expertise;

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

•Our product candidates target rare diseases and conditions and if we continue to progress the development of our product candidates, the market opportunities for RLYB116 or any of our other product candidates, if approved, may be smaller than we anticipate. We must be able to successfully identify patients and capture a significant market share to achieve profitability and growth;

•We face significant competition from biotechnology and pharmaceutical companies and if we continue to progress the development of our product candidates, our operating results will suffer if we fail to compete effectively;

•If we continue to progress the development of our product candidates, we may pursue business development transactions and collaborate with third parties for the development and commercialization of our product candidates. We may not succeed in identifying and acquiring businesses or assets, in-licensing intellectual property rights or establishing and maintaining collaborations, which may significantly limit our ability to successfully develop and commercialize our other product candidates, if at all, and these transactions could disrupt our business, cause dilution to our stockholders or reduce our financial resources; and

•If we are unable to obtain, maintain and enforce patent protection for our technology and product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully develop and commercialize our technology and product candidates may be adversely affected which may also impact the value of any potential contingent value right ("CVR").

The foregoing is only a summary of some of our risks. For a more detailed discussion of these and other risks you should consider before making an investment in our common stock, see “Risk Factors.”

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
RALLYBIO CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share amounts)	MARCH 31, 2026	DECEMBER 31, 2025
Assets
Current assets:
Cash and cash equivalents	$41,299	$31,374
Marketable securities	5,496	23,362
Prepaid expenses and other current assets	6,695	6,517
Total current assets	53,490	61,253
Property and equipment, net	20	23
Operating lease right-of-use assets	152	175
Other assets, noncurrent	810	810
Total assets	$54,472	$62,261
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$940	$126
Accrued expenses	3,101	3,791
Operating lease liabilities	99	94
Deferred revenue	—	212
Total current liabilities	4,140	4,223
Operating lease liabilities, noncurrent	55	82
Total liabilities	4,195	4,305
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock, $0.0001 par value per share; 200,000,000 shares authorized as of March 31, 2026 and December 31, 2025; and 5,290,236 and 5,283,321 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	4	4
Preferred stock, $0.0001 par value per share; 50,000,000 shares authorized as of March 31, 2026 and December 31, 2025; no shares issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	360,548	359,932
Accumulated other comprehensive gain	1	18
Accumulated deficit	(310,276)	(301,998)
Total stockholders' equity	50,277	57,956
Total liabilities and stockholders' equity	$54,472	$62,261
See accompanying notes to the condensed consolidated financial statements

RALLYBIO CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
(in thousands, except share and per share amounts)	2026	2025
Revenue:
Collaboration and license revenue	$212	$212
Total revenue	212	212
Operating expenses:
Research and development	2,871	5,725
General and administrative	6,074	4,157
Total operating expenses	8,945	9,882
Loss from operations	(8,733)	(9,670)
Other income:
Interest income	201	644
Other income	254	174
Total other income, net	455	818
Loss before equity in losses of joint venture	(8,278)	(8,852)
Loss on investment in joint venture	—	587
Net loss	$(8,278)	$(9,439)

Net loss per common share, basic and diluted	$(1.46)	$(1.69)
Weighted-average common shares outstanding, basic and diluted	5,688,584	5,597,528

Other comprehensive loss:
Net unrealized loss on marketable securities	(17)	(21)
Other comprehensive loss	(17)	(21)
Comprehensive loss	$(8,295)	$(9,460)
See accompanying notes to the condensed consolidated financial statements

RALLYBIO CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025	COMMON		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)	STOCKHOLDERS' EQUITY
(in thousands, except share amounts)	SHARES	AMOUNT
December 31, 2024	5,188,743	$4	$354,602	$(293,020)	$68	$61,654
Share-based compensation	—	—	1,879	—	—	1,879
Issuance of common stock under the stock award plan	12,736	—	—	—	—	—
Net loss	—	—	—	(9,439)	—	(9,439)
Other comprehensive loss	—	—	—	—	(21)	(21)
Balance, March 31, 2025	5,201,479	$4	$356,481	$(302,459)	$47	$54,073

December 31, 2025	5,283,321	$4	$359,932	$(301,998)	$18	$57,956
Share-based compensation	—	—	613	—	—	613
Issuance of common stock under the stock award plan	6,354	—	—	—	—	—
Issuance of common stock from exercise of stock options	561	—	3	—	—	3
Net loss	—	—	—	(8,278)	—	(8,278)
Other comprehensive loss	—	—	—	—	(17)	(17)
Balance, March 31, 2026	5,290,236	$4	$360,548	$(310,276)	$1	$50,277

See accompanying notes to the condensed consolidated financial statements

RALLYBIO CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31,
(in thousands)	2026	2025
Cash Flows Used in Operating Activities:
Net loss	$(8,278)	$(9,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3	28
Net accretion of discounts/premiums on debt securities	(51)	(210)
Share-based compensation	613	1,879
Loss on investment in joint venture	—	587
Changes in operating assets and liabilities:
Prepaid expenses, operating lease right-of-use assets and other current assets	(155)	(506)
Accounts payable	814	122
Accrued expenses and operating lease liabilities	(712)	(2,454)
Deferred revenue	(212)	(212)
Net cash used in operating activities	(7,978)	(10,205)
Cash Flows Provided by Investing Activities:
Purchases of marketable securities	—	(5,919)
Proceeds from maturities of marketable securities	17,900	18,000
Investment in joint venture	—	(1,000)
Net cash provided by investing activities	17,900	11,081
Cash Flows Provided by Financing Activities:
Proceeds from the issuance of common stock from exercise of stock options	3	—
Net cash provided by financing activities	3	—
Net increase in cash and cash equivalents	9,925	876
Cash and cash equivalents — beginning of period	31,374	13,903
Cash and cash equivalents — end of period	$41,299	$14,779
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

On March 1, 2026, Rallybio entered into an Agreement and Plan of Merger and Reorganization with Candid Therapeutics, Inc. (“Candid”) (the “Merger Agreement”) pursuant to which the parties intended to undertake a business combination (the “Merger”).

On May 3, 2026, Candid terminated the Merger Agreement concurrently with entering into a Permitted Alternative Agreement (as defined in the Merger Agreement) with UCB S.A. (“UCB”). As a result of the termination of the Merger Agreement, Rallybio was paid on May 4, 2026 a $50.0 million Parent Termination Fee (as defined in the Merger Agreement) and was reimbursed $0.4 million for certain expenses.

The Company had cash, cash equivalents and marketable securities of $46.8 million as of March 31, 2026. The Company currently expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date these unaudited condensed consolidated financial statements are issued. However, the Company does not anticipate that its current cash, cash equivalents and marketable securities as of March 31, 2026 will be sufficient to fund any of its product candidates through regulatory approval, and it will need to raise substantial additional capital to complete the development and commercialization of its product candidates, if approved. Rallybio may satisfy its future cash needs through the sale of equity securities, debt financings, corporate collaborations or license agreements, working capital lines of credit, grant funding, interest income earned on invested cash balances or a combination of one or more of these sources.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
Unaudited Financial Information — The unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates ("ASU") promulgated by the Financial Accounting Standards Board.
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
These accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with Rallybio's Annual Report on Form 10-K for the year ended December 31, 2025 (our "Annual Report"). The Company's significant accounting policies are described in Note 2 of the Notes to the consolidated financial statements included in our Annual Report. There have been no new accounting policies, including the adoption of new accounting standards during the three months ended March 31, 2026, unless otherwise noted below, which could be expected to materially impact the Company's unaudited condensed consolidated financial statements.
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
The Company periodically reviews the carrying value of the contingent consideration when impairment indicators arise and records an impairment loss if the carrying amount materially exceeds the reassessed fair value. Increases in the carrying value are recognized only when contingent gains are realized. Since the contingent payments are tied to Phase 1 clinical study milestones and future royalty payments, the Company believes the likelihood of timely payment by Recursion is uncertain.
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
3. MARKETABLE SECURITIES

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of our marketable securities by type of security as of March 31, 2026 and December 31, 2025 was as follows:

		MARCH 31, 2026
(in thousands)	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Cash and cash equivalents	Level 1	$16,383	$—	$—	$16,383
U.S. treasury securities	Level 1	5,495	1	—	5,496
		$21,878	$1	$—	$21,879

		DECEMBER 31, 2025
(in thousands)	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Cash and cash equivalents	Level 1	$6,695	$—	$—	$6,695
U.S. treasury securities	Level 1	19,212	17	—	19,229
U.S. government agency securities	Level 2	4,630	1	—	4,631
		$30,537	$18	$—	$30,555
The fair values of marketable securities by classification in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 was as follows:

(in thousands)	MARCH 31, 2026	DECEMBER 31, 2025
Cash and cash equivalents	$16,383	$7,193
Marketable securities	5,496	23,362
	$21,879	$30,555
The fair values of available-for-sale debt securities as of March 31, 2026 and December 31, 2025, by contractual maturity, are summarized as follows:

(in thousands)	MARCH 31, 2026	DECEMBER 31, 2025
Due in one year or less	$21,879	$30,555
Due after one year through two years	—	—
	$21,879	$30,555
The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of December 31, 2025 was $0.7 million. There was no aggregate fair value of available-for-sale debt securities in an unrealized loss position as of March 31, 2026. As of March 31, 2026, the Company did not have any investments in a continuous unrealized loss position for more than twelve months. As of March 31, 2026, the Company believes that the cost basis of its available-for-sale debt securities is recoverable. No allowance for credit loss was recorded as of March 31, 2026 and December 31, 2025.
4. BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets —
Prepaid expenses and other current assets consisted of the following as of March 31, 2026 and December 31, 2025:

(in thousands)	MARCH 31, 2026	DECEMBER 31, 2025
Research and development	$595	$3,372
Insurance	231	409
Other prepaids	135	219
Other current assets	5,734	2,517
	$6,695	$6,517
Other current assets consists of approximately $3.4 million of accounts receivable related to clinical development costs expected to be returned to the Company in the second quarter of 2026, approximately $2.2 million related to a contingent payment receivable tied to a Phase 1 clinical study milestone in connection with the JV Sale, approximately $0.1 million of interest income and other current assets.

Accrued Expenses —
Accrued expenses consisted of the following as of March 31, 2026 and December 31, 2025:

(in thousands)	MARCH 31, 2026	DECEMBER 31, 2025
Compensation and related expenses	$1,407	$2,334
Professional fees	1,396	1,039
Research and development	94	394
Other accrued expenses	204	24
	$3,101	$3,791
5. STOCKHOLDERS' EQUITY

Common Stock
In April 2024, the Company entered into a securities purchase agreement (the "JJDC Securities Purchase Agreement") with Johnson & Johnson Innovation – JJDC, Inc. ("JJDC"), pursuant to which the Company sold to JJDC, in an unregistered offering, 454,545 shares of its common stock, at a price of $14.56 per share, which represented a 10% premium on the Company’s closing stock price on April 9, 2024, for aggregate gross proceeds of approximately $6.6 million, before deducting offering expenses.
The Company had 200,000,000 shares of common stock authorized as of March 31, 2026 and December 31, 2025, of which 5,290,236 and 5,283,321 shares were issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.
Preferred Stock
The Company had 50,000,000 shares of preferred stock authorized as of March 31, 2026 and December 31, 2025, of which no shares were issued or outstanding as of March 31, 2026 and December 31, 2025.
Pre-Funded Warrants
In connection with a follow-on offering, the Company entered into an agreement with certain investors to issue pre-funded warrants in lieu of common stock to purchase up to an aggregate of 416,673 shares of common stock at a price of $47.9992, which represents the per share public offering price of the November 2022 follow-on offering for common stock less a $0.0008 per share exercise price for each pre-funded warrant.
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
The Company's pre-funded warrant is a freestanding instrument that does not meet the definition of a liability pursuant to ASC 480, Distinguishing Liabilities from Equity ("ASC 480"), and does not meet the definition of a derivative pursuant to ASC 815, Derivatives and Hedging ("ASC 815"). The pre-funded warrant is indexed to the Company’s common stock and meets all other conditions for equity classification under ASC 480 and ASC 815. Accordingly, the pre-funded warrant was classified as equity and accounted for as a component of additional paid-in capital at the time of issuance. All of the pre-funded warrants related to the November 2022 follow-on offering remain outstanding and unexercised as of March 31, 2026.
Share-based Compensation
Share-based compensation is comprised of the Company's stock options, restricted stock awards, restricted stock units and shares issued pursuant to the employee stock purchase plan, and is classified in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025 was as follows:

	FOR THE THREE MONTHS ENDED MARCH 31,
(in thousands)	2026	2025
Research and development	$184	$810
General and administrative	429	1,069
	$613	$1,879
2021 Equity Incentive Plan
In 2021, the board of directors adopted the Rallybio Corporation 2021 Equity Incentive Plan (the "2021 Plan"). The 2021 Plan initially reserved 680,043 shares of the Company's common stock that have been issued in respect of outstanding equity awards granted prior to the Company's initial public offering ("IPO"), and for future issuances of shares to employees, directors and consultants in the form of stock options, SARs, restricted and unrestricted stock and stock units, performance awards and other awards that are convertible into or otherwise based on the Company's common stock. Dividend equivalents may also be provided in connection with awards under the 2021 Plan. The share pool will automatically increase on January 1st of each year until 2031, by the lesser of (i) five percent of the number of shares of the Company's common stock outstanding as of such date and (ii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date. On January 1, 2026 and January 1, 2025, the 2021 Plan share pool was automatically increased by 264,166 and 259,438 shares, respectively. As of March 31, 2026, the total number of shares of the Company's common stock that were issuable under the 2021 Plan was 1,514,824 shares, of which 834,331 shares remained available for future issuance.
The following table summarizes stock option activity for the three months ended March 31, 2026:

Stock Options	Number of Option Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding stock options at December 31, 2025	628,280	$43.42	7.6	$89
Granted	32,360	$4.45
Forfeited	(11,404)	$15.70
Expired	(1,281)	$88.75
Exercised	(561)	$6.08
Outstanding stock options at March 31, 2026	647,394	$41.90	6.2	$749
Exercisable stock options at March 31, 2026	427,642	$56.52	5.6	$180
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company's common stock. Stock options outstanding with an exercise price below the closing price as of March 31, 2026 had an intrinsic value of approximately $749 thousand. Stock options outstanding and exercisable with an exercise price below the closing price as of March 31, 2026 had an intrinsic value of $180 thousand. These values are based on a common stock fair value of $8.97 per share, which was the closing price of the Company's common stock on March 31, 2026. Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the three months ended March 31, 2026 and 2025 was $3.60 per share and $5.36 per share, respectively. As of March 31, 2026, there was unrecognized share-based compensation expense related to nonvested stock options of $2.2 million, which the Company expects to recognize over a weighted-average period of approximately 1.6 years. As of March 31, 2026, in connection with the consummation of the now-terminated proposed Merger, all nonvested stock options were expected to vest and the remaining expense would have been recognized.

The fair value of the stock options granted during the three months ended March 31, 2026 and 2025 was determined using the Black-Scholes option pricing model with the following assumptions:

	FOR THE THREE MONTHS ENDED MARCH 31,
	2026	2025
Expected volatility	109.21%	91.88% - 119.61%
Expected term (years)	5.25	5.27 - 6.02
Risk free interest rate	3.68%	4.36% - 4.39%
Expected dividend yield	—	—
Exercise price	$4.45	$6.08 - $7.60
A summary of the status of the Company's nonvested restricted common stock units at March 31, 2026 and changes during the three months ended March 31, 2026 was as follows:

Restricted Stock Units	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested restricted stock units at December 31, 2025	38,603	$9.60
Granted	5,000	$4.45
Forfeited	(4,150)	$2.40
Vested	(6,354)	$7.79
Nonvested restricted stock units at March 31, 2026	33,099	$10.07
As of March 31, 2026, there was unrecognized share-based compensation expense related to nonvested restricted stock units of $0.2 million, which the Company expects to recognize over a weighted-average period of approximately 2.0 years. As of March 31, 2026, in connection with the consummation of the now-terminated proposed Merger, all nonvested restricted stock units were expected to vest and the remaining expense would have been recognized.
2021 Employee Stock Purchase Plan
In connection with the Company's IPO, the board of directors adopted the Rallybio Corporation 2021 Employee Stock Purchase Plan (the "2021 ESPP"), which initially reserved 36,415 shares of the Company's common stock for future issuances under this plan. The share pool will automatically increase on January 1st of each year from 2022 to 2031, by the lesser of (i) one percent of the number of shares of the Company's common stock outstanding as of such date, (ii) 72,831 shares of the Company’s common stock and (iii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date. The 2021 ESPP share pool did not increase on January 1, 2026 or January 1, 2025. As of March 31, 2026, the total number of shares of the Company's common stock available for future issuance under the 2021 ESPP was 94,281 shares. During the three months ended March 31, 2026 and 2025, the Company did not issue any of the Company's common stock under the 2021 ESPP.
The 2021 ESPP allows eligible participants to purchase shares of the Company's common stock through authorized payroll deductions. The purchase price of the shares will not be less than 85% of the lower of the fair market value of the Company's common stock on the first day of an offering or on the date of the purchase.
6. INVESTMENT IN JOINT VENTURE
In July 2025, the Company entered into a Membership Interest Purchase Agreement (the "ENPP1 Purchase Agreement") to sell its interest in REV102, an ENPP1 inhibitor in preclinical development for the treatment of patients with HPP, to Recursion Exscientia Ventures I, Inc, an indirect wholly-owned subsidiary of Recursion ("Buyer"). In connection with the JV Sale, the Company received compensation in the form of Recursion common stock (which is a non-cash investing activity). The Company subsequently sold the Recursion common stock for cash proceeds of $20.0 million in the third quarter of 2025 which included $7.5 million from an upfront payment and $12.5 million from a milestone payment related to the initiation of additional preclinical studies. The Company is eligible to receive a $5.0 million milestone cash payment in connection with the initiation of dosing in a Phase 1 clinical study, as defined in the ENPP1 Purchase Agreement and low single-digit royalties on all future net sales by Recursion of products comprising or incorporating certain compounds developed by RE Ventures I, LLC, a limited liability company (“REV-I”). The Company may also be eligible to receive certain payments in the event of Recursion’s sale of the REV102 program.
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
The contingent consideration was initially measured at fair value using a probability based present value model of the risk-adjusted estimated cash flows, with a discount rate of 15.4%. This valuation model relied on significant unobservable inputs (level 3 inputs) based on management’s estimates, which were informed by external data, judgment, and forecasts. Key assumptions included the probability of achieving the milestone and royalties, timing of cash flows, discount rate, and forecasted net revenues. The fair value of the contingent consideration is a non-recurring fair value measurement and is recorded as other assets and other assets, non-current on the Company's condensed consolidated balance sheets and as gain on sale of joint venture and other income within the Company's condensed consolidated statements of operations and comprehensive loss.
Prior to the JV Sale, the Company, through one of its wholly-owned subsidiaries, had a 50% interest of the joint venture entity, REV-I. For the three months ended March 31, 2026, the Company did not fund REV-I due to the JV Sale. For the three months ended March 31, 2025, the Company funded $1.0 million, associated with the Company's commitment and its share of REV-I development costs. The Company did not provide any additional financial support outside of capital contributions to REV-I during the three months ended March 31, 2026 and 2025. However, in connection with the joint venture, the Company provided certain scientific and finance and accounting related support which was reimbursed by REV-I to the Company and included in other income on the condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2026 the Company did not provide such support due to the JV Sale. For the three months ended March 31, 2025, the Company recorded $0.2 million related to such support. Prior to the JV Sale, the Company held a 50% interest in the joint venture and based on management’s analysis, the Company was not the primary beneficiary of REV-I and accordingly, the entity was not consolidated in the Company's condensed consolidated financial statements.
For the three months ended March 31, 2026, the Company did not have allocable share of REV-I losses due to the JV Sale. For the three months ended March 31, 2025, the Company recorded its allocable share of REV-I's losses which totaled $0.6 million. These losses were recorded as a loss on investment in joint venture within the condensed consolidated statements of operations and comprehensive loss. After recognition of its share of losses for the period, there was no carrying value remaining of the REV-I investment as of March 31, 2026 and December 31, 2025.
7. COMMITMENTS AND CONTINGENCIES

Purchase Commitments — The Company enters contracts in the normal course of business with contract research organizations and other third-party vendors for clinical trials and testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and are cancellable by the Company upon written notice. Payments that may be due upon cancellation consist of payments for services provided or expenses incurred prior to cancellation. As of March 31, 2026 and December 31, 2025, there were no amounts accrued related to termination charges.

8. NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share for the three months ended March 31, 2026 and 2025 was calculated as follows:

	FOR THE THREE MONTHS ENDED MARCH 31,
(in thousands except share and per share amounts)	2026	2025
Net loss	$(8,278)	$(9,439)
Weighted-average number of common shares outstanding, basic and diluted	5,688,584	5,597,528
Net loss per common share, basic and diluted	$(1.46)	$(1.69)
Basic net loss per share of common stock is based on the weighted-average number of shares of common stock outstanding during the period. Pre-funded warrants to purchase 416,673 shares of common stock that were issued in connection with the November 2022 follow-on offering are included in the weighted-average number of common shares outstanding for the three months ended March 31, 2026 and 2025. The weighted- average number of common shares outstanding diluted for the three months ended March 31, 2026 and 2025 excluded approximately 0.7 million and 0.9 million stock options and nonvested restricted stock awards and units, respectively, which were not dilutive.
9. SEGMENTS
The Company defines its segments on the basis of the way in which internally reported financial information is regularly reviewed by the chief operating decision maker ("CODM") to analyze financial performance, make decisions, and allocate resources. The Company’s CODM consists of its Chief Executive Officer and Chief Financial Officer. The Company manages its operations as a single operating and reportable segment and the measure of segment profit or loss is net loss. The CODM uses net loss in the budget and forecasting process and considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources.
The following table summarizes the information about reported segment revenues and significant segment expenses presented on the Company's condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025:

	FOR THE THREE MONTHS ENDED MARCH 31,
(in thousands)	2026	2025
Revenue	$212	$212
Less:
Research and development:
RLYB212	56	2,438
RLYB116	396	619
Other program candidates	2	(163)
Personnel expenses (including share-based compensation)	2,280	2,589
Other expenses	137	242
General and administrative, excluding personnel expenses	4,223	1,525
General and administrative, personnel expenses (including share-based compensation)	1,851	2,632
Other segment items*	(455)	(231)
Segment net loss	$(8,278)	$(9,439)

*Other segment items include total other income, net and loss on investment in joint venture.

10. RESTRUCTURING AND SEVERANCE
In connection with entering into the Merger Agreement and the potential Merger, the Company incurred severance charges of approximately $2.3 million of which $1.6 million was included in research and development expenses and $0.7 million was included in general and administrative expenses, with such amounts reflected in the condensed consolidated statements of operations and comprehensive loss. The charges related to the Merger Agreement were cash-based expenditures related primarily to severance and benefit payments. The Company recognized all such charges during the first quarter of 2026, with such amounts reflected in the condensed consolidated statements of operations and comprehensive loss. The accrued severance liability is included in accrued expenses in the condensed consolidated balance sheets as of March 31, 2026.
On May 2, 2025, the Company approved a workforce reduction to focus resources on the Company’s lead program, RLYB116, and its preclinical development programs.
As part of this effort, the Company eliminated approximately 40% of its positions. As a result of these actions, the Company incurred charges of approximately $1.7 million of which $1.2 million was included in research and development expenses and $0.5 million was included in general and administrative expenses, with such amounts reflected in the condensed consolidated statements of operations and comprehensive loss. The charges related to the workforce reduction were cash-based expenditures related primarily to severance and benefit payments. The Company recognized all such charges during the second quarter of 2025, with such amounts reflected in the condensed consolidated statements of operations and comprehensive loss. The accrued restructuring liability is included in accrued expenses in the condensed consolidated balance sheets as of March 31, 2026.
All restructuring and severance payments related to the terminated Merger are expected to be paid within the next 12 months.
The following table summarizes the restructuring accrual activity as of March 31, 2026:

(in thousands)	MARCH 31, 2026
Beginning accrued severance as of January 1, 2026	$523
Severance incurred during the period	2,302
Severance paid and adjustments made during the period	(1,449)
Ending accrued severance as of March 31, 2026	$1,376
11. COLLABORATION AND LICENSE AGREEMENTS`
In April 2024, the Company entered into a two-year collaboration agreement (the "J&J Collaboration Agreement"), with Johnson & Johnson ("J&J") through its wholly-owned subsidiary, Momenta Pharmaceuticals, Inc. to facilitate the advancement of research into products to address unmet needs relating to FNAIT.
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
In April 2024, the Company also entered into the JJDC Securities Purchase Agreement. Under the terms of the JJDC Securities Purchase Agreement, JJDC purchased 454,545 shares of the Company's common stock with a par value of $0.0001 per share for a share purchase price of $14.56 per share which included a 10% premium on the then-current market price, for an aggregate purchase price of $6.6 million. The JJDC Securities Purchase Agreement contains provisions related to the registration of the shares and the restriction on the sale or transfer of the shares for a period of time. The Company determined the J&J Collaboration Agreement and the JJDC Securities Purchase Agreement represented combined agreements. In accordance with ASC 606 and ASC Topic 820, Fair Value Measurement, total consideration of $1.2 million for the shares of common stock from the JJDC Securities Purchase Agreement, which represents the premium of $0.7 million and discount for lack of marketability of $0.5 million, has been allocated to revenue and will be recognized over the two-year expected performance period.
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
The Company recognized revenue of $0.2 million for both the three months ended March 31, 2026 and 2025, related to data collection and data submission with the identified performance obligations, and the premium and discount allocated to revenue from the sale of the common stock to JJDC. As of March 31, 2026, all revenue was recognized due to the performance obligations being satisfied. On April 9, 2026, the J&J Collaboration Agreement terminated upon completion of the initial term of the agreement.
The Company determined that the J&J Collaboration Agreement is not in the scope of ASC 808, Collaborative Arrangements.

12. SUBSEQUENT EVENTS
On March 1, 2026, Rallybio entered into an Agreement and Plan of Merger and Reorganization with Candid pursuant to which the parties intended to undertake a business combination.
On May 3, 2026, Candid terminated the Merger Agreement concurrently with entering into a Permitted Alternative Agreement (as defined in the Merger Agreement) with UCB. As a result of the termination of the Merger Agreement, Rallybio was paid on May 4, 2026 a $50.0 million Parent Termination Fee (as defined in the Merger Agreement) and was reimbursed $0.4 million for certain expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (our "Annual Report"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section entitled “Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See “Cautionary Note Regarding Forward-Looking Statements.”
Our Business
We are a clinical-stage biotechnology company comprised of experienced biopharma industry leaders with extensive research, development, and rare disease expertise with a mission to develop and commercialize life-transforming therapies for patients with severe and rare diseases. Our lead program, RLYB116, is a differentiated complement component 5 ("C5") inhibitor with the potential to treat diseases of complement dysregulation. In addition, RLYB332, a long-acting matriptase-2 ("MTP-2") antibody for the treatment of diseases of iron overload is currently in preclinical development.

On March 1, 2026, Rallybio Corporation and subsidiaries ("Rallybio", the "Company", "we", "our", or "us") entered into an Agreement and Plan of Merger and Reorganization with Candid Therapeutics, Inc ("Candid") (the "Merger Agreement") pursuant to which the parties intended to undertake a business combination (the "Merger").

On May 3, 2026, Candid terminated the Merger Agreement concurrently with entering into a Permitted Alternative Agreement (as defined in the Merger Agreement) with UCB S.A. (“UCB”). As a result of the termination of the Merger Agreement, we were paid on May 4, 2026 a $50.0 million Parent Termination Fee (as defined in the Merger Agreement) and were reimbursed $0.4 million for certain expenses.

We completed a confirmatory pharmacokinetic ("PK") and pharmacodynamic ("PD") study of RLYB116 in healthy volunteers in 2025 and reported data in the first quarter of 2026.

In July 2025, we entered into a Membership Interest Purchase Agreement (the “ENPP1 Purchase Agreement”) with Recursion Exscientia Ventures I, Inc., an indirect wholly-owned subsidiary of Recursion (“Buyer”) and Rallybio IPB, LLC, a wholly-owned subsidiary of Rallybio Corporation to sell our interest in REV102, an Ectonucleotide Pyrophosphatase/Phosphodiesterase 1 ("ENPP1") inhibitor in preclinical development for the treatment of patients with hypophosphatasia ("HPP"), to Buyer (a subsidiary of our joint venture partner Recursion) (the "JV Sale"). In connection with the JV Sale, we received a total of $20.0 million in the third quarter of 2025 including $7.5 million from an upfront payment and $12.5 million from a milestone payment related to the initiation of additional preclinical studies. We are eligible to receive a $5.0 million milestone payment in connection with the initiation of dosing in a Phase 1 clinical study, as defined in the ENPP1 Purchase Agreement and low single-digit royalties on all future net sales by Recursion of products comprising or incorporating certain compounds developed by RE Ventures I, LLC, a limited liability company (“REV-I”). We may also be eligible to receive certain payments in the event of Recursion’s sale of the REV102 program.

In April 2025, we announced the discontinuation of our RLYB212 program for the prevention of fetal and neonatal alloimmune thrombocytopenia ("FNAIT") based on PK data from the Phase 2 clinical trial that demonstrated an inability of the RLYB212 dose regimen to achieve predicted target concentrations, as well as the minimum target concentration required for efficacy.

Complement Dysregulation
RLYB116 is an innovative, once-weekly, small volume, subcutaneously injected inhibitor of C5 in development for the treatment of patients with complement-related diseases. We have completed two Phase 1 clinical trials in healthy participants that included the study of RLYB116 as both a single-ascending dose and a multiple-ascending dose. After the first Phase 1 clinical trial, we completed manufacturing process enhancements that were designed to improve the tolerability of RLYB116. In 2025, we completed the confirmatory Phase 1 clinical trial evaluating the PK/PD properties of RLYB116. The confirmatory trial achieved its two key objectives including: a significant improvement in the tolerability of RLYB116 and demonstration of complete and sustained inhibition of terminal complement. These results, which we reported in the first quarter of 2026, support the study of RLYB116 as a potential best-in-class therapeutic for multiple complement mediated diseases.

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

As of March 31, 2026, we had cash, cash equivalents and marketable securities of $46.8 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months beyond the filing of this Quarterly Report on Form 10-Q. See “—Liquidity and Capital Resources.”

We have incurred significant operating losses since inception, including net losses of $8.3 million and $9.4 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $310.3 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We have not commercialized any products and have never generated revenue from the commercialization of any product. There can be no assurances, however, that additional funding will be available on terms acceptable to us, or at all.
Components of Results of Operations

Revenue
We do not have any product candidates approved for sale and have not generated any revenue from product sales. In April 2024, we entered into a two-year collaboration agreement (the "J&J Collaboration Agreement") with Johnson & Johnson ("J&J"), through its wholly-owned subsidiary, Momenta Pharmaceuticals, Inc. Our collaboration and license revenue to date is related to data collection and data submission performance obligations pursuant to the two-year J&J Collaboration Agreement to facilitate the advancement of research into products to address unmet needs relating to FNAIT. Pursuant to the J&J Collaboration Agreement, we received an upfront payment of $0.5 million from J&J for the information dissemination and data provision services under the agreement. We were also eligible to receive additional payments upon certain triggers related to the companies' FNAIT studies, however, in connection with our decision in April 2025 to discontinue development of RLYB212, we do not expect payments regarding the achievement of certain enrollment-related events.

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

In April 2024, we also entered into the JJDC Securities Purchase Agreement. Under the terms of the JJDC Securities Purchase Agreement, JJDC made an equity investment purchasing 454,545 shares of common stock with a par value of $0.0001 per share for a share purchase price of $14.56 per share which includes a 10% premium for an aggregate purchase price of $6.6 million. The JJDC Securities Purchase Agreement contains provisions related to the registration of the shares and the restriction on the sale or transfer of the shares for a period of time. We determined the J&J Collaboration Agreement and JJDC Securities Purchase Agreement represented combined agreements. In accordance with Accounting Standards Codification 606, Revenue Recognition and Accounting Standards Codification Topic 820, Fair Value Measurement, total consideration of $1.2 million for the shares of common stock from the JJDC Securities Purchase Agreement, which represents the premium of $0.7 million and discount for lack of marketability of $0.5 million, has been allocated to revenue and will be recognized over the two-year expected performance period. As of March 31, 2026, all revenue was recognized due to the performance obligations being satisfied. On April 9, 2026, the J&J Collaboration Agreement terminated upon completion of the initial term of the agreement.

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

Comparison of the Three Months Ended March 31, 2026 and 2025
The following table summarizes our results of operations:

	FOR THE THREE MONTHS ENDED MARCH 31,
(in thousands)	2026	2025	CHANGE
Revenue:
Collaboration and license revenue	$212	$212	$—
Total revenue	212	212	—
Operating expenses:
Research and development	2,871	5,725	(2,854)
General and administrative	6,074	4,157	1,917
Total operating expenses	8,945	9,882	(937)
Loss from operations	(8,733)	(9,670)	937
Total other income, net	455	818	(363)
Loss before equity in losses of joint venture	(8,278)	(8,852)	574
Loss on investment in joint venture	—	587	(587)
Net loss	$(8,278)	$(9,439)	$1,161
Revenue
Collaboration and license revenue was $0.2 million for both the three months ended March 31, 2026 and 2025.
Operating Expenses
Research and Development Expenses
The following table summarizes our research and development costs for each of the periods presented:

	FOR THE THREE MONTHS ENDED MARCH 31,
(in thousands)	2026	2025	CHANGE
Direct research and development by program
RLYB212	$56	$2,438	$(2,382)
RLYB116	396	619	(223)
Other program candidates	2	(163)	165
Other unallocated research and development costs
Personnel expenses (including share-based compensation)	2,280	2,589	(309)
Other expenses	137	242	(105)
Total research and development expenses	$2,871	$5,725	$(2,854)
Research and development expenses were $2.9 million for the three months ended March 31, 2026, compared to $5.7 million for the three months ended March 31, 2025. The decrease of $2.9 million in 2026 as compared to 2025 was primarily due to:
▪a $2.4 million decrease in RLYB212 development costs, primarily related to a decrease in clinical development costs and other related development costs as a result of our discontinuation of the FNAIT program in April 2025;
▪a $0.2 million decrease in RLYB116 development costs, primarily related to a decrease in manufacturing costs and other related development costs; and
▪a $0.3 million decrease in personnel expenses, primarily related to lower ongoing headcount during the three months ended March 31, 2026 as compared to the same period in 2025, in addition to a decrease in share-based compensation and the lack of any bonus accrual in 2026; offset by an increase in severance recognized in connection with the terminated Merger with Candid.

General and administrative expenses were $6.1 million for the three months ended March 31, 2026, compared to $4.2 million for the three months ended March 31, 2025. The increase of $1.9 million in 2026 as compared to 2025 was primarily due to:
▪a $2.7 million increase primarily related to legal fees, professional fees and other related general and administrative expenses, the vast majority of which was incurred in connection with the terminated Merger with Candid.
This increase was partially offset by:
▪a $0.8 million decrease in personnel expenses, primarily related to lower ongoing headcount during the three months ended March 31, 2026 as compared to the same period in 2025, in addition to a decrease in share-based compensation and the lack of any bonus accrual in 2026; offset by an increase in severance recognized in connection with the terminated Merger with Candid.
Total Other Income, Net
Total other income, net, for the three months ended March 31, 2026 was $0.5 million compared to $0.8 million for the three months ended March 31, 2025. The decrease in total other income of $0.4 million was primarily related to a decrease in interest income from marketable securities due to a lower excess cash balance.
Loss On Investment In Joint Venture
Loss on investment in joint venture was $0.6 million for the three months ended March 31, 2025. In July 2025, we sold our interest in REV102 to Recursion which resulted in no loss on investment in joint venture for the three months ended March 31, 2026.
Liquidity and Capital Resources
Sources of Liquidity
On February 6, 2026, we executed a reverse stock split of our issued and outstanding common stock, par value $0.0001, at a ratio of 1-for-8 with a record date of December 30, 2025 (the “Reverse Stock Split”). All common stock, per share and related information included herein have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split.

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

Under the Sales Agreement, TD Cowen will be entitled to compensation equal to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. As of March 31, 2026, we had not sold any shares of common stock pursuant to the Sales Agreement.

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

In May 2026, we received a $50.0 million Parent Termination Fee in connection with the termination of the Merger Agreement.

As of March 31, 2026, we had $46.8 million of cash, cash equivalents and marketable securities.
Uses of Liquidity
We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years. See "Contractual Obligations" below.
Funding Requirements
We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months beyond the filing of this Quarterly Report on Form 10-Q.

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
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	FOR THE THREE MONTHS ENDED MARCH 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(7,978)	$(10,205)
Net cash provided by investing activities	17,900	11,081
Net cash provided by financing activities	3	—
Net increase in cash and cash equivalents	$9,925	$876
Operating Activities
During the three months ended March 31, 2026, net cash used in operating activities was $8.0 million as compared to $10.2 million during the three months ended March 31, 2025. The decrease in net cash used in operating activities during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily related to a decrease in research and development activities; offset by an increase in general and administrative activities.
Investing Activities
Net cash provided by investing activities was $17.9 million during the three months ended March 31, 2026 as compared to $11.1 million of net cash provided by investing activities during the three months ended March 31, 2025. The increase of $6.8 million in net cash provided by investing activities was primarily related to proceeds of $17.9 million from maturities of highly-rated debt securities during the three months ended March 31, 2026, as compared to proceeds from maturities of highly-rated debt securities of $18.0 million, partially offset by purchases of highly-rated debt securities of $5.9 million during the three months ended March 31, 2025.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2026 was $3 thousand, representing proceeds from the issuance of common stock from exercise of stock options. There were no financing activities during the three months ended March 31, 2025.
Contractual Obligations
There have been no other material changes in our contractual obligations and commitments during the three months ended March 31, 2026 from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.
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
Emerging Growth Company and Smaller Reporting Company
As an emerging growth company (an “EGC”) under the Jumpstart Our Business Startups Act of 212 (the "JOBS Act"), we may delay the adoption of certain accounting standards until such time as those standards apply to private companies. Other exemptions and reduced reporting requirements under the JOBS Act, for EGCs include presentation of only two years of audited financial statements in a registration statement for an initial public offering, an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation, and less extensive disclosure about our executive compensation arrangements. Additionally, the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an EGC to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an EGC. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies. Therefore, the reported results of operations contained in our condensed consolidated financial statements may not be directly comparable to those of other public companies.
We are also a “smaller reporting company” meaning that the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue was less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an EGC, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to an EGC, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
Off-Balance Sheet Arrangements
As of March 31, 2026 and December 31, 2025, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are not required to provide the information under this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We are a clinical-stage biotechnology company with a limited operating history. As a result, we are not profitable and we have incurred significant operating losses since inception, including net losses of $8.3 million and $9.4 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $310.3 million. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to gain regulatory approval and become commercially viable. Since inception, we have devoted substantially all of our resources to raising capital, conducting discovery and research activities, acquiring product candidates, establishing and protecting our intellectual property, preparing for and conducting clinical trials, and establishing arrangements with third parties for the manufacture of our product candidates. We do not have any product candidates approved for sale and have not generated any revenue from product sales.

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

If we continue to progress the development of our product candidates, we believe that our existing cash, cash equivalents and marketable securities as of March 31, 2026, will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months beyond the date of the filing of this Quarterly Report on Form 10-Q. This estimate and our expectation to advance the preclinical and clinical development of RLYB116 and any other product candidates are based on assumptions that may prove to be wrong, or we may be subject to changing circumstances. We could exhaust our available capital resources sooner than we expect. Our business is subject to numerous risks and uncertainties, and we may be unable to accurately estimate the actual amount of funds we will require for development and commercialization of our product candidates. Our future capital requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

▪our ability to establish new collaborations;

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

To the extent that we raise additional capital through the future sale of equity or convertible debt securities, including sales of our common stock pursuant to the Sales Agreement with TD Cowen, each shareholder's ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect their rights as a common stockholder. In addition, debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and we may need to dedicate a substantial additional portion of any operating cash flows to the payment of principal and interest on such indebtedness. Any future indebtedness, combined with our other financial obligations, could increase our vulnerability to adverse changes in general economic, industry and market conditions, limit our flexibility in planning for, or reacting to, changes in our business and the industry and impose a competitive disadvantage compared to our competitors that have less debt or better debt servicing options. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may be required to relinquish valuable rights to our intellectual property, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate development or future commercialization efforts for one or more of our product candidates.

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

RLYB116 is designed for subcutaneous ("SC") self-administration. The formulation or physical properties of RLYB116 may ultimately be determined to be inadequate to support this route of administration. If SC administration is not feasible, then we may need to identify additional formulations or routes of administration, which could delay initiation of our future clinical trials or commercialization and result in significant additional costs. Further, alternative formulations and routes of administration may be required to differentiate our product candidates from competitors and/or secure access to support successful commercialization.

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

▪regulatory grants of authorization to proceed under investigational new drug applications or clinical trial authorization (“CTAs”) such that we can commence planned or future clinical trials of our product candidates;

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
Before obtaining marketing approval from the FDA, EMA or other comparable regulatory authorities for the sale of our product candidates, we must complete preclinical studies and extensive clinical trials to demonstrate the safety and efficacy of our product candidates. To initiate clinical trials for any future product candidates, we must submit the results of preclinical studies to the FDA, EMA or other comparable foreign regulatory authorities, along with other information, including information about chemistry, manufacturing, controls ("CMC") and our proposed clinical trial protocol, as part of an investigational new drug application or similar regulatory filing that must be accepted by the FDA, EMA or other applicable regulatory authorities before we may proceed with clinical development. In the event that regulators require us to complete additional preclinical studies or we are required to satisfy other regulator requests, such as obtaining alignment on the device regulatory pathway for our FNAIT prevention program, the start of our clinical trials may be delayed or prevented. Even after we receive and incorporate guidance from these regulatory authorities, the FDA, EMA or other regulatory authorities could (i) disagree that we have satisfied their requirements to commence our clinical trial, (ii) change their position on the acceptability of our data, trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials or (iii) impose stricter requirements for approval than we currently expect.

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
If we continue to progress the development of our product candidates, identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. We currently are conducting clinical trials with our product candidates in rare disease indications, which can make completion of such trial more difficult. The timely completion of clinical trials in accordance with their protocols depends, among other things, on the speed at which we can recruit eligible patients to participate in testing our product candidates and our ability to enroll a sufficient number of patients who remain in the study until its conclusion. Clinical trial recruitment delays often result in increased costs, delays in advancing product development, delays in testing the effectiveness of technologies, delays in obtaining marketing approval or termination of clinical trials.

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

If we continue to progress the development of our product candidates, we may seek Fast Track designation, Breakthrough Therapy designation, or Priority Medicines ("PRIME") designation for our product candidates, but we might not receive any such designation, and even if we do, such designation may not actually lead to a faster development or regulatory review or approval process.
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

In the European Union ("EU") we may seek PRIME designation for some of our product candidates in the future. PRIME is a voluntary program aimed at enhancing the EMA’s role to reinforce scientific and regulatory support in order to optimize development and enable accelerated assessment of new medicines that are of major public health interest with the potential to address unmet medical needs. The program focuses on medicines that target conditions for which there exists no satisfactory method of treatment in the EU or even if such a method exists, it may offer a major therapeutic advantage over existing treatments. PRIME is limited to medicines under development and not authorized in the EU and the applicant intends to apply for an initial marketing authorization ("MA") application through the centralized procedure. To be accepted for PRIME, a product candidate must meet the eligibility criteria in respect of its major public health interest and therapeutic innovation based on information that can substantiate the claims. The benefits of a PRIME designation include the appointment of a Committee for Medicinal Products for Human Use (“CHMP”) rapporteur to provide continued support and help to build knowledge ahead of a MA application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME enables an applicant to request parallel EMA scientific advice and health technology assessment ("HTA") advice to facilitate timely market access. Even if we receive PRIME designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.

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
Regulatory authorities in some jurisdictions, including the United States and the EU may designate drugs for relatively small patient populations as orphan drugs. Under the U.S. Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population of more than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the EMA’s Committee for Orphan Medicinal Products evaluates, and the European Commission ("EC") grants, an orphan drug designation principally to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. In addition, the product under consideration is indicated for a condition where there exists no satisfactory method of diagnosis, prevention or treatment authorized in the EU or, if such method exists, that the medicinal product will be of significant benefit to those affected by that condition. We may seek orphan drug designation in the United States and the EU for certain of our product candidates but may be unsuccessful in doing so. There can be no assurance that the FDA or the EMA’s Committee for Orphan Medicinal Products will consider orphan designation for any indication for which we apply or re-apply, or that we will be able to maintain such designation. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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
There have been significant and wide-ranging changes in law, regulation and policy under the current Trump administration. Current and future adopted legislation, regulation, or policy could adversely affect our business or create a more challenging and costly environment to pursue the development and commercialization of our current or future product candidates. For example, the federal government, including the FDA, may implement legislative, regulatory, or policy changes regarding the standards for approving biologic products that we may be unable to satisfy or regarding the marketing of approved biologics that may limit or prohibit the advertising and promotion of our current or future product candidates, if approved. Additionally, the Trump administration has undertaken significant efforts to reduce the size and spending of the federal government, including at the FDA. A significant reduction in the FDA's workforce or the FDA's budget or other disruptions at the FDA could impact the FDA’s ability to engage in routine regulatory and oversight activities and result in delays or limitations on our ability to proceed with clinical development programs and obtain regulatory approvals. It is difficult to predict how executive actions that may be taken under the current Trump administration may affect the FDA’s ability to exercise its regulatory authority. If such executive actions impose constraints on the FDA’s ability to engage in routine oversight and product review activities in the normal course, our business may be negatively impacted.

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
As of May 8, 2026, we had 9 full-time employees, upon whom we rely for various administrative, research and development, business development and other support services shared among our subsidiaries. The size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support the operations of all of our subsidiaries, including their research and development activities, the management of financial, accounting, and reporting matters, and the oversight of our third-party vendors and partners. If our centralized team or our third-party vendors and partners performing such functions fail to provide adequate administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.

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

Beyond the ACA, there have been ongoing healthcare reform efforts, including efforts focused on drug pricing and payment. For example, the Inflation Reduction Act (“IRA”) of 2022 includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D. These changes include caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the ACA Medicare Part D coverage gap discount program) and a drug price negotiation program for certain high spend Medicare Part B and D drugs (with negotiated prices for the first set of drugs taking effect in 2026). The IRA has had and will likely continue to have a significant impact on the pharmaceutical industry. Additionally, changes to Medicaid effective in 2024 eliminated the Medicaid rebate cap, and changes to certain Medicare price reporting requirements for drugs beginning in 2026 will likely increase the administrative and compliance burden for manufacturers.

Recently, drug pricing and payment has been subject to a number of reform initiatives. For example, President Trump issued an Executive Order in April 2025 with multiple directives aimed at lowering drug prices, including refining the Medicare drug price negotiation program established by the IRA; accelerating competition for high-cost prescription drugs by accelerating approval of generics and biosimilars and facilitating the process for re-

classifying prescription drugs as over-the-counter drugs; and increasing drug importation. In May 2025, President Trump issued another Executive Order that directed government agencies and officials to identify most-favored nation pricing targets for prescription drugs (and looked to pharmaceutical manufacturers to make significant progress towards delivering target prices to patients); prevent foreign countries from disproportionately shifting the cost of global pharmaceutical research and development to the United States; and facilitate direct-to-consumer purchasing programs for pharmaceutical manufacturers to sell their products to patients at the most-favored-nation price. In the wake of the Executive Orders and related executive initiatives, a number of pharmaceutical manufacturers have announced direct-to-consumer offerings with discounted prices and/or reached agreement with the federal government regarding pricing for drugs, including prices for Medicaid drugs and newly launched products. A website sponsored by the federal government that is anticipated to offer pharmaceutical direct-to-consumer channels in the future has also been launched. Federal agencies are developing new drug pricing pilot programs, such as a voluntary Medicaid initiative which would authorize the federal government to negotiate Medicaid supplemental rebates with participating manufacturers on behalf of state Medicaid programs, in exchange for standardized coverage criteria for participating manufacturer drugs, and proposed Medicare Part B and D pilot models that, if finalized as proposed, would replace existing inflation-based Medicare rebates with rebates determined on the basis of international prices, for drugs and patients subject to the model. Many of these reform initiatives would require additional legal and/or administrative action to implement and may be subject to legal challenge.

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

▪U.S. laws and regulations prohibiting bribery and corruption, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended ("FCPA"), which, among other things, prohibits U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations or foreign government-owned or affiliated entities, candidates for foreign public office, and foreign political parties or officials thereof; and

▪similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of personal information, such as, where applicable, the General Data Protection Regulation ("GDPR") which imposes obligations and restrictions on the collection, use, and disclosure of personal data relating to individuals located in the EU and the EU/European Economic Area ("EEA") (including health data). See “—Our business operations may subject us to data protection laws, including the GDPR, the United Kingdom ("UK") GDPR, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, "CCPA") and other similar laws."

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
In the United States, the term of a patent that covers an FDA-approved drug may be eligible for a patent term extension ("PTE") of up to five years beyond the expiration date of the patent, as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, permits a PTE of up to five years beyond the expiration date of the patent. The length of the PTE is related to the length of time the drug is under regulatory review, and cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. The patent term of only one patent applicable to an approved drug may be extended, and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended. Similar provisions are available in Europe and certain other jurisdictions. While we expect to apply for PTE on patents covering our product candidates, there is no guarantee that such extensions will be granted and, even if granted, the length of such extensions. We may not be granted PTE either in the United States or in any foreign country, even where that patent is eligible for PTE, if, for example, we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Furthermore, for licensed patents, we might not be able to control whether a petition to obtain a PTE is filed or obtained from the USPTO and/or foreign patent office(s). If we are unable to obtain any PTE, or if the term of extension is less than we request, our business, financial condition, results of operations and prospects could be materially harmed.

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
Shares of our common stock were offered in our IPO in July 2021 at a price of $104.00 per share and between the date of our IPO and May 8, 2026, the closing price per share of our common stock has ranged from as low as $2.00 to as high as $187.20. Some of the factors that may cause the market price of our common stock to fluctuate include:

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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of May 8, 2026, we have 5,298,137 shares of common stock outstanding. All of these shares may be resold in the public market immediately, unless held by our affiliates who are subject to volume limitations under Rule 144. As of May 8, 2026, we also have pre-funded warrants to purchase up to an aggregate of 416,673 shares of common stock outstanding. We may not effect the exercise of any pre-funded warrant, and a holder will not be entitled to exercise any portion of any pre-funded warrant if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election upon 61 days’ notice to us subject to the terms of such pre-funded warrants, provided that such percentage may in no event exceed 19.99%.

Moreover, as of March 31, 2026, certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. On May 9, 2023, we registered an aggregate of 1,543,950 shares of common stock held by holders with registration rights, for resale, pursuant to a registration statement on Form S-3. In addition, we have entered into the Sales Agreement with TD Cowen to offer and sell shares of our common stock having an aggregate offering price of up to $100,000,000, from time to time, through an at-the-market offering program. We also registered an aggregate of 1,737,094 shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Insiders have substantial influence over us, which could limit your ability to affect the outcome of key transactions, including a change of control.
Our directors and executive officers and their affiliates beneficially own shares representing approximately 25% of our outstanding common stock as of May 8, 2026. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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
We are an “emerging growth company,” as defined in the JOBS Act and we may remain an EGC until December 31, 2026. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX Section 404"), not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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
The rules dealing with U.S. federal, state, and local income taxation are constantly under review through the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, the Tax Cuts and Jobs Act, (the "TCJA"), was enacted in 2017 and significantly reformed the Code. The TCJA, among other things, contains significant changes to corporate and individual taxation, some of which could adversely impact an investment in our common stock. On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 pandemic, including temporary beneficial changes to the treatment of NOLs, interest deductibility limitations and payroll tax matters. There also may be technical corrections legislation or other legislative changes proposed with respect to the TCJA and CARES Act, the effects of which cannot be predicted and may be adverse to us or our stockholders. Additionally, the IRA was enacted in August 2022.

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

H.R. 1, also known as the One Big Beautiful Bill Act (the "OBBBA"), was enacted on July 4, 2025. The legislation includes several provisions that may impact the timing and magnitude of certain tax deductions. Key provisions include the permanent extension of several business tax benefits originally introduced under the TCJA.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)
Except as disclosed in our previously filed current reports on Form 8-K, the Company has not issued equity securities of the Company on an unregistered basis during the quarter ended March 31, 2026.

Item 5. Other Information
Director and Officer Trading Arrangements
During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act, as amended) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description
2.1
Agreement and Plan of Merger and Reorganization among Rallybio Corporation, Farmington Merger Sub, Inc. and Candid Therapeutics, Inc., dated as of March 1, 2026 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-40693), filed with the SEC on March 2, 2026)

2.2	Waiver, dated as of May 1, 2026, by and among Rallybio Corporation, Candid Therapeutics, Inc. and UCB S.A.
10.1*†	Separation Agreement, dated March 31, 2026, by and between Rallybio Corporation and Steven Ryder, MD.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

_____________________
*Filed herewith.
#    The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.
† Indicates management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

RALLYBIO CORPORATION

Date: May 13, 2026	By:	/s/ Stephen Uden
Stephen Uden, M.D.
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Jonathan I. Lieber
Jonathan I. Lieber
Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)