Form 10-Q
period 2026-06-30
Rallybio Corp
filed 2026-08-06
CIK 1739410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission File Number: 001-40693
_____________________________________
RALLYBIO CORPORATION
(Exact Name of Registrant as Specified in its Charter)
_____________________________________

Delaware	85-1083789
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
PO Box No. 325 East Berlin, CT	06023
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (203) 859-3820
_____________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	RLYB	The NASDAQ Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of July 30, 2026, the registrant had 5,310,499 shares of common stock, $0.0001 par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on management’s beliefs and assumptions and on information currently available to management. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:

•our proposed Merger (as defined below) with Avenzo Therapeutics, Inc, a Delaware corporation ("Avenzo") and any potential benefits of the merger;

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

Risk Factor Summary
Our business is subject to a number of risks that are discussed more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q. These risks include the following:

•Failure to complete, or delays in completing, the proposed Merger with Avenzo could materially and adversely affect our results of operations, business, financial results and/or stock price;

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
RALLYBIO CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share amounts)	JUNE 30, 2026	DECEMBER 31, 2025
Assets
Current assets:
Cash and cash equivalents	$92,849	$31,374
Marketable securities	—	23,362
Prepaid expenses and other current assets	4,404	6,517
Total current assets	97,253	61,253
Property and equipment, net	—	23
Operating lease right-of-use assets	—	175
Other assets, noncurrent	810	810
Total assets	$98,063	$62,261
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$833	$126
Accrued expenses	1,465	3,791
Income tax liabilities	1,269	—
Operating lease liabilities	—	94
Deferred revenue	—	212
Total current liabilities	3,567	4,223
Operating lease liabilities, noncurrent	—	82
Total liabilities	3,567	4,305
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock, $0.0001 par value per share; 200,000,000 shares authorized as of June 30, 2026 and December 31, 2025; and 5,306,894 and 5,283,321 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	4	4
Preferred stock, $0.0001 par value per share; 50,000,000 shares authorized as of June 30, 2026 and December 31, 2025; no shares issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	361,103	359,932
Accumulated other comprehensive gain	—	18
Accumulated deficit	(266,611)	(301,998)
Total stockholders' equity	94,496	57,956
Total liabilities and stockholders' equity	$98,063	$62,261
See accompanying notes to the condensed consolidated financial statements

RALLYBIO CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Revenue:
Collaboration and license revenue	$—	$212	$212	$424
Total revenue	—	212	212	424
Operating expenses:
Research and development	758	6,074	3,629	11,799
General and administrative	4,895	4,195	10,969	8,352
Total operating expenses	5,653	10,269	14,598	20,151
Loss from operations	(5,653)	(10,057)	(14,386)	(19,727)
Other income:
Termination fee	50,000	—	50,000	—
Interest income	218	523	419	1,167
Other income	424	118	678	292
Total other income, net	50,642	641	51,097	1,459
Income (loss) before equity in losses of joint venture	44,989	(9,416)	36,711	(18,268)
Income tax expense	1,324	—	1,324	—
Loss on investment in joint venture	—	287	—	874
Net income (loss)	$43,665	$(9,703)	$35,387	$(19,142)

Net income (loss) per common share, basic	$7.66	$(1.73)	$6.21	$(3.42)
Net income per common share, diluted	$7.53		$6.16
Weighted-average common shares outstanding, basic	5,699,111	5,605,116	5,693,877	5,600,987
Weighted-average common shares outstanding, diluted	5,797,913		5,749,133

Other comprehensive gain (loss):
Net unrealized loss on marketable securities	(1)	(30)	(18)	(51)
Other comprehensive loss	(1)	(30)	(18)	(51)
Comprehensive gain (loss)	$43,664	$(9,733)	$35,369	$(19,193)
See accompanying notes to the condensed consolidated financial statements

RALLYBIO CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025	COMMON		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)	STOCKHOLDERS' EQUITY
(in thousands, except share amounts)	SHARES	AMOUNT
March 31, 2025	5,201,479	$4	$356,481	$(302,459)	$47	$54,073
Share-based compensation	—	—	1,614	—	—	1,614
Issuance of common stock under the stock award plan	7,512	—	—	—	—	—
Issuance of common stock under the stock purchase plan	4,375	—	10	—	—	10
Net loss	—	—	—	(9,703)	—	(9,703)
Other comprehensive loss	—	—	—	—	(30)	(30)
Balance, June 30, 2025	5,213,366	$4	$358,105	$(312,162)	$17	$45,964

March 31, 2026	5,290,236	$4	$360,548	$(310,276)	$1	$50,277
Share-based compensation	—	—	424	—	—	424
Issuance of common stock under the stock award plan	330	—	—	—	—	—
Issuance of common stock under the stock purchase plan	2,802	—	13	—	—	13
Issuance of common stock from exercise of stock options	13,526	—	118	—	—	118
Net income	—	—	—	43,665	—	43,665
Other comprehensive loss	—	—	—	—	(1)	(1)
Balance, June 30, 2026	5,306,894	$4	$361,103	$(266,611)	$—	$94,496

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025	COMMON		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)	STOCKHOLDERS' EQUITY
(in thousands, except share amounts)	SHARES	AMOUNT
December 31, 2024	5,188,743	$4	$354,602	$(293,020)	$68	$61,654
Share-based compensation	—	—	3,493	—	—	3,493
Issuance of common stock under the stock award plan	20,248	—	—	—	—	—
Issuance of common stock under the stock purchase plan	4,375	—	10	—	—	10
Net loss	—	—	—	(19,142)	—	(19,142)
Other comprehensive loss	—	—	—	—	(51)	(51)
Balance, June 30, 2025	5,213,366	$4	$358,105	$(312,162)	$17	$45,964

December 31, 2025	5,283,321	$4	$359,932	$(301,998)	$18	$57,956
Share-based compensation	—	—	1,037	—	—	1,037
Issuance of common stock under the stock award plan	6,684	—	—	—	—	—
Issuance of common stock under the stock purchase plan	2,802	—	13	—	—	13
Issuance of common stock from exercise of stock options	14,087	—	121	—	—	121
Net income	—	—	—	35,387	—	35,387
Other comprehensive loss	—	—	—	—	(18)	(18)
Balance, June 30, 2026	5,306,894	$4	$361,103	$(266,611)	$—	$94,496

See accompanying notes to the condensed consolidated financial statements

RALLYBIO CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30,
(in thousands)	2026	2025
Cash Flows Provided by (Used in) Operating Activities:
Net income (loss)	$35,387	$(19,142)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5	54
Loss on disposal of assets	18	—
Net accretion of discounts/premiums on debt securities	(56)	(363)
Share-based compensation	1,037	3,493
Loss on investment in joint venture	—	874
Changes in operating assets and liabilities:
Prepaid expenses, operating lease right-of-use assets and other current assets	2,288	(2,085)
Accounts payable	707	(159)
Accrued expenses, tax liability and operating lease liabilities	(1,233)	(832)
Deferred revenue	(212)	(424)
Net cash provided by (used in) operating activities	37,941	(18,584)
Cash Flows Provided by Investing Activities:
Purchases of marketable securities	—	(9,884)
Proceeds from maturities of marketable securities	23,400	25,500
Investment in joint venture	—	(1,500)
Net cash provided by investing activities	23,400	14,116
Cash Flows Provided by Financing Activities:
Proceeds from the issuance of common stock under the stock purchase plan	13	10
Proceeds from the issuance of common stock from exercise of stock options	121	—
Net cash provided by financing activities	134	10
Net increase (decrease) in cash and cash equivalents	61,475	(4,458)
Cash and cash equivalents — beginning of period	31,374	13,903
Cash and cash equivalents — end of period	$92,849	$9,445
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

On March 1, 2026, Rallybio entered into an Agreement and Plan of Merger and Reorganization with Candid Therapeutics, Inc. (“Candid”) (the “Candid Merger Agreement”) pursuant to which the parties intended to undertake a business combination (the “Candid Merger”).

On May 3, 2026, Candid terminated the Candid Merger Agreement concurrently with entering into a Permitted Alternative Agreement (as defined in the Candid Merger Agreement) with UCB S.A. As a result of the termination of the Candid Merger Agreement, Rallybio was paid on May 4, 2026 a $50.0 million Parent Termination Fee (as defined in the Candid Merger Agreement) and was reimbursed $0.4 million for certain expenses.

Following the termination of the Candid Merger Agreement, Rallybio restarted the evaluation of strategic alternatives. On May 31, 2026, Rallybio entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Avenzo Therapeutics, Inc. (“Avenzo”), a clinical-stage biotechnology company developing next-generation oncology therapies, pursuant to which, among other matters, Farmington Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Rallybio (“Merger Sub”), will merge with and into Avenzo (the “Merger”) and Avenzo will survive the Merger as a wholly owned subsidiary of Rallybio. In connection with the Merger, Rallybio will change its name to Avenzo Therapeutics, Inc. (together with its subsidiaries following the Merger, the “combined company”). The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes. The Merger will become effective at the time the Certificate of Merger has been duly filed with the Secretary of State of the State of Delaware or such other date and time as is agreed upon by Rallybio and Avenzo and specified in the Certificate of Merger (such date, the “Closing Date,” and such time, the “Effective Time”).

In connection with the Merger, Avenzo entered into a subscription agreement (the “Subscription Agreement”) with certain investors, pursuant to which Avenzo has agreed to sell, and such investors have agreed to purchase, shares of Avenzo common stock for an aggregate purchase price of $215.0 million, immediately prior to the Effective Time (such transaction, the “Concurrent Financing”). The closing of the Concurrent Financing is conditioned upon the satisfaction or waiver of each of the conditions to the closing of the Merger (the “Closing”) as well as certain other conditions.

Subject to the terms and conditions of the Merger Agreement, at the Effective Time, (a) each then-outstanding share of common stock or preferred stock of Avenzo (each such share, an “Avenzo Share”) (excluding any share described in clauses (b) or (c) below and Avenzo Shares held by stockholders who have exercised and perfected appraisal rights for such shares) will be converted into the right to receive a number of shares of Rallybio common stock, calculated in accordance with the Exchange Ratio as defined in the Merger Agreement, (b) each Avenzo Share issued in the Concurrent Financing will be converted into the right to receive a number of shares of Rallybio common stock calculated in accordance with the Merger Agreement, (c) any Avenzo Shares held as treasury shares or held or owned by Rallybio, Merger Sub or any subsidiary of Rallybio or Avenzo immediately prior to the Effective Time will be canceled and shall cease to exist, and no consideration shall be delivered in exchange therefor. Each then-outstanding option to purchase Avenzo Shares will be converted into an option to purchase Rallybio Common Stock, subject to adjustment as set forth in the Merger Agreement.

Under the Exchange Ratio formula in the Merger Agreement, upon the Closing, on a pro forma basis and based upon the number of shares of Rallybio common stock expected to be issued in connection with the Merger and the Concurrent Financing, pre-Merger equityholders of Avenzo (other than investors in the Concurrent Financing) are expected to own approximately 56.6% of the combined company, pre-Merger equityholders of Rallybio will own approximately 2.8% of the combined company and the investors in the Concurrent Financing are expected to own approximately 40.6% (assuming gross proceeds from the Concurrent Financing of $215.0 million), in each case, calculated on a fully diluted basis, using the treasury stock method, and subject to certain assumptions, including (i) a valuation for Rallybio of $15.0 million (calculated after giving effect to the expected payment of the distribution of Rallybio's pre closing cash), (ii) a valuation for Avenzo of $300.0 million, and (iii) the relative capitalization of Rallybio and Avenzo. The percentage of the combined company that each party’s equityholders will own following the Closing is subject to certain adjustments as described in the Merger Agreement, including the amount of the final Rallybio Net Cash (as defined in the Merger Agreement) at Closing. At any time prior to the Closing, Rallybio will declare distributions of Rallybio Net Cash to holders of Rallybio common stock and, if applicable, securities convertible into or exchangeable or exercisable for shares of Rallybio common stock outstanding as of the applicable record date, subject to the terms of the Merger Agreement.

Immediately prior to the Effective Time, Rallybio and a rights agent (the “Rights Agent”) are expected to enter into a Contingent Value Rights Agreement (the “CVR Agreement”), pursuant to which holders of record of certain Rallybio securities as of the close of business on the last business day prior to the day on which the Effective Time occurs will receive one contingent value right (each, a “CVR”) for each outstanding share of Rallybio common stock, pre-funded warrant, Rallybio restricted stock unit or In the Money Parent Option (as defined in the Merger Agreement) held as of such date. Pursuant to the CVR Agreement, each CVR holder will be entitled to receive their pro rata share of all of the net proceeds (including cash or the value of stock to the extent listed on a national exchange, at the time of disposition), if any, received by Rallybio as a result of payments (“CVR Payments”) made to Rallybio of (i) any upfront, milestone, royalty and other payments received under any disposition agreement related to Rallybio’s pre-Merger assets (the “Legacy Assets”), and (ii) all of the cash proceeds, if any, received from Recursion under the Membership Interest Purchase Agreement, dated July 8, 2025, by and among Recursion, Exscientia Ventures I, Inc., Rallybio and Rallybio IPB, LLC. For a period of four months after the Closing Date, the combined company will use commercially reasonable efforts to effect the disposition of the Legacy Assets with respect to a third party that Rallybio had been in discussions with regarding a disposition prior to the Closing Date, subject to certain limitations. Such net proceeds will be subject to certain permitted deductions, including for applicable tax payments, certain expenses incurred or other liabilities borne by Rallybio or its affiliates in respect of the Legacy Assets, and losses incurred by Rallybio or its affiliates due to a third-party proceeding in connection with such disposition.

The Company had cash and cash equivalents of $92.8 million as of June 30, 2026. The Company currently expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date these unaudited condensed consolidated financial statements are issued although we anticipate that the Merger will close prior to the end of 2026. The Company does not anticipate that its current cash and cash equivalents as of June 30, 2026 will be sufficient to fund any of its product candidates through regulatory approval, and if the Company continues to progress the development of its product candidates, it will need to raise substantial additional capital to complete the development and commercialization of those product candidates, if approved. If necessary, Rallybio may satisfy any future cash needs through the sale of equity securities, debt financings, corporate collaborations or license agreements, working capital lines of credit, grant funding, interest income earned on invested cash balances or a combination of one or more of these sources.

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
These accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with Rallybio's Annual Report on Form 10-K for the year ended December 31, 2025 (our "Annual Report"). The Company's significant accounting policies are described in Note 2 of the Notes to the consolidated financial statements included in our Annual Report. There have been no new accounting policies, including the adoption of new accounting standards during the three and six months ended June 30, 2026, unless otherwise noted below, which could be expected to materially impact the Company's unaudited condensed consolidated financial statements.
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
Income Taxes
The Company’s effective tax rates for the six months ended June 30, 2026 and 2025 were 9.6% and 0%, respectively. The primary drivers of the variance from the statutory rate were state taxes, Section162 disallowed compensation, nondeductible stock-based compensation, and valuation allowance. The Company will continue to assess its estimated annual effective tax rate each reporting period.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the Company’s history of cumulative net losses, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company has determined that, based on objective positive and negative evidence currently available, it is more likely than not that the Company will not realize the benefits of all deferred tax assets. Accordingly, the Company has provided a full valuation allowance for the deferred tax assets. The Company is expecting to have net taxable income for the current year, resulting in current income tax expense for the period. This is primarily due to income resulting from the termination of the Candid Merger Agreement and the termination fee recorded during the quarter.

As of June 30, 2026, the Company has federal and state post-apportioned net operating loss (“NOL”) carryforwards of approximately $179.5 million and $167.3 million, respectively. All federal NOL carryforwards have an indefinite carryforward period. All state NOL carryforwards have a limited carryforward period and will begin to expire in 2038. As of June 30, 2026, the Company has federal general business tax credits of approximately $24.5 million which have a limited carryforward period and will begin to expire in 2039.

Utilization of the NOL carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 (the "Code"), and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period.

The Company completed a Section 382 study through June 30, 2021 and concluded that it underwent an ownership change as defined by the Code on March 27, 2020. The Company completed a high-level analysis for the period July 1, 2021 through June 30, 2026 and does not believe any additional ownership changes occurred during that period. Any future ownership changes that may occur after June 30, 2026, may limit the Company’s ability to utilize remaining tax attributes. Due to the existence of the valuation allowance, limitations created by the 2020 ownership change and any potential future ownership changes will not impact the Company’s effective tax rate.
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
3. MARKETABLE SECURITIES

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of our marketable securities by type of security as of June 30, 2026 and December 31, 2025 was as follows:

		JUNE 30, 2026
(in thousands)	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Cash and cash equivalents	Level 1	$65,981	$—	$—	$65,981
		$65,981	$—	$—	$65,981

		DECEMBER 31, 2025
(in thousands)	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Cash and cash equivalents	Level 1	$6,695	$—	$—	$6,695
U.S. treasury securities	Level 1	19,212	17	—	19,229
U.S. government agency securities	Level 2	4,630	1	—	4,631
		$30,537	$18	$—	$30,555
The fair values of marketable securities by classification in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 was as follows:

(in thousands)	JUNE 30, 2026	DECEMBER 31, 2025
Cash and cash equivalents	$65,981	$7,193
Marketable securities	—	23,362
	$65,981	$30,555
The fair values of available-for-sale debt securities as of June 30, 2026 and December 31, 2025, by contractual maturity, are summarized as follows:

(in thousands)	JUNE 30, 2026	DECEMBER 31, 2025
Due in one year or less	$65,981	$30,555
	$65,981	$30,555
The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of December 31, 2025 was $0.7 million. There was no aggregate fair value of available-for-sale debt securities in an unrealized loss position as of June 30, 2026. As of June 30, 2026, the Company did not have any investments in a continuous unrealized loss position for more than twelve months. No allowance for credit loss was recorded as of June 30, 2026 and December 31, 2025.
4. BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets —
Prepaid expenses and other current assets consisted of the following as of June 30, 2026 and December 31, 2025:

(in thousands)	JUNE 30, 2026	DECEMBER 31, 2025
Research and development	$129	$3,372
Insurance	104	409
Other prepaids	669	219
Other current assets	3,502	2,517
	$4,404	$6,517
Other current assets consists of approximately $1.0 million of accounts receivable related to clinical development costs expected to be returned to the Company in the third quarter of 2026, approximately $2.2 million related to a contingent payment receivable tied to a Phase 1 clinical study milestone in connection with the JV Sale, and approximately $0.3 million of interest income and other current assets.

Accrued Expenses —
Accrued expenses consisted of the following as of June 30, 2026 and December 31, 2025:

(in thousands)	JUNE 30, 2026	DECEMBER 31, 2025
Compensation and related expenses	$1,057	$2,334
Professional fees	343	1,039
Research and development	35	394
Other accrued expenses	30	24
	$1,465	$3,791
5. STOCKHOLDERS' EQUITY

Common Stock
The Company had 200,000,000 shares of common stock authorized as of June 30, 2026 and December 31, 2025, of which 5,306,894 and 5,283,321 shares were issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.
Preferred Stock
The Company had 50,000,000 shares of preferred stock authorized as of June 30, 2026 and December 31, 2025, of which no shares were issued or outstanding as of June 30, 2026 and December 31, 2025.
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
The Company's pre-funded warrant is a freestanding instrument that does not meet the definition of a liability pursuant to ASC 480, Distinguishing Liabilities from Equity ("ASC 480"), and does not meet the definition of a derivative pursuant to ASC 815, Derivatives and Hedging ("ASC 815"). The pre-funded warrant is indexed to the Company’s common stock and meets all other conditions for equity classification under ASC 480 and ASC 815. Accordingly, the pre-funded warrant was classified as equity and accounted for as a component of additional paid-in capital at the time of issuance. All of the pre-funded warrants related to the November 2022 follow-on offering remain outstanding and unexercised as of June 30, 2026.
Share-based Compensation
Share-based compensation is comprised of the Company's stock options, restricted stock awards, restricted stock units and shares issued pursuant to the employee stock purchase plan, and is classified in the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025 was as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(in thousands)	2026	2025	2026	2025
Research and development	$35	$618	$219	$1,428
General and administrative	389	996	818	2,065
	$424	$1,614	$1,037	$3,493

2021 Equity Incentive Plan
In 2021, the board of directors adopted the Rallybio Corporation 2021 Equity Incentive Plan (the "2021 Plan"). The 2021 Plan initially reserved 680,043 shares of the Company's common stock that have been issued in respect of outstanding equity awards granted prior to the Company's initial public offering ("IPO"), and for future issuances of shares to employees, directors and consultants in the form of stock options, SARs, restricted and unrestricted stock and stock units, performance awards and other awards that are convertible into or otherwise based on the Company's common stock. Dividend equivalents may also be provided in connection with awards under the 2021 Plan. The share pool will automatically increase on January 1st of each year until 2031, by the lesser of (i) five percent of the number of shares of the Company's common stock outstanding as of such date and (ii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date. On January 1, 2026 and January 1, 2025, the 2021 Plan share pool was automatically increased by 264,166 and 259,438 shares, respectively. As of June 30, 2026, the total number of shares of the Company's common stock that were issuable under the 2021 Plan was 1,501,008 shares, of which 846,407 shares remained available for future issuance.
The following table summarizes stock option activity for the six months ended June 30, 2026:

Stock Options	Number of Option Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding stock options at December 31, 2025	628,280	$43.42	7.6	$89
Granted	32,360	$4.45
Forfeited	(11,404)	$15.70
Expired	(13,317)	$93.52
Exercised	(14,087)	$8.56
Outstanding stock options at June 30, 2026	621,832	$41.62	3.1	$2,348
Exercisable stock options at June 30, 2026	456,345	$51.43	2.6	$1,260
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company's common stock. Stock options outstanding with an exercise price below the closing price as of June 30, 2026 had an intrinsic value of approximately $2.3 million. Stock options outstanding and exercisable with an exercise price below the closing price as of June 30, 2026 had an intrinsic value of $1.3 million. These values are based on a common stock fair value of $16.00 per share, which was the closing price of the Company's common stock on June 30, 2026. Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the six months ended June 30, 2026 and 2025 was $3.60 per share and $4.96 per share, respectively. As of June 30, 2026, there was unrecognized share-based compensation expense related to nonvested stock options of $1.8 million, which the Company expects to recognize over a weighted-average period of approximately 1.7 years. As of June 30, 2026, in connection with the proposed Merger, all nonvested stock options are expected to vest and the remaining expense will be recognized on the date of the Closing.
The fair value of the stock options granted during the six months ended June 30, 2026 and 2025 was determined using the Black-Scholes option pricing model with the following assumptions:

	FOR THE SIX MONTHS ENDED JUNE 30,
	2026	2025
Expected volatility	109.21%	91.88% - 119.61%
Expected term (years)	5.25	5.27 - 6.02
Risk free interest rate	3.68%	4.03% - 4.39%
Expected dividend yield	—	—
Exercise price	$4.45	$2.40 - $7.60

A summary of the status of the Company's nonvested restricted common stock units at June 30, 2026 and changes during the six months ended June 30, 2026 was as follows:

Restricted Stock Units	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested restricted stock units at December 31, 2025	38,603	$9.60
Granted	5,000	$4.45
Forfeited	(4,150)	$2.40
Vested	(6,684)	$9.53
Nonvested restricted stock units at June 30, 2026	32,769	$9.74
As of June 30, 2026, there was unrecognized share-based compensation expense related to nonvested restricted stock units of $0.2 million, which the Company expects to recognize over a weighted-average period of approximately 1.9 years. As of June 30, 2026, in connection with the proposed Merger, all nonvested restricted stock units are expected to vest and the remaining expense will be recognized on the Closing Date.
2021 Employee Stock Purchase Plan
In connection with the Company's IPO, the board of directors adopted the Rallybio Corporation 2021 Employee Stock Purchase Plan (the "2021 ESPP"), which initially reserved 36,415 shares of the Company's common stock for future issuances under this plan. The share pool will automatically increase on January 1st of each year from 2022 to 2031, by the lesser of (i) one percent of the number of shares of the Company's common stock outstanding as of such date, (ii) 72,831 shares of the Company’s common stock and (iii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date. The 2021 ESPP share pool did not increase on January 1, 2026 or January 1, 2025. As of June 30, 2026, the total number of shares of the Company's common stock available for future issuance under the 2021 ESPP was 91,479 shares. During the six months ended June 30, 2026 and 2025, the Company issued 2,802 and 4,375, respectively, of the Company's common stock under the 2021 ESPP.
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
Prior to the JV Sale, the Company, through one of its wholly-owned subsidiaries, had a 50% interest of the joint venture entity, REV-I. For the three and six months ended June 30, 2026, the Company did not fund REV-I due to the JV Sale. For the three and six months ended June 30, 2025, the Company funded $0.5 million and $1.5 million, respectively, associated with the Company's commitment and its share of REV-I development costs. The Company did not provide any additional financial support outside of capital contributions to REV-I during the three and six months ended June 30, 2026 and 2025. However, in connection with the joint venture, the Company provided certain scientific and finance and accounting related support which was reimbursed by REV-I to the Company and included in other income on the condensed consolidated statements of operations and comprehensive income (loss). For the three and six months ended June 30, 2026 the Company did not provide such support due to the JV Sale. For the three and six months ended June 30, 2025, the Company recorded $0.1 million and $0.3 million, respectively, related to such support. Prior to the JV Sale, the Company held a 50% interest in the joint venture and based on management’s analysis, the Company was not the primary beneficiary of REV-I and accordingly, the entity was not consolidated in the Company's condensed consolidated financial statements.
For the three and six months ended June 30, 2026, the Company did not have an allocable share of REV-I losses due to the JV Sale. For the three and six months ended June 30, 2025, the Company recorded its allocable share of REV-I's losses which totaled $0.3 million and $0.9 million, respectively. These losses were recorded as a loss on investment in joint venture within the condensed consolidated statements of operations and comprehensive income (loss). After recognition of its share of losses for the period, there was no carrying value remaining of the REV-I investment as of June 30, 2026 and December 31, 2025.
7. COMMITMENTS AND CONTINGENCIES

Purchase Commitments — The Company enters contracts in the normal course of business with contract research organizations and other third-party vendors for clinical trials and testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and are cancellable by the Company upon written notice. Payments that may be due upon cancellation consist of payments for services provided or expenses incurred prior to cancellation. As of June 30, 2026 and December 31, 2025, there were no amounts accrued related to termination charges.

8. NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net loss per common share for the three and six months ended June 30, 2026 and 2025 was calculated as follows:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(in thousands except share and per share amounts)	2026	2025	2026	2025
Net income (loss)	$43,665	$(9,703)	$35,387	$(19,142)
Weighted-average number of common shares outstanding, basic	5,699,111	5,605,116	5,693,877	5,600,987
Effect of potentially dilutive securities:
Stock options	82,654		41,298
Restricted stock units	16,148		13,957
Weighted-average number of common shares outstanding, diluted	5,797,913		5,749,133

Net income (loss) per common share, basic	$7.66	$(1.73)	$6.21	$(3.42)
Net income per common share, diluted	$7.53		$6.16
Basic net income (loss) per share of common stock is based on the weighted-average number of shares of common stock outstanding during the period. Pre-funded warrants to purchase 416,673 shares of common stock that were issued in connection with the November 2022 follow-on offering are included in the weighted-average number of common shares outstanding for the three and six months ended June 30, 2026 and 2025. The weighted- average number of common shares outstanding diluted for the three and six months ended June 30, 2026 and 2025 excluded approximately 0.5 million and 0.9 million stock options and nonvested restricted stock awards and units, respectively, which were not dilutive.
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

The following table summarizes the information about reported segment revenues and significant segment expenses presented on the Company's condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025:

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
(in thousands)	2026	2025	2026	2025
Revenue	$—	$212	$212	$424
Less:
Research and development:
RLYB212	(48)	1,377	8	3,815
RLYB116	525	1,274	921	1,893
Other program candidates	5	95	7	(68)
Personnel expenses (including share-based compensation)	180	3,161	2,460	5,750
Other expenses	96	167	233	409
General and administrative, excluding personnel expenses	3,726	1,472	7,949	2,997
General and administrative, personnel expenses (including share-based compensation)	1,169	2,723	3,020	5,355
Other segment items*	(49,318)	(354)	(49,773)	(585)
Segment net income (loss)	$43,665	$(9,703)	$35,387	$(19,142)

*Other segment items include total other income, net, inclusive of the $50 million termination fee related to the Candid Merger Agreement, income tax expense, and loss on investment in joint venture.
10. RESTRUCTURING AND SEVERANCE
In connection with entering into the Candid Merger Agreement in the first quarter of 2026, the Company incurred severance charges of approximately $2.3 million of which $1.6 million was included in research and development expenses and $0.7 million was included in general and administrative expenses, with such amounts reflected in the condensed consolidated statements of operations and comprehensive income (loss). The charges related to the Merger Agreement were cash-based expenditures related primarily to severance and benefit payments. The Company recognized all such charges during the first quarter of 2026, with such amounts reflected in the condensed consolidated statements of operations and comprehensive income (loss). The accrued severance liability is included in accrued expenses in the condensed consolidated balance sheets as of June 30, 2026.
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

All restructuring and severance payments related to the Candid Merger Agreement are expected to be paid within the next 12 months.
The following table summarizes the restructuring and severance accrual activity as of June 30, 2026:

(in thousands)	JUNE 30, 2026
Beginning accrued severance as of January 1, 2026	$523
Severance incurred during the period	2,302
Severance paid and adjustments made during the period	(1,967)
Ending accrued severance as of June 30, 2026	$858
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
In April 2024, the Company also entered into a securities purchase agreement ("JJDC Securities Purchase Agreement") with Johnson & Johnson Innovation – JJDC, Inc. (“JJDC”). Under the terms of the JJDC Securities Purchase Agreement, JJDC purchased 454,545 shares of the Company's common stock with a par value of $0.0001 per share for a share purchase price of $14.56 per share which included a 10% premium on the then-current market price, for an aggregate purchase price of $6.6 million. The JJDC Securities Purchase Agreement contains provisions related to the registration of the shares and the restriction on the sale or transfer of the shares for a period of time. The Company determined the J&J Collaboration Agreement and the JJDC Securities Purchase Agreement represented combined agreements. In accordance with ASC 606 and ASC Topic 820, Fair Value Measurement, total consideration of $1.2 million for the shares of common stock from the JJDC Securities Purchase Agreement, which represents the premium of $0.7 million and discount for lack of marketability of $0.5 million, has been allocated to revenue and was recognized over the two-year expected performance period.
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
The Company recognized no revenue during the three months ended June 30, 2026 and recognized revenue of $0.2 million during the six months ended June 30, 2026. During the three and six months ended June 30, 2025 the Company recognized $0.2 million and $0.4 million, respectively, related to data collection and data submission with the identified performance obligations, and the premium and discount allocated to revenue from the sale of the common stock to JJDC. As of June 30, 2026, all revenue was recognized due to the performance obligations being satisfied. On April 9, 2026, the J&J Collaboration Agreement terminated upon completion of the initial term of the agreement.
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

On March 1, 2026, Rallybio Corporation and subsidiaries ("Rallybio", the "Company", "we", "our", or "us") entered into an Agreement and Plan of Merger and Reorganization with Candid Therapeutics, Inc ("Candid") (the "Candid Merger Agreement") pursuant to which the parties intended to undertake a business combination (the "Candid Merger").

On May 3, 2026, Candid terminated the Candid Merger Agreement concurrently with entering into a Permitted Alternative Agreement (as defined in the Candid Merger Agreement) with UCB S.A. (“UCB”). As a result of the termination of the Candid Merger Agreement, we were paid on May 4, 2026 a $50.0 million Parent Termination Fee (as defined in the Candid Merger Agreement) and were reimbursed $0.4 million for certain expenses.

Following termination of the Candid Merger Agreement, Rallybio restarted the evaluation of strategic alternatives. On May 31, 2026, Rallybio entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Avenzo Therapeutics, Inc.(“Avenzo”), a clinical-stage biotechnology company developing next-generation oncology therapies, pursuant to which, among other matters, Farmington Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Rallybio (“Merger Sub”), will merge with and into Avenzo with Avenzo surviving as a wholly owned subsidiary of Rallybio (such transaction, the “Merger”). In connection with the Merger, Rallybio will change its name to Avenzo Therapeutics, Inc. (together with its subsidiaries following the Merger, the “combined company”). The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes. The Merger will become effective at the time the Certificate of Merger has been duly filed with the Secretary of State of the State of Delaware or such other date and time as is agreed upon by Rallybio and Avenzo and specified in the Certificate of Merger in accordance with the General Corporation Law of the State of Delaware (“DGCL”) (such date, the “Closing Date,” and such time, the “Effective Time”).

In connection with the Merger, Avenzo entered into a subscription agreement (the “Subscription Agreement”) with certain investors, pursuant to which Avenzo has agreed to sell, and such investors have agreed to purchase, shares of Avenzo Common Stock for an aggregate purchase price of $215.0 million, immediately prior to the Effective Time (such transaction, the “Concurrent Financing”). The closing of the Concurrent Financing is conditioned upon the satisfaction or waiver of each of the conditions to the closing of the Merger (the “Closing”) as well as certain other conditions.

Subject to the terms and conditions of the Merger Agreement, at the Effective Time, (a) each then-outstanding share of common stock or preferred stock of Avenzo (each such share, an “Avenzo Share”) (excluding any share described in clauses (b) or (c) below and Avenzo Shares held by stockholders who have exercised and perfected appraisal rights for such shares) will be converted into the right to receive a number of shares of Rallybio common stock, calculated in accordance with the Exchange Ratio as set forth in the Merger Agreement, (b) each Avenzo Share issued in the Concurrent Financing will be converted into the right to receive a number of shares of Rallybio common stock calculated in accordance with the Merger Agreement, (c) any Avenzo Shares held as treasury shares or held or owned by Rallybio, Merger Sub or any subsidiary of Rallybio or Avenzo immediately prior to the Effective Time will be canceled and shall cease to exist, and no consideration shall be delivered in exchange therefor. Each then-outstanding option to purchase Avenzo Shares will be converted into an option to purchase Rallybio common stock, subject to adjustment as set forth in the Merger Agreement.

Under the Exchange Ratio formula in the Merger Agreement, upon the Closing, on a pro forma basis and based upon the number of shares of Rallybio common stock expected to be issued in connection with the Merger and the Concurrent Financing, pre-Merger equityholders of Avenzo (other than investors in the Concurrent Financing) are expected to own approximately 56.6% of the combined company, pre-Merger equityholders of Rallybio will own approximately 2.8% of the combined company and the investors in the Concurrent Financing are expected to own approximately 40.6% (assuming gross proceeds from the Concurrent Financing of $215.0 million), in each case, calculated on a fully diluted basis, using the treasury stock method, and subject to certain assumptions, including (i) a valuation for Rallybio of $15.0 million (calculated after giving effect to the expected payment of the distribution of Rallybio's pre Closing cash), (ii) a valuation for Avenzo of $300.0 million, and (iii) the relative capitalization of Rallybio and Avenzo. The percentage of the combined company that each party’s equityholders will own following the Closing is subject to certain adjustments as described in the Merger Agreement, including the amount of the final Rallybio Net Cash (as defined in the Merger Agreement) at Closing. At any time prior to the Closing, Rallybio will declare distributions (each a “Rallybio Distribution”) of Rallybio Net Cash to holders of Rallybio common stock and, if applicable, securities convertible into or exchangeable or exercisable for shares of Rallybio common stock outstanding as of the applicable record date, subject to the terms of the Merger Agreement.

Immediately prior to the Effective Time, Rallybio and a rights agent (the “Rights Agent”) are expected to enter into a Contingent Value Rights Agreement (the “CVR Agreement”), pursuant to which holders of record of certain Rallybio securities as of the close of business on the last business day prior to the Closing Date will receive one contingent value right (each, a “CVR”) for each outstanding share of Rallybio common stock, pre-funded warrant, Rallybio restricted stock unit or In the Money Parent Option (as defined in the Merger Agreement) held as of such date. Pursuant to the CVR Agreement, each CVR holder will be entitled to receive their pro rata share of all of the net proceeds (including cash or the value of stock to the extent listed on a national exchange, at the time of disposition), if any, received by Rallybio as a result of payments (“CVR Payments”) made to Rallybio of (i) any upfront, milestone, royalty and other payments received under any disposition agreement related to Rallybio’s pre-Merger assets (the “Legacy Assets”), and (ii) all of the cash proceeds, if any, received from Recursion Pharmaceuticals, Inc. ("Recursion") under the Membership Interest Purchase Agreement, dated July 8, 2025, by and among Recursion, Exscientia Ventures I, Inc., Rallybio and Rallybio IPB, LLC (the “ENPP1 Purchase Agreement”). For a period of four months after the Closing Date, Rallybio will use commercially reasonable efforts to effect the disposition of the Legacy Assets with respect to a third party that Rallybio had been in discussions with regarding a disposition prior to the Closing Date, subject to certain limitations. Such net proceeds will be subject to certain permitted deductions, including for applicable tax payments, certain expenses incurred or other liabilities borne by Rallybio or its affiliates in respect of the Legacy Assets, and losses incurred by Rallybio or its affiliates due to a third-party proceeding in connection with such disposition.

We completed a confirmatory pharmacokinetic ("PK") and pharmacodynamic ("PD") study of RLYB116 in healthy volunteers in 2025 and reported data in the first quarter of 2026.

In July 2025, we entered into the ENPP1 Purchase Agreement to sell our interest in REV102, an Ectonucleotide Pyrophosphatase/Phosphodiesterase 1 ("ENPP1") inhibitor in preclinical development for the treatment of patients with hypophosphatasia ("HPP"), to Buyer (a subsidiary of our joint venture partner Recursion) (the "JV Sale"). In connection with the JV Sale, we received a total of $20.0 million in the third quarter of 2025 including $7.5 million from an upfront payment and $12.5 million from a milestone payment related to the initiation of additional preclinical studies. We are eligible to receive a $5.0 million milestone payment in connection with the initiation of dosing in a Phase 1 clinical study, as defined in the ENPP1 Purchase Agreement and low single-digit royalties on all future net sales by Recursion of products comprising or incorporating certain compounds developed by RE Ventures I, LLC, a limited liability company (“REV-I”). We may also be eligible to receive certain payments in the event of Recursion’s sale of the REV102 program.

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

As of June 30, 2026, we had cash and cash equivalents of $92.8 million. We believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months beyond the filing of this Quarterly Report on Form 10-Q, although we anticipate that the Merger will close prior to the end of 2026. See “—Liquidity and Capital Resources.”

We have incurred significant operating losses since inception, including operating losses of $5.7 million and $10.1 million for the three months ended June 30, 2026 and 2025, respectively and $14.4 million and $19.7 million for the six months ended June 30, 2026 and 2025, respectively. The increase in total other income of $50.0 million was a result of the termination of the Candid Merger Agreement on May 4, 2026 and payment of the related termination fee. As of June 30, 2026, we had an accumulated deficit of $266.6 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We have not commercialized any products and have never generated revenue from the commercialization of any product. There can be no assurances, however, that additional funding will be available on terms acceptable to us, or at all.
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

We determined the J&J Collaboration Agreement and JJDC Securities Purchase Agreement represented combined agreements. In accordance with Accounting Standards Codification 606, Revenue Recognition and Accounting Standards Codification Topic 820, Fair Value Measurement, total consideration of $1.2 million for the shares of common stock from the JJDC Securities Purchase Agreement, which represents the premium of $0.7 million and discount for lack of marketability of $0.5 million, has been allocated to revenue and was recognized over the two-year expected performance period. As of June 30, 2026, all revenue was recognized due to the performance obligations being satisfied. On April 9, 2026, the J&J Collaboration Agreement terminated upon completion of the initial term of the agreement.

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

The successful development of any product candidate is highly uncertain. If we continue to progress the development of our product candidates, we will need to raise substantial additional capital in the future to fund the future development of these programs. We intend to focus our near term research and development efforts on completing the ongoing activities and preparing our programs for a potential transaction or sale.

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

Income Tax Expense
Income tax expense includes current taxes on income recognized from the termination of the Candid Merger Agreement which resulted in a termination fee being recorded during the quarter. We continue to maintain a full valuation allowance against our deferred tax assets.

Comparison of the Three Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations:

	FOR THE THREE MONTHS ENDED JUNE 30,
(in thousands)	2026	2025	CHANGE
Revenue:
Collaboration and license revenue	$—	$212	$(212)
Total revenue	—	212	(212)
Operating expenses:
Research and development	758	6,074	(5,316)
General and administrative	4,895	4,195	700
Total operating expenses	5,653	10,269	(4,616)
Loss from operations	(5,653)	(10,057)	4,404
Total other income, net	50,642	641	50,001
Income (loss) before equity in losses of joint venture	44,989	(9,416)	54,405
Income tax expense	1,324	—	1,324
Loss on investment in joint venture	—	287	(287)
Net income (loss)	$43,665	$(9,703)	$53,368
Revenue
There was no collaboration and license revenue for the three months ended June 30, 2026 due to the expiration of the J&J Collaboration Agreement in April 2026. Collaboration and license revenue was $0.2 million for the three months ended June 30, 2025.
Operating Expenses
Research and Development Expenses
The following table summarizes our research and development costs for each of the periods presented:

	FOR THE THREE MONTHS ENDED JUNE 30,
(in thousands)	2026	2025	CHANGE
Direct research and development by program
RLYB212	$(48)	$1,377	$(1,425)
RLYB116	525	1,274	(749)
Other program candidates	5	95	(90)
Other unallocated research and development costs
Personnel expenses (including share-based compensation)	180	3,161	(2,981)
Other expenses	96	167	(71)
Total research and development expenses	$758	$6,074	$(5,316)
Research and development expenses were $0.8 million for the three months ended June 30, 2026, compared to $6.1 million for the three months ended June 30, 2025. The decrease of $5.3 million in 2026 as compared to 2025 was primarily due to:
▪a $1.4 million decrease in RLYB212 development costs, primarily related to a decrease in clinical costs and other related development costs as a result of our discontinuation of the FNAIT program in April 2025;

▪a $0.7 million decrease in RLYB116 development costs, primarily related to a decrease in clinical and manufacturing costs and other related development costs; and
▪a $3.0 million decrease in personnel expenses, primarily related to lower ongoing headcount during the three months ended June 30, 2026 as compared to the same period in 2025, in addition to a decrease in share-based compensation and no bonus accrual or expected bonus payments for research and development in 2026.

General and administrative expenses were $4.9 million for the three months ended June 30, 2026, compared to $4.2 million for the three months ended June 30, 2025. The increase of $0.7 million in 2026 as compared to 2025 was primarily due to:
▪a $2.3 million increase primarily related to legal fees, professional fees and other related general and administrative expenses, the vast majority of which were incurred in connection with the Merger.
This increase was partially offset by:
▪a $1.6 million decrease in personnel expenses, primarily related to lower ongoing headcount during the three months ended June 30, 2026 as compared to the same period in 2025, in addition to a decrease in share-based compensation and a decrease in the bonus accrual.
Total Other Income, Net
Total other income, net, for the three months ended June 30, 2026 was $50.6 million compared to $0.6 million for the three months ended June 30, 2025. The increase in total other income of $50.0 million was primarily a result of the termination of the Candid Merger Agreement, which resulted in a termination fee of $50.0 million paid to us on May 4, 2026.

Income Tax Expense
Income tax expense for the period was primarily driven by current taxes on income recognized from the termination of the Candid Merger Agreement which resulted in a termination fee being recorded during the quarter. We continue to maintain a full valuation allowance against its deferred tax assets.
Loss on Investment in Joint Venture
Loss on investment in joint venture was $0.3 million for the three months ended June 30, 2025. In July 2025, we sold our interest in REV102 to Recursion which resulted in no loss on investment in joint venture for the three months ended June 30, 2026.

Comparison of the Six Months Ended June 30, 2026 and 2025
The following table summarizes our results of operations:

	FOR THE SIX MONTHS ENDED JUNE 30,
(in thousands)	2026	2025	CHANGE
Revenue:
Collaboration and license revenue	$212	$424	$(212)
Total revenue	212	424	(212)
Operating expenses:
Research and development	3,629	11,799	(8,170)
General and administrative	10,969	8,352	2,617
Total operating expenses	14,598	20,151	(5,553)
Loss from operations	(14,386)	(19,727)	5,341
Total other income, net	51,097	1,459	49,638
Income (loss) before equity in losses of joint venture	36,711	(18,268)	54,979
Income tax expense	1,324	—	1,324
Loss on investment in joint venture	—	874	(874)
Net income (loss)	$35,387	$(19,142)	$54,529
Revenue
Collaboration and license revenue was $0.2 million and $0.4 million for the six months ended June 30, 2026 and 2025.
Operating Expenses
Research and Development Expenses
The following table summarizes our research and development costs for each of the periods presented:

	FOR THE SIX MONTHS ENDED JUNE 30,
(in thousands)	2026	2025	CHANGE
Direct research and development by program
RLYB212	$8	$3,815	$(3,807)
RLYB116	921	1,893	(972)
Other program candidates	7	(68)	75
Other unallocated research and development costs
Personnel expenses (including share-based compensation)	2,460	5,750	(3,290)
Other expenses	233	409	(176)
Total research and development expenses	$3,629	$11,799	$(8,170)
Research and development expenses were $3.6 million for the six months ended June 30, 2026, compared to $11.8 million for the six months ended June 30, 2025. The decrease of $8.2 million in 2026 as compared to 2025 was primarily due to:
▪a $3.8 million decrease in RLYB212 development costs, primarily related to a decrease in clinical costs and other related development costs as a result of our discontinuation of the FNAIT program in April 2025;
▪a $1.0 million decrease in RLYB116 development costs, primarily related to a decrease in clinical and manufacturing costs and other related development costs; and

▪a $3.3 million decrease in personnel expenses, primarily related to lower ongoing headcount during the six months ended June 30, 2026 as compared to the same period in 2025, in addition to a decrease in share-based compensation and no bonus accrual or expected bonus payments for research and development in 2026.
These decreases were partially offset by:
▪an increase in personnel expenses, primarily related to severance recognized in connection with the Merger.

General and administrative expenses were $11.0 million for the six months ended June 30, 2026, compared to $8.4 million for the six months ended June 30, 2025. The increase of $2.6 million in 2026 as compared to 2025 was primarily due to:
▪a $4.9 million increase primarily related to legal fees, professional fees and other related general and administrative expenses, the vast majority of which were incurred in connection with the Merger.
This increase was partially offset by:
▪a $2.3 million decrease in personnel expenses, primarily related to lower ongoing headcount during the six months ended June 30, 2026 as compared to the same period in 2025. In addition, there was a decrease in share-based compensation and a decrease in the bonus accrual in 2026 that was offset by an increase in severance recognized in connection with the Merger.
Total Other Income, Net
Total other income, net, for the six months ended June 30, 2026 was $51.1 million compared to $1.5 million for the six months ended June 30, 2025. The increase in total other income of $49.6 million was primarily a result of the termination of the Candid Merger Agreement, which resulted in a termination fee of $50.0 million paid to us on May 4, 2026.

Income Tax Expense
Income tax expense for the period was primarily driven by current taxes on income recognized from the termination of the Candid Merger Agreement and the related termination fee which was recorded during the quarter. We continue to maintain a full valuation allowance against our deferred tax assets.
Loss on Investment in Joint Venture
Loss on investment in joint venture was $0.9 million for the six months ended June 30, 2025. In July 2025, we sold our interest in REV102 to Recursion which resulted in no loss on investment in joint venture for the six months ended June 30, 2026.
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

In August 2022, we filed a Registration Statement on Form S-3 (the “Shelf”) with the SEC in relation to the registration and potential future issuance of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $300.0 million. The Shelf was declared effective on August 15, 2022. Pursuant to General Instruction I.B.6 to Form S-3 (“Instruction I.B.6”), a company with a public float of less than $75.0 million measured at certain time periods may not issue securities under Registration Statements on Form S-3 in excess of one-third of its public float in a 12-month period. We are subject to the limitations of Instruction I.B.6, which may limit the amount of funds we can raise using the Shelf or any other Registration Statement on Form S-3. In connection with the Shelf, we also simultaneously entered into a Sales Agreement with TD Securities (USA) LLC (f/k/a Cowen and Company, LLC) ("TD Cowen"), which was amended on March 13, 2025 (as amended, the "Sales Agreement"). In accordance with the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $9.55 million from time to time at prices through TD Cowen acting as our agent. Pursuant to the Sales Agreement, sales of our common stock, if any, will be made in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the "Securities Act"). Under the Sales Agreement, TD Cowen will be entitled to compensation equal to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. As of June 30, 2026, we had not sold any shares of common stock pursuant to the Sales Agreement.

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

In May 2026, we received $50.0 million in connection with the termination of the Candid Merger Agreement.

As of June 30, 2026, we had $92.8 million of cash and cash equivalents.
Uses of Liquidity
We currently have no ongoing material financing commitments, such as lines of credit or guarantees, that are expected to affect our liquidity over the next five years. See "Contractual Obligations" below.
Funding Requirements
We believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months beyond the filing of this Quarterly Report on Form 10-Q, although we anticipate that the Merger will close prior to the end of 2026.

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
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	FOR THE SIX MONTHS ENDED JUNE 30,
(in thousands)	2026	2025
Net cash provided by (used in) operating activities	$37,941	$(18,584)
Net cash provided by investing activities	23,400	14,116
Net cash provided by financing activities	134	10
Net increase (decrease) in cash and cash equivalents	$61,475	$(4,458)
Operating Activities
During the six months ended June 30, 2026, net cash provided by operating activities was $37.9 million as compared to $18.6 million net cash used during the six months ended June 30, 2025. The increase in net cash provided by operating activities during the six months ended June 30, 2026 as compared to net cash used during the six months ended June 30, 2025 was primarily a result from the termination of the Candid Merger Agreement, in addition to a decrease in research and development activities; offset by an increase in general and administration activities.
Investing Activities
Net cash provided by investing activities was $23.4 million during the six months ended June 30, 2026 as compared to $14.1 million of net cash provided by investing activities during the six months ended June 30, 2025. The increase of $9.3 million in net cash provided by investing activities was primarily related to proceeds of $23.4 million from maturities of highly-rated debt securities during the six months ended June 30, 2026, as compared to proceeds from maturities of highly-rated debt securities of $25.5 million, partially offset by purchases of highly-rated debt securities of $9.9 million during the six months ended June 30, 2025.
Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2026 was $134 thousand primarily representing proceeds from the issuance of common stock from the exercise of stock options and under the stock purchase plan. Net cash provided by financing activities during the six months ended June 30, 2025 was $10 thousand primarily representing the issuance of common stock under the stock purchase plan.
Contractual Obligations
There have been no other material changes in our contractual obligations and commitments during the six months ended June 30, 2026 from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.
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
Emerging Growth Company and Smaller Reporting Company
As an emerging growth company (an “EGC”) under the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), we may delay the adoption of certain accounting standards until such time as those standards apply to private companies. Other exemptions and reduced reporting requirements under the JOBS Act, for EGCs include presentation of only two years of audited financial statements in a registration statement for an initial public offering, an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation, and less extensive disclosure about our executive compensation arrangements. Additionally, the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an EGC to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an EGC. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies. Therefore, the reported results of operations contained in our condensed consolidated financial statements may not be directly comparable to those of other public companies.
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
Off-Balance Sheet Arrangements
As of June 30, 2026 and December 31, 2025, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are not required to provide the information under this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Risks Related to the Merger

Failure to complete, or delays in completing, the proposed Merger with Avenzo could materially and adversely affect our results of operations, business, financial results and/or stock price.
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

Risks related to the failure to consummate, or delay in consummating, the proposed Merger with Avenzo include, but are not limited to, the following:

▪we would not realize any or all of the potential benefits of the Merger, which could have a negative effect on our results of operations, business or stock price;

▪under some circumstances, we may be required to pay a termination fee to Avenzo, with expense reimbursement credited against the payment of any such termination fee;

▪we would remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the Merger regardless of whether the Merger is consummated;

▪the trading price of our common stock may decline to the extent that the current market price for our common stock reflects a market assumption that the Merger will be completed;

▪the attention of our management and employees may have been diverted to the Merger rather than to our historical operations and the pursuit of other opportunities that could have been beneficial to us;

▪we could be subject to litigation related to any failure to complete the Merger;

▪we could potentially lose key personnel during the pendency of the Merger; and

▪under the Merger Agreement, we are subject to certain customary restrictions on the conduct of our business prior to completing the Merger, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if we were not subject to these restrictions.

The occurrence of any of these events individually or in combination could materially and adversely affect our results of operations, business, and our common stock price, and we may lose some or all the intended benefits of the Merger.

We are substantially dependent on our remaining employees to facilitate the consummation of the Merger.
Our ability to consummate a strategic transaction depends upon our ability to retain our remaining employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. As of June 30, 2026, we had only 7 full-time employees. Our ability to successfully complete the Merger depends in large part on our ability to retain key personnel that are necessary to maintain our operations between now and the Effective Time. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. Our cash conservation activities may yield other unintended consequences, such as reduced employee morale, which may cause remaining employees to seek alternative employment. The loss of the services of certain employees could potentially harm our ability to consummate the Merger, to run our day-to-day business operations, as well as to fulfill our reporting obligations as a public company.

The Exchange Ratio will not be adjusted based on the market price of our common stock, so the consideration at the closing of the Merger may have a greater or lesser value than at the time the Merger Agreement was signed.
The Exchange Ratio will not change based on changes in the trading price of our common stock. Therefore, if before the completion of the Merger, the market price of our common stock increases from the market price on the date of the Merger Agreement, Avenzo stockholders could then receive merger consideration with substantially higher value for their shares of Avenzo common stock than the parties had negotiated when they established the Exchange Ratio. The Merger Agreement does not include a price-based termination right. Immediately after the Merger, our securityholders as of immediately prior to the Merger are expected to own approximately 2.8% of the outstanding shares of the combined company and former Avenzo securityholders, including purchasers in the Concurrent Financing, are expected to own approximately 97.2% of the outstanding shares of the combined company, subject to certain assumptions, including, but not limited to, in each case, calculated on a fully diluted basis, using the treasury stock method, and subject to certain assumptions, including (i) a valuation for Rallybio of $15.0 million (calculated after giving effect to the expected payment of the distribution of Rallybio's pre Closing cash), (ii) a valuation for Avenzo of $300.0 million, and (iii) the relative capitalization of Rallybio and Avenzo.

The Merger may be completed even though a material adverse effect may result from the announcement of the Merger, industry-wide changes and/or other causes.
In general, either we or Avenzo can refuse to complete the Merger if there is a Rallybio Material Adverse Effect (as defined in the Merger Agreement) or a Company Material Adverse Effect (as defined in the Merger Agreement), as applicable, prior to the Closing. However, certain types of changes do not permit either party to refuse to complete the Merger, even if such change could be said to have a material adverse effect on us or Avenzo, including:

▪general business, political or economic conditions generally affecting the industry in which Rallybio or Avenzo operate, including with respect to the imposition of, or adjustments to, tariffs or other trade restrictions;

▪acts of war, the outbreak or escalation of armed hostilities, acts of terrorism, earthquakes, wildfires, hurricanes or other natural disasters, health emergencies, including pandemics and related or associated epidemics, disease outbreaks or quarantine restrictions;

▪changes in financial, banking or securities markets;

▪any change in the stock price or trading volume of Rallybio Common Stock (it being understood, however, that any effect causing or contributing to any change in stock price or trading volume of

Rallybio Common Stock may be taken into account in determining whether a material adverse effect with respect to Rallybio has occurred, unless such effects are otherwise excepted from the definition of Rallybio Material Adverse Effect);

▪any failure by Rallybio to meet internal or analysts’ expectations or projections or the results of operations of Rallybio (it being understood, however, that any effect causing or contributing to the failure of Rallybio to meet internal or analysts’ expectations or projections or the results of operations of Rallybio may be taken into account in determining whether a material adverse effect with respect to Rallybio has occurred, unless such effects are otherwise excepted from the definition of Rallybio Material Adverse Effect);

▪any change in, or any compliance with or action taken for the purpose of complying with, any applicable law or GAAP (or interpretations of any applicable law or GAAP);

▪the announcement of the Merger Agreement or the pendency of the Contemplated Transactions; or

▪the taking of any action required to be taken by the Merger Agreement.

If a material adverse change occurs with respect to either party or both parties and we and Avenzo still complete the Merger, the stock price of the combined company following the Closing may suffer and may reduce the value of the Merger to the stockholders of Rallybio, Avenzo or both.

Some of our executive officers and directors have interests in the Merger that are different from our stockholders and that may influence them to support or approve the Merger without regard to the interests of our stockholders.
Certain of our executive officers and directors of Rallybio are parties to arrangements that provide them with interests in the Merger that are different from our stockholders, including severance benefits, the acceleration of equity award vesting and continued indemnification. The Board was aware of and considered these interests, among other matters, in reaching its determination (i) that the terms of the Merger Agreement and the Merger and the other Contemplated Transactions are fair to, advisable and in the best interest of Rallybio and its stockholders; and (ii) to approve and declare advisable the Merger Agreement and the Contemplated Transactions, including the Merger and the issuance of shares of Rallybio common stock to the stockholders of Avenzo pursuant to the Merger Agreement.

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
After the completion of the Merger, our current stockholders will own a smaller percentage of the combined company than their ownership of Rallybio prior to the Merger. Immediately after the Closing, on a pro forma basis and based upon the number of shares of Rallybio Common Stock expected to be issued in connection with the Merger, pre-Merger equityholders of Avenzo (other than investors in the Concurrent Financing) are expected to own approximately 56.6% of the combined company, pre-Merger equityholders of Rallybio are expected to own approximately 2.8% of the combined company and the investors in the Concurrent Financing are expected to own approximately 40.6% (assuming proceeds from the Concurrent Financing of $215.0 million), in each case, calculated on a fully diluted basis, using the treasury stock method, and subject to certain assumptions, including (i) a valuation for Rallybio of $15.0 million (calculated after giving effect to expected payment of Parent Distributions), (ii) a fixed valuation for Avenzo of $300.0 million, and (iii) the relative capitalization of Rallybio and Avenzo.

The amount of the Rallybio Distributions is uncertain and may be less than currently anticipated, or the Rallybio Distributions may not be made at all.
In connection with the Merger, the Board will declare one or more Rallybio Distributions payable to holders of Rallybio common stock and, if applicable, securities convertible into or exchangeable or exercisable for shares of Rallybio common stock, in an aggregate amount not to exceed the amount by which Rallybio Net Cash equals or exceeds $0. The amount of Rallybio Net Cash available for the Rallybio Distributions is subject to numerous factors, many of which are outside of our control, including the amount of our transaction expenses, the costs of any tail policy associated with our directors’ and officers’ insurance, lease termination costs, payments required to terminate existing agreements, expenses associated with the wind-down of our prior research and development activities, payroll taxes associated with the Rallybio Distributions, severance or change-in-control payments, and other accrued or contingent liabilities. We expect to continue to incur losses in future periods primarily related to the proposed Merger and, as a result, available cash and cash equivalents will continue to decrease prior to the Closing. If these expenses and liabilities are greater than currently estimated, or if unforeseen liabilities arise, the amount available for the Rallybio Distributions will be reduced accordingly. There can be no assurance that the aggregate amount of the Rallybio Distributions will equal the amount that our stockholders currently expect to receive, or that any Rallybio Distribution will be made at all.

Lawsuits may be filed against us and the members of our Board arising out of the proposed Merger, which may delay or prevent the proposed Merger.
Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, our Board and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our board, Avenzo, or the Avenzo board could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business and otherwise adversely affect our financial condition.

During the pendency of the Merger Agreement, we may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect our business.
Covenants in the Merger Agreement impede our ability to make acquisitions, subject to specified exceptions relating to fiduciary duties, or complete other mergers, sales of assets or other business combinations pending completion of the Merger. As a result, if the Merger is not completed, we may be at a disadvantage to our competitors during that period. In addition, while the Merger Agreement is in effect, we are generally prohibited from soliciting, initiating, knowingly encouraging or entering into specified extraordinary transactions, such as a merger, sale of assets or other business combination, with any third party, subject to specified exceptions, even if any such transaction could be favorable to our stockholders.

Certain provisions of the Merger Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.
The terms of the Merger Agreement prohibit us from soliciting competing proposals or cooperating with persons making unsolicited takeover proposals, except in certain limited circumstances. Our Board may respond to an unsolicited competing proposal if it determines in good faith, after consultation with its outside financial advisor and outside legal counsel, that the unsolicited competing proposal constitutes, or is reasonably likely to result in, a superior competing proposal and, after consultation with its outside legal counsel, that failure to take such action would be inconsistent with the fiduciary duties of the Board. In certain circumstances, and subject to compliance with the Merger Agreement, our Board may change its recommendation to our stockholders if it determines such recommendation change is required to avoid a breach of its fiduciary duties.

Upon termination of the Merger Agreement in certain circumstances, a termination fee of $600,000 may be payable by us to Avenzo if (i)(a) the Merger Agreement is terminated because the Merger has not been consummated by the End Date (as defined in the Merger Agreement) or we (1) fail to obtain the requisite stockholder approval or (2) breach the Merger Agreement, (b) an alternative acquisition proposal was announced or disclosed prior to such termination, and (c) within 12 months of the termination of the Merger Agreement, we enter into a definitive agreement with respect to an alternative transaction or (ii) the Board of changes or withdraws its recommendation in favor of the Merger or approves an alternative transaction, or willfully and intentionally breaches its non-solicitation or certain other obligations under the Merger Agreement.

We have also agreed to reimburse Avenzo for up to $750,000 for third-party expenses, as applicable, if the Merger Agreement is terminated in certain circumstances.

These termination fees and expense reimbursement provisions may discourage third parties from submitting competing proposals to us or our stockholders and may cause our Board to be less inclined to recommend a competing proposal.

We or Avenzo may waive one or more of the conditions to the Merger without recirculation of the related proxy statement/prospectus or resoliciting stockholder approval.
Conditions to our or Avenzo’s obligations to complete the Merger may be waived, in whole or in part, to the extent permitted by law, in certain circumstances unilaterally or by agreement of us and Avenzo. In the event of a waiver of a condition, our Board will evaluate the materiality of any such waiver to determine whether amendment of the related proxy statement/prospectus and re-solicitation of stockholder approval is necessary.

In the event that our Board, in its own reasonable discretion, determines any such waiver is not significant enough to require recirculation of the related proxy statement/prospectus and re-solicitation of our stockholders, it will have the discretion to complete the Merger without seeking further stockholder approval, which decision may have a material adverse effect on our stockholders. For example, if we and Avenzo agree to waive the requirement that the shares of Rallybio common stock to be issued in the Merger have been approved for listing (subject to official notice of issuance) on Nasdaq as of the Closing, and our respective boards of directors elect to proceed with the Closing, Nasdaq may notify the combined company of its determination to delist the combined company’s securities based upon the failure to satisfy the initial inclusion criteria in the Nasdaq application. The combined company may appeal the determination to a hearings panel but such appeal will not stay the suspension and delisting action and Nasdaq may notify the combined company that its common stock will be immediately suspended from trading and delisted.

Our winddown of our historical operations, the sale of assets, the suspension of development activities and the proposed Merger, resulting in the conversion of Avenzo into a public company, will make us subject to the SEC requirements applicable to reporting shell company business combinations. As a result, the combined company will be subject to more stringent reporting requirements, offering limitations and resale restrictions.
According to SEC guidance, the requirements applicable to reporting shell company business combinations apply to any company that sells or otherwise disposes of its historical assets or operations in connection with or as part of a plan to combine with a non-shell private company in order to convert the private company into a public one. We have taken steps to winddown our general and administrative operations that will not be needed after Closing and expect to issue the CVRs in connection with the Closing and, as such, our plan to merge with Avenzo, resulting in the conversion of Avenzo into a public company, will be subject to the SEC requirements applicable to reporting shell company business combinations, which are as follows:

•the combined company will need to file a Current Report on Form 8-K to report the Form 10 type information (“Super 8-K”) after the Closing reflecting its status as an entity that is not a shell company;

•the combined company will not be eligible to use a Form S-3 until 12 full calendar months after the Closing;

•the combined company will need to wait at least 60 calendar days after the filing of the Super 8-K to file a Form S-8 for any equity plans or awards, such as the 2026 Plan and the 2026 ESPP;

•the combined company will be an “ineligible issuer” for three years following the Closing, which will prevent the combined company from (i) incorporating by reference in its Form S-1 filings, (ii) using a free writing prospectus or (iii) taking advantage of the well-known seasoned issuer (“WKSI”) status, even if otherwise eligible based on its public float;

•investors who (i) were affiliates of Avenzo at the time the Merger was submitted for the vote or consent of Avenzo’s stockholders, (ii) receive securities of the combined company in the Merger and (iii) publicly offer or sell such securities will be deemed to be engaged in a distribution of such securities, and therefore would be underwriters with respect to resales of those securities; and

•Rule 144(i)(2) will limit the ability of holders of restricted securities, and any affiliates of the public company to publicly resell Rule 145(c) securities per Rule 145(d), as well as any other “restricted” or “control” securities of the combined company per Rule 144, until one year after the Form 10 information is filed with the SEC. Non-affiliate Rallybio stockholders prior to the Merger will not be subject to such restrictions on public resales of their shares.

The foregoing SEC requirements will increase the combined company’s time and cost of raising capital, offering stock under equity plans, and complying with securities laws. Furthermore, such requirements will add burdensome restrictions on the resale of the combined company common stock by affiliates of Avenzo and any holders of “restricted” or “control” securities of the combined company.

Our equityholders may not receive any payment on the CVRs and the CVRs may otherwise expire valueless.
The right of our equityholders to receive any future payment for or derive any value from the CVRs will be contingent solely upon (i) our and Avenzo’s (or the combined company’s) ability to monetize all or any part of the Legacy Assets pursuant to one or more disposition agreements entered into within the time period specified in the CVR Agreement, and the timing and amount of the consideration received thereunder and (ii) the receipt of cash proceeds from Recursion under the ENPP1 Purchase Agreement. If we and/or Avenzo or the combined company (x) are not successful in entering into disposition agreements related to the Legacy Assets or receiving payments thereunder, or if such payments are not sufficient to result in the payment of any CVR Payments as a result of permitted deductions thereto and (y) do not receive cash proceeds from Recursion pursuant to the ENPP1 Purchase Agreement, in each case within the time period specified in the CVR Agreement, no payments will be made in respect of the CVRs, and the CVRs will expire valueless.

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
We have incurred significant operating losses since inception, including operating losses of $5.7 million and $10.1 million for the three months ended June 30, 2026 and 2025, respectively and $14.4 million and $19.7 million for the six months ended June 30, 2026 and 2025, respectively. The increase in total other income of $50.0 million was a result of the termination of the Candid Merger Agreement on May 4, 2026. As of June 30, 2026, we had an accumulated deficit of $266.6 million. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to gain regulatory approval and become commercially viable. Since inception, we have devoted substantially all of our resources to raising capital, conducting discovery and research activities, acquiring product candidates, establishing and protecting our intellectual property, preparing for and conducting clinical trials, and establishing arrangements with third parties for the manufacture of our product candidates. We do not have any product candidates approved for sale and have not generated any revenue from product sales.

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

If we continue to progress the development of our product candidates, we believe that our existing cash and cash equivalents as of June 30, 2026, will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months beyond the date of the filing of this Quarterly Report on Form 10-Q. This estimate and our expectation to advance the preclinical and clinical development of RLYB116 and any other product candidates are based on assumptions that may prove to be wrong, or we may be subject to changing circumstances. We could exhaust our available capital resources sooner than we expect. Our business is subject to numerous risks and uncertainties, and we may be unable to accurately estimate the actual amount of funds we will require for development and commercialization of our product candidates. Our future capital requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

Our ability to use our NOL and income tax credit carryforwards to offset future income tax liabilities may be subject to certain limitations.
We have incurred substantial NOLs during our history. To the extent that we continue to generate taxable losses, unused losses will carry forward and can be used to offset future taxable income, if any, until such unused losses expire. NOLs generated in taxable years beginning after December 31, 2017 are not subject to expiration. Federal NOLs generated in taxable years beginning after December 31, 2017 generally may not be carried back to prior taxable years. The deduction for NOLs arising in taxable years beginning after December 31, 2017 is generally limited to 80% of current year taxable income. We also have substantial federal and state research and development and other tax credit carryforwards. These tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOLs and tax credit carryforwards to offset future taxable income. Some of our historical NOLs may be subject to annual limitations on our ability to use them due to prior ownership changes. Additionally, we may experience such ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. If we undergo an ownership change, our ability to use our NOLs and income tax credit carryforwards could be further limited. For these reasons, we may not be able to use a material portion of our NOLs or tax credit carryforwards, even if we attain profitability.

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

If we continue to progress the development of our product candidates, the successful commercialization of any product candidate we develop will depend in part on the extent to which regulatory authorities and private health insurers establish coverage and reimbursement. Failure to obtain or maintain coverage and reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.
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
As of June 30, 2026, we had 7 full-time employees, upon whom we rely for various administrative, research and development, business development and other support services shared among our subsidiaries. The size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support the operations of all of our subsidiaries, including their research and development activities, the management of financial, accounting, and reporting matters, and the oversight of our third-party vendors and partners. If our centralized team or our third-party vendors and partners performing such functions fail to provide adequate administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.

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
We are party to license agreements that impose upon us certain obligations, and we may enter into additional licensing and funding arrangements with third parties that may impose, among other things, diligence, development, and commercialization timelines, milestone and royalty payments, and insurance. If we fail to comply with such obligations under current or future license and funding agreements, our counterparties may have the right to terminate these agreements, in which event we might be forced to cease developing, manufacturing or marketing any product that is covered by these agreements or may face other penalties under such agreements, or our counterparties may require us to grant them certain rights. Such an occurrence could materially adversely affect the value of any product candidate being developed under any such agreement.

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
We might be unable to successfully register our trademarks and trade names, and/or to establish name recognition based on our trademarks and trade names, which could result in substantial costs and diversion of resources, and could adversely impact our ability to compete effectively. In addition, our trademarks or trade names may be challenged, infringed, circumvented, declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using them. At times, competitors may adopt trademarks or trade names similar to ours, impeding our ability to build brand identity, and possibly leading to market confusion. In addition, we could be subject to trademark or trade name infringement claims brought by owners of other registered trademarks or trade names.

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
Shares of our common stock were offered in our IPO in July 2021 at a price of $104.00 per share and between the date of our IPO and July 30, 2026, the closing price per share of our common stock has ranged from as low as $2.00 to as high as $187.20. Some of the factors that may cause the market price of our common stock to fluctuate include:

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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of July 30, 2026, we have 5,310,499 shares of common stock outstanding. All of these shares may be resold in the public market immediately, unless held by our affiliates who are subject to volume limitations under Rule 144. As of July 30, 2026, we also have pre-funded warrants to purchase up to an aggregate of 416,673 shares of common stock outstanding. We may not effect the exercise of any pre-funded warrant, and a holder will not be entitled to exercise any portion of any pre-funded warrant if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election upon 61 days’ notice to us subject to the terms of such pre-funded warrants, provided that such percentage may in no event exceed 19.99%.

Moreover, as of June 30, 2026, certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. On May 9, 2023, we registered an aggregate of 1,543,950 shares of common stock held by holders with registration rights, for resale, pursuant to a registration statement on Form S-3. In addition, we have entered into the Sales Agreement with TD Cowen to offer and sell shares of our common stock having an aggregate offering price of up to $100,000,000, from time to time, through an at-the-market offering program. We also registered an aggregate of 1,737,094 shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Insiders have substantial influence over us, which could limit your ability to affect the outcome of key transactions, including a change of control.
Our directors and executive officers and their affiliates beneficially own shares representing approximately 25% of our outstanding common stock as of July 30, 2026. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

In addition, because we are incorporated in the State of Delaware, we are governed by the provisions of Section 203 of the DGCL which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

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
As a public company, we have incurred, and particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Capital Market, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance, and other personnel in connection with our efforts to comply with the requirements of being a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We are currently evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)
Except as disclosed in our previously filed current reports on Form 8-K, the Company has not issued equity securities of the Company on an unregistered basis during the quarter ended June 30, 2026.

Item 5. Other Information
Director and Officer Trading Arrangements
During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act, as amended) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description
2.1
Agreement and Plan of Merger and Reorganization among Rallybio Corporation, Farmington Merger Sub, Inc. and Avenzo Therapeutics, Inc., dated as of May 31, 2026 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-40693), filed with the SEC on June 1, 2026)

10.1†
Amendment to Second Amended and Restated Employment Agreement, effective as of May 31, 2026, between Rallybio Corporation and Stephen Uden (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K (File No. 001-40693), filed with the SEC on June 1, 2026).

10.2†
Amendment to Employment Agreement, effective as of May 31, 2026, between Rallybio Corporation and Jonathan Lieber (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K (File No. 001-40693), filed with the SEC on June 1, 2026).

10.3†
Amendment to Separation Agreement, effective as of May 31, 2026, between Rallybio Corporation and Steven Ryder (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K (File No. 001-40693), filed with the SEC on June 1, 2026).

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

RALLYBIO CORPORATION

Date: August 6, 2026	By:	/s/ Stephen Uden
Stephen Uden, M.D.
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Jonathan I. Lieber
Jonathan I. Lieber
Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)