Form 10-Q
period 2026-09-30
Rallybio Corp
filed 2026-10-27
CIK 1739410

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of October 20, 2026, the registrant had 5,383,937 shares of common stock, $0.0001 par value per share, outstanding.

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

•If we continue to progress the development of our product candidates, we may pursue business development transactions and collaborate with third parties for the development and commercialization of our product candidates. We may not succeed in identifying and acquiring businesses or assets, in-licensing intellectual property rights or establishing and maintaining collaborations, which may significantly limit our ability to successfully develop and commercialize our other product candidates, if at all, and these transactions could disrupt our business, cause dilution to our stockholders or reduce our financial resources; and

•If we are unable to obtain, maintain and enforce patent protection for our technology and product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully develop and commercialize our technology and product candidates may be adversely affected which may also impact the value of any potential Rallybio CVR (as defined below).

The foregoing is only a summary of some of our risks. For a more detailed discussion of these and other risks you should consider before making an investment in our common stock, see “Risk Factors.”

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
RALLYBIO CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share amounts)	SEPTEMBER 30, 2026	DECEMBER 31, 2025
Assets
Current assets:
Cash and cash equivalents	$90,693	$31,374
Marketable securities	—	23,362
Prepaid expenses and other current assets	4,076	6,517
Total current assets	94,769	61,253
Property and equipment, net	—	23
Operating lease right-of-use assets	—	175
Other assets, noncurrent	810	810
Total assets	$95,579	$62,261
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7	$126
Accrued expenses and other current liabilities	1,927	3,791
Income tax liabilities	1,349	—
Operating lease liabilities	—	94
Deferred revenue	—	212
Total current liabilities	3,283	4,223
Operating lease liabilities, noncurrent	—	82
Total liabilities	3,283	4,305
Commitments and contingencies (Note 7)
Stockholders' equity
Common stock, $0.0001 par value per share; 200,000,000 shares authorized as of September 30, 2026 and December 31, 2025; and 5,333,190 and 5,283,321 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	4	4
Preferred stock, $0.0001 par value per share; 50,000,000 shares authorized as of September 30, 2026 and December 31, 2025; no shares issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	361,628	359,932
Accumulated other comprehensive gain	—	18
Accumulated deficit	(269,336)	(301,998)
Total stockholders' equity	92,296	57,956
Total liabilities and stockholders' equity	$95,579	$62,261
See accompanying notes to the condensed consolidated financial statements

RALLYBIO CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Revenue:
Collaboration and license revenue	$—	$212	$212	$636
Total revenue	—	212	212	636
Operating expenses:
Research and development	584	4,143	4,213	15,942
General and administrative	2,839	2,994	13,808	11,346
Total operating expenses	3,423	7,137	18,021	27,288
Loss from operations	(3,423)	(6,925)	(17,809)	(26,652)
Other income (expense):
Termination fee	—	—	50,000	—
Interest income	778	462	1,893	1,629
Gain on sale of joint venture and other income (expense)	—	22,479	(18)	22,771
Total other income, net	778	22,941	51,875	24,400
(Loss) income before income tax and equity in losses of joint venture	(2,645)	16,016	34,066	(2,252)
Income tax expense	80	—	1,404	—
Loss on investment in joint venture	—	—	—	874
Net (loss) income	$(2,725)	$16,016	$32,662	$(3,126)

Net (loss) income per common share, basic	$(0.48)	$2.84	$5.73	$(0.56)
Net (loss) income per common share, diluted	$(0.48)	$2.84	$5.64	$(0.56)
Weighted-average common shares outstanding, basic	5,715,048	5,632,291	5,701,011	5,611,536
Weighted-average common shares outstanding, diluted	5,715,048	5,632,291	5,788,752	5,611,536

Other comprehensive (loss) gain:
Net unrealized gain (loss) on marketable securities	—	7	(18)	(44)
Other comprehensive gain (loss)	—	7	(18)	(44)
Comprehensive (loss) gain	$(2,725)	$16,023	$32,644	$(3,170)
See accompanying notes to the condensed consolidated financial statements

RALLYBIO CORPORATION
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025	COMMON		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE GAIN	STOCKHOLDERS' EQUITY
(in thousands, except share amounts)	SHARES	AMOUNT
June 30, 2025	5,213,366	$4	$358,105	$(312,162)	$17	$45,964
Share-based compensation	—	—	1,047	—	—	1,047
Issuance of common stock under the stock award plan	28,586	—	—	—	—	—
Net income	—	—	—	16,016	—	16,016
Other comprehensive gain	—	—	—	—	7	7
Balance, September 30, 2025	5,241,952	$4	$359,152	$(296,146)	$24	$63,034

June 30, 2026	5,306,894	$4	$361,103	$(266,611)	$—	$94,496
Share-based compensation	—	—	405	—	—	405
Issuance of common stock under the stock award plan	2,085	—	—	—	—	—
Issuance of common stock from exercise of stock options	24,211	—	120	—	—	120
Net loss	—	—	—	(2,725)	—	(2,725)
Balance, September 30, 2026	5,333,190	$4	$361,628	$(269,336)	$—	$92,296

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025	COMMON		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE GAIN (LOSS)	STOCKHOLDERS' EQUITY
(in thousands, except share amounts)	SHARES	AMOUNT
December 31, 2024	5,188,743	$4	$354,602	$(293,020)	$68	$61,654
Share-based compensation	—	—	4,540	—	—	4,540
Issuance of common stock under the stock award plan	48,834	—	—	—	—	—
Issuance of common stock under the stock purchase plan	4,375	—	10	—	—	10
Net loss	—	—	—	(3,126)	—	(3,126)
Other comprehensive loss	—	—	—	—	(44)	(44)
Balance, September 30, 2025	5,241,952	$4	$359,152	$(296,146)	$24	$63,034

December 31, 2025	5,283,321	$4	$359,932	$(301,998)	$18	$57,956
Share-based compensation	—	—	1,442	—	—	1,442
Issuance of common stock under the stock award plan	8,769	—	—	—	—	—
Issuance of common stock under the stock purchase plan	2,802	—	13	—	—	13
Issuance of common stock from exercise of stock options	38,298	—	241	—	—	241
Net income	—	—	—	32,662	—	32,662
Other comprehensive loss	—	—	—	—	(18)	(18)
Balance, September 30, 2026	5,333,190	$4	$361,628	$(269,336)	$—	$92,296

See accompanying notes to the condensed consolidated financial statements

RALLYBIO CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2026	2025
Cash Flows Provided by (Used in) Operating Activities:
Net income (loss)	$32,662	$(3,126)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5	89
Loss on disposal of assets	18	—
Net accretion of discounts/premiums on debt securities	(56)	(476)
Share-based compensation	1,442	4,540
Gain on sale of joint venture	—	(22,350)
Loss on investment in joint venture	—	874
Changes in operating assets and liabilities:
Prepaid expenses, operating lease right-of-use assets and other current assets	2,616	(2,858)
Accounts payable	(119)	(9)
Accrued expenses, tax liability, operating lease liabilities and other current liabilities	(691)	(1,182)
Deferred revenue	(212)	(636)
Net cash provided by (used in) operating activities	35,665	(25,134)
Cash Flows Provided by Investing Activities:
Purchases of marketable securities	—	(10,622)
Proceeds from maturities of marketable securities	23,400	35,465
Proceeds from sale of common stock received from sale of joint venture	—	20,000
Investment in joint venture	—	(1,500)
Net cash provided by investing activities	23,400	43,343
Cash Flows Provided by Financing Activities:
Proceeds from the issuance of common stock under the stock purchase plan	13	10
Proceeds from the issuance of common stock from exercise of stock options	241	—
Net cash provided by financing activities	254	10
Net increase in cash and cash equivalents	59,319	18,219
Cash and cash equivalents — beginning of period	31,374	13,903
Cash and cash equivalents — end of period	$90,693	$32,122
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

One business day following the Closing Date, the combined company and Computershare Trust Company, N.A. (the “Rights Agent”) are expected to enter into a Contingent Value Rights Agreement (the “Rallybio CVR Agreement”), pursuant to which holders of record of certain Rallybio securities as of the close of business on the last business day prior to the day on which the Effective Time occurs will receive one contingent value right (each, a “Rallybio CVR”) for each outstanding share of Rallybio common stock, pre-funded warrant, Rallybio restricted stock unit or In the Money Parent Option (as defined in the Merger Agreement) held as of such date. Pursuant to the Rallybio CVR Agreement, each Rallybio CVR holder will be entitled to receive their pro rata share of all of the net proceeds (including cash or the value of stock to the extent listed on a national exchange, at the time of disposition), if any, received by Rallybio as a result of payments (“Rallybio CVR Payments”) made to Rallybio of (i) any upfront, milestone, royalty and other payments received under any disposition agreement related to Rallybio’s pre-Merger assets (the “Legacy Assets”), and (ii) all of the cash proceeds, if any, received from Recursion under the Membership Interest Purchase Agreement, dated July 8, 2025, by and among Recursion, Exscientia Ventures I, Inc., Rallybio and Rallybio IPB, LLC. For a period of four months after the Closing Date, the combined company will use commercially reasonable efforts to effect the disposition of the Legacy Assets with respect to a third party that Rallybio had been in discussions with regarding a disposition prior to the Closing Date, subject to certain limitations. Such net proceeds will be subject to certain permitted deductions, including for applicable tax payments, certain expenses incurred or other liabilities borne by Rallybio or its affiliates in respect of the Legacy Assets, and losses incurred by Rallybio or its affiliates due to a third-party proceeding in connection with such disposition.

The Company had cash and cash equivalents of $90.7 million as of September 30, 2026. The Company currently expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date these unaudited condensed consolidated financial statements are issued although we anticipate that the Merger will close prior to the end of 2026. The Company does not anticipate that its current cash and cash equivalents as of September 30, 2026 will be sufficient to fund any of its product candidates through regulatory approval, and if the Company continues to progress the development of its product candidates, it will need to raise substantial additional capital to complete the development and commercialization of those product candidates, if approved. If necessary, Rallybio may satisfy any future cash needs through the sale of equity securities, debt financings, corporate collaborations or license agreements, working capital lines of credit, grant funding, interest income earned on invested cash balances or a combination of one or more of these sources.

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
These accompanying unaudited condensed consolidated financial statements and notes should be read in conjunction with Rallybio's Annual Report on Form 10-K for the year ended December 31, 2025 (our "Annual Report"). The Company's significant accounting policies are described in Note 2 of the Notes to the consolidated financial statements included in our Annual Report. There have been no new accounting policies, including the adoption of new accounting standards during the three and nine months ended September 30, 2026, unless otherwise noted below, which could be expected to materially impact the Company's unaudited condensed consolidated financial statements.
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
Income Taxes
The Company’s effective tax rates for the nine months ended September 30, 2026 and 2025 were 7.5% and 0%, respectively. The primary drivers of the variance from the statutory rate were state taxes, Section 162 disallowed compensation, nondeductible stock-based compensation, and valuation allowance. The Company will continue to assess its estimated annual effective tax rate each reporting period.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the Company’s history of cumulative net losses, the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company has determined that, based on objective positive and negative evidence currently available, it is more likely than not that the Company will not realize the benefits of all deferred tax assets. Accordingly, the Company has provided a full valuation allowance for the deferred tax assets. The Company is expecting to have net taxable income for the current year, resulting in current income tax expense for the period. This is primarily due to income resulting from the termination of the Candid Merger Agreement and the termination fee recorded.

As of September 30, 2026, the Company has federal and state post-apportioned net operating loss (“NOL”) carryforwards of approximately $185.8 million and $168.9 million, respectively. All federal NOL carryforwards have an indefinite carryforward period. All state NOL carryforwards have a limited carryforward period and will begin to expire in 2038. As of September 30, 2026, the Company has federal general business tax credits of approximately $24.8 million which have a limited carryforward period and will begin to expire in 2039.

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

The Company completed a Section 382 study through June 30, 2021 and concluded that it underwent an ownership change as defined by the Code on March 27, 2020. The Company completed a high-level analysis for the period July 1, 2021 through September 30, 2026 and does not believe any additional ownership changes occurred during that period. Any future ownership changes that may occur after June 30, 2026, may limit the Company’s ability to utilize remaining tax attributes. Due to the existence of the valuation allowance, limitations created by the 2020 ownership change and any potential future ownership changes will not impact the Company’s effective tax rate.
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
3. MARKETABLE SECURITIES

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of our marketable securities by type of security as of September 30, 2026 and December 31, 2025 was as follows:

		SEPTEMBER 30, 2026
(in thousands)	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Cash and cash equivalents	Level 1	$88,044	$—	$—	$88,044
		$88,044	$—	$—	$88,044

		DECEMBER 31, 2025
(in thousands)	Fair Value Hierarchy Level	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Cash and cash equivalents	Level 1	$6,695	$—	$—	$6,695
U.S. treasury securities	Level 1	19,212	17	—	19,229
U.S. government agency securities	Level 2	4,630	1	—	4,631
		$30,537	$18	$—	$30,555
The fair values of marketable securities by classification in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 was as follows:

(in thousands)	SEPTEMBER 30, 2026	DECEMBER 31, 2025
Cash and cash equivalents	$88,044	$7,193
Marketable securities	—	23,362
	$88,044	$30,555
The fair values of available-for-sale debt securities as of September 30, 2026 and December 31, 2025, by contractual maturity, are summarized as follows:

(in thousands)	SEPTEMBER 30, 2026	DECEMBER 31, 2025
Due in one year or less	$88,044	$30,555
	$88,044	$30,555
The aggregate fair value of available-for-sale debt securities in an unrealized loss position as of December 31, 2025 was $0.7 million. There was no aggregate fair value of available-for-sale debt securities in an unrealized loss position as of September 30, 2026. As of September 30, 2026, the Company did not have any investments in a continuous unrealized loss position for more than twelve months. No allowance for credit loss was recorded as of September 30, 2026 and December 31, 2025.
4. BALANCE SHEET COMPONENTS

Prepaid expenses and other current assets —
Prepaid expenses and other current assets consisted of the following as of September 30, 2026 and December 31, 2025:

(in thousands)	SEPTEMBER 30, 2026	DECEMBER 31, 2025
Research and development	$257	$3,372
Insurance	593	409
Other prepaids	762	219
Other current assets	2,464	2,517
	$4,076	$6,517
Other current assets consists of approximately $2.2 million related to a contingent payment receivable tied to a Phase 1 clinical study milestone in connection with the JV Sale, and approximately $0.3 million of interest income and other current assets.

Accrued expenses and other current liabilities —
Accrued expenses and other current liabilities consisted of the following as of September 30, 2026 and December 31, 2025:

(in thousands)	SEPTEMBER 30, 2026	DECEMBER 31, 2025
Compensation and related expenses	$1,173	$2,334
Professional fees	364	1,039
Research and development	—	394
Other current liabilities	390	24
	$1,927	$3,791
5. STOCKHOLDERS' EQUITY

Common Stock
The Company had 200,000,000 shares of common stock authorized as of September 30, 2026 and December 31, 2025, of which 5,333,190 and 5,283,321 shares were issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.
Preferred Stock
The Company had 50,000,000 shares of preferred stock authorized as of September 30, 2026 and December 31, 2025, of which no shares were issued or outstanding as of September 30, 2026 and December 31, 2025.
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
The Company's pre-funded warrant is a freestanding instrument that does not meet the definition of a liability pursuant to ASC 480, Distinguishing Liabilities from Equity ("ASC 480"), and does not meet the definition of a derivative pursuant to ASC 815, Derivatives and Hedging ("ASC 815"). The pre-funded warrant is indexed to the Company’s common stock and meets all other conditions for equity classification under ASC 480 and ASC 815. Accordingly, the pre-funded warrant was classified as equity and accounted for as a component of additional paid-in capital at the time of issuance. All of the pre-funded warrants related to the November 2022 follow-on offering remain outstanding and unexercised as of September 30, 2026.
Share-based Compensation
Share-based compensation is comprised of the Company's stock options, restricted stock awards, restricted stock units and shares issued pursuant to the employee stock purchase plan, and is classified in the condensed consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2026 and 2025 was as follows:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2026	2025	2026	2025
Research and development	$45	$500	$264	$1,928
General and administrative	360	547	1,178	2,612
	$405	$1,047	$1,442	$4,540
2021 Equity Incentive Plan
In 2021, the board of directors adopted the Rallybio Corporation 2021 Equity Incentive Plan (the "2021 Plan"). The 2021 Plan initially reserved 680,043 shares of the Company's common stock that have been issued in respect of outstanding equity awards granted prior to the Company's initial public offering ("IPO"), and for future issuances of shares to employees, directors and consultants in the form of stock options, SARs, restricted and unrestricted stock and stock units, performance awards and other awards that are convertible into or otherwise based on the Company's common stock. Dividend equivalents may also be provided in connection with awards under the 2021 Plan. The share pool will automatically increase on January 1st of each year until 2031, by the lesser of (i) five percent of the number of shares of the Company's common stock outstanding as of such date and (ii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date. On January 1, 2026 and January 1, 2025, the 2021 Plan share pool was automatically increased by 264,166 and 259,438 shares, respectively. As of September 30, 2026, the total number of shares of the Company's common stock that were issuable under the 2021 Plan was 1,474,672 shares, of which 846,367 shares remained available for future issuance.
The following table summarizes stock option activity for the nine months ended September 30, 2026:

Stock Options	Number of Option Shares	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding stock options at December 31, 2025	628,280	$43.42	7.6	$89
Granted	32,360	$4.45
Forfeited	(11,404)	$15.70
Expired	(13,317)	$93.52
Exercised	(38,298)	$6.30
Outstanding stock options at September 30, 2026	597,621	$43.10	2.9	$2,438
Exercisable stock options at September 30, 2026	456,886	$52.10	2.4	$1,361
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the estimated fair value of the Company's common stock. Stock options outstanding with an exercise price below the closing price as of September 30, 2026 had an intrinsic value of approximately $2.4 million. Stock options outstanding and exercisable with an exercise price below the closing price as of September 30, 2026 had an intrinsic value of $1.4 million. These values are based on a common stock fair value of $17.20 per share, which was the closing price of the Company's common stock on September 30, 2026. Using the Black-Scholes option pricing model, the weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2026 and 2025 was $3.60 per share and $4.96 per share, respectively. As of September 30, 2026, there was unrecognized share-based compensation expense related to nonvested stock options of $1.4 million, which the Company expects to recognize over a weighted-average period of approximately 1.6 years. As of September 30, 2026, in connection with the proposed Merger, all nonvested stock options are expected to vest and the remaining expense will be recognized before the Closing Date.

The fair value of the stock options granted during the nine months ended September 30, 2026 and 2025 was determined using the Black-Scholes option pricing model with the following assumptions:

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025
Expected volatility	109.21%	91.88% - 119.61%
Expected term (years)	5.25	5.27 - 6.02
Risk free interest rate	3.68%	4.03% - 4.39%
Expected dividend yield	—	—
Exercise price	$4.45	$2.40 - $7.60
A summary of the status of the Company's nonvested restricted common stock units at September 30, 2026 and changes during the nine months ended September 30, 2026 was as follows:

Restricted Stock Units	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested restricted stock units at December 31, 2025	38,603	$9.60
Granted	5,000	$4.45
Forfeited	(4,150)	$2.40
Vested	(8,769)	$9.38
Nonvested restricted stock units at September 30, 2026	30,684	$9.79
As of September 30, 2026, there was unrecognized share-based compensation expense related to nonvested restricted stock units of $0.2 million, which the Company expects to recognize over a weighted-average period of approximately 1.6 years. As of September 30, 2026, in connection with the proposed Merger, all nonvested restricted stock units are expected to vest and the remaining expense will be recognized before the Closing Date.
2021 Employee Stock Purchase Plan
In connection with the Company's IPO, the board of directors adopted the Rallybio Corporation 2021 Employee Stock Purchase Plan (the "2021 ESPP"), which initially reserved 36,415 shares of the Company's common stock for future issuances under this plan. The share pool will automatically increase on January 1st of each year from 2022 to 2031, by the lesser of (i) one percent of the number of shares of the Company's common stock outstanding as of such date, (ii) 72,831 shares of the Company’s common stock and (iii) the number of shares of the Company's common stock determined by the board of directors on or prior to such date. The 2021 ESPP share pool did not increase on January 1, 2026 or January 1, 2025. As of September 30, 2026, the total number of shares of the Company's common stock available for future issuance under the 2021 ESPP was 91,479 shares. During the nine months ended September 30, 2026 and 2025, the Company issued 2,802 and 4,375, respectively, of the Company's common stock under the 2021 ESPP.
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
The contingent consideration was initially measured at fair value using a probability based present value model of the risk-adjusted estimated cash flows, with a discount rate of 15.4%. This valuation model relied on significant unobservable inputs (level 3 inputs) based on management’s estimates, which were informed by external data, judgment, and forecasts. Key assumptions included the probability of achieving the milestone and royalties, timing of cash flows, discount rate, and forecasted net revenues. The fair value of the contingent consideration is a non-recurring fair value measurement and is recorded as other assets and other assets, non-current on the Company's condensed consolidated balance sheets and as gain on sale of joint venture and other income (expense) within the Company's condensed consolidated statements of operations and comprehensive (loss) income.
Prior to the JV Sale, the Company, through one of its wholly-owned subsidiaries, had a 50% interest of the joint venture entity, REV-I. For the three and nine months ended September 30, 2026 and the three months ended September 30, 2025, the Company did not fund REV-I due to the JV Sale. For the nine months ended September 30, 2025, the Company funded $1.5 million associated with the Company's commitment and its share of REV-I development costs. The Company did not provide any additional financial support outside of capital contributions to REV-I during the three and nine months ended September 30, 2026 and 2025. However, in connection with the joint venture, the Company provided certain scientific and finance and accounting related support which was reimbursed by REV-I to the Company and included in other income on the condensed consolidated statements of operations and comprehensive (loss) income. For the three and nine months ended September 30, 2026 and the three months ended September 30, 2025, the Company did not provide such support due to the JV Sale. For the nine months ended September 30, 2025, the Company provided $0.3 million related to such support. Prior to the JV Sale, the Company held a 50% interest in the joint venture and based on management’s analysis, the Company was not the primary beneficiary of REV-I and accordingly, the entity was not consolidated in the Company's condensed consolidated financial statements.
For both the three and nine months ended September 30, 2026 and the three months ended September 30, 2025, the Company did not have an allocable share of REV-I losses due to the JV Sale. For the nine months ended September 30, 2025, the Company recorded its allocable share of REV-I's losses which totaled $0.9 million. These losses were recorded as a loss on investment in joint venture within the condensed consolidated statements of operations and comprehensive (loss) income. As of September 30, 2026 and December 31, 2025 there was no carrying value remaining of the REV-I investment due to the JV Sale in July 2025.
7. COMMITMENTS AND CONTINGENCIES

Purchase Commitments — The Company enters contracts in the normal course of business with contract research organizations and other third-party vendors for clinical trials and testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and are cancellable by the Company upon written notice. Payments that may be due upon cancellation consist of payments for services provided or expenses incurred prior to cancellation. As of September 30, 2026 and December 31, 2025, there were no amounts accrued related to termination charges.

8. NET (LOSS) INCOME PER COMMON SHARE

Basic and diluted net (loss) income per common share for the three and nine months ended September 30, 2026 and 2025 was calculated as follows:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(in thousands except share and per share amounts)	2026	2025	2026	2025
Net (loss) income	$(2,725)	$16,016	$32,662	$(3,126)
Weighted-average number of common shares outstanding, basic	5,715,048	5,632,291	5,701,011	5,611,536
Effect of potentially dilutive securities:
Stock options			70,245
Restricted stock units			17,496
Weighted-average number of common shares outstanding, diluted	5,715,048	5,632,291	5,788,752	5,611,536

Net (loss) income per common share, basic	$(0.48)	$2.84	$5.73	$(0.56)
Net (loss) income per common share, diluted	$(0.48)	$2.84	$5.64	$(0.56)
Basic net (loss) income per share of common stock is based on the weighted-average number of shares of common stock outstanding during the period. Pre-funded warrants to purchase 416,673 shares of common stock that were issued in connection with the November 2022 follow-on offering are included in the weighted-average number of common shares outstanding for the three and nine months ended September 30, 2026 and 2025. The weighted-average number of common shares outstanding diluted for the three and nine months ended September 30, 2026 and 2025 excluded approximately 0.4 million and 0.8 million stock options and nonvested restricted stock awards and units, respectively, which were not dilutive.
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

The following table summarizes the information about reported segment revenues and significant segment expenses presented on the Company's condensed consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2026 and 2025:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2026	2025	2026	2025
Revenue	$—	$212	$212	$636
Less:
Research and development:
RLYB212	123	1,213	131	5,028
RLYB116	215	1,014	1,136	2,907
Other program candidates	—	39	7	(29)
Personnel expenses (including share-based compensation)	212	1,707	2,672	7,457
Other expenses	34	170	267	579
General and administrative, excluding personnel expenses	1,765	1,440	9,714	4,437
General and administrative, personnel expenses (including share-based compensation)	1,074	1,554	4,094	6,909
Other segment items*	(698)	(22,941)	(50,471)	(23,526)
Segment net (loss) income	$(2,725)	$16,016	$32,662	$(3,126)

*Other segment items include total other income, net, inclusive of the $50 million termination fee related to the Candid Merger Agreement, income tax expense, and loss on investment in joint venture.
10. RESTRUCTURING AND SEVERANCE
In connection with entering into the Candid Merger Agreement in the first quarter of 2026, the Company incurred severance charges of approximately $2.3 million of which $1.6 million was included in research and development expenses and $0.7 million was included in general and administrative expenses, with such amounts reflected in the condensed consolidated statements of operations and comprehensive (loss) income. The charges related to the Merger Agreement were cash-based expenditures related primarily to severance and benefit payments. The Company recognized all such charges during the first quarter of 2026, with such amounts reflected in the condensed consolidated statements of operations and comprehensive (loss) income. The accrued severance liability is included in accrued expenses in the condensed consolidated balance sheets as of September 30, 2026.
On May 2, 2025, the Company approved a workforce reduction to focus resources on the Company’s lead program, RLYB116, and its preclinical development programs.
As part of this effort, the Company eliminated approximately 40% of its positions. As a result of these actions, the Company incurred charges of approximately $1.7 million of which $1.2 million was included in research and development expenses and $0.5 million was included in general and administrative expenses, with such amounts reflected in the condensed consolidated statements of operations and comprehensive (loss) income. The charges related to the workforce reduction were cash-based expenditures related primarily to severance and benefit payments. The Company recognized all such charges during the second quarter of 2025, with such amounts reflected in the condensed consolidated statements of operations and comprehensive (loss) income.

All restructuring and severance payments related to the Candid Merger Agreement are expected to be paid within the next 12 months.
The following table summarizes the restructuring and severance accrual activity as of September 30, 2026:

(in thousands)	SEPTEMBER 30, 2026
Beginning accrued severance as of January 1, 2026	$523
Severance incurred during the period	2,302
Severance paid and adjustments made during the period	(1,988)
Ending accrued severance as of September 30, 2026	$837
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
The Company recognized no revenue during the three months ended September 30, 2026 and recognized revenue of $0.2 million during the nine months ended September 30, 2026. During the three and nine months ended September 30, 2025 the Company recognized $0.2 million and $0.6 million, respectively, related to data collection and data submission with the identified performance obligations, and the premium and discount allocated to revenue from the sale of the common stock to JJDC. As of September 30, 2026, all revenue was recognized due to the performance obligations being satisfied. On April 9, 2026, the J&J Collaboration Agreement terminated upon completion of the initial term of the agreement.
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

One business day following the Closing Date, the combined company and Computershare Trust Company, N.A. (the “Rights Agent”) are expected to enter into a Contingent Value Rights Agreement (the “Rallybio CVR Agreement”), pursuant to which holders of record of certain Rallybio securities as of the close of business on the last business day prior to the Closing Date will receive one contingent value right (each, a “Rallybio CVR”) for each outstanding share of Rallybio common stock, pre-funded warrant, Rallybio restricted stock unit or In the Money Parent Option (as defined in the Merger Agreement) held as of such date. Pursuant to the Rallybio CVR Agreement, each Rallybio CVR holder will be entitled to receive their pro rata share of all of the net proceeds (including cash or the value of stock to the extent listed on a national exchange, at the time of disposition), if any, received by Rallybio as a result of payments (“Rallybio CVR Payments”) made to Rallybio of (i) any upfront, milestone, royalty and other payments received under any disposition agreement related to Rallybio’s pre-Merger assets (the “Legacy Assets”), and (ii) all of the cash proceeds, if any, received from Recursion Pharmaceuticals, Inc. ("Recursion") under the Membership Interest Purchase Agreement, dated July 8, 2025, by and among Recursion, Exscientia Ventures I, Inc., Rallybio and Rallybio IPB, LLC (the “ENPP1 Purchase Agreement”). For a period of four months after the Closing Date, Rallybio will use commercially reasonable efforts to effect the disposition of the Legacy Assets with respect to a third party that Rallybio had been in discussions with regarding a disposition prior to the Closing Date, subject to certain limitations. Such net proceeds will be subject to certain permitted deductions, including for applicable tax payments, certain expenses incurred or other liabilities borne by Rallybio or its affiliates in respect of the Legacy Assets, and losses incurred by Rallybio or its affiliates due to a third-party proceeding in connection with such disposition.

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

As of September 30, 2026, we had cash and cash equivalents of $90.7 million. We believe that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months beyond the filing of this Quarterly Report on Form 10-Q, although we anticipate that the Merger will close prior to the end of 2026. See “—Liquidity and Capital Resources.”

We have incurred significant operating losses since inception, including operating losses of $3.4 million and $6.9 million for the three months ended September 30, 2026 and 2025, respectively and $17.8 million and $26.7 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in total other income of $27.5 million was a result of the termination of the Candid Merger Agreement on May 4, 2026 and payment of the related termination fee, offset by other income from the gain on sale of the JV in July 2025. As of September 30, 2026, we had an accumulated deficit of $269.3 million. These losses have resulted primarily from costs incurred in connection with research and development activities and general and administrative costs associated with our operations. We have not commercialized any products and have never generated revenue from the commercialization of any product. There can be no assurances, however, that additional funding will be available on terms acceptable to us, or at all.
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

We determined the J&J Collaboration Agreement and JJDC Securities Purchase Agreement represented combined agreements. In accordance with Accounting Standards Codification 606, Revenue Recognition and Accounting Standards Codification Topic 820, Fair Value Measurement, total consideration of $1.2 million for the shares of common stock from the JJDC Securities Purchase Agreement, which represents the premium of $0.7 million and discount for lack of marketability of $0.5 million, has been allocated to revenue and was recognized over the two-year expected performance period. As of September 30, 2026, all revenue was recognized due to the performance obligations being satisfied. On April 9, 2026, the J&J Collaboration Agreement terminated upon completion of the initial term of the agreement.

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

Loss on Investment in Joint Venture
We recognize the pro-rata share of losses in the joint venture with Recursion (as successor in interest to Exscientia) on the condensed consolidated statements of operations and comprehensive (loss) income within the loss on investment in joint venture line item, with a corresponding change to the joint venture investment asset on the condensed consolidated balance sheets for equity method investments for which we do not have a controlling interest in. In July 2025, we sold our interest in REV102 to Recursion.

Income Tax Expense
Income tax expense includes current taxes on income recognized from the termination of the Candid Merger Agreement which resulted in a termination fee. We continue to maintain a full valuation allowance against our deferred tax assets.

Comparison of the Three Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2026	2025	CHANGE
Revenue:
Collaboration and license revenue	$—	$212	$(212)
Total revenue	—	212	(212)
Operating expenses:
Research and development	584	4,143	(3,559)
General and administrative	2,839	2,994	(155)
Total operating expenses	3,423	7,137	(3,714)
Loss from operations	(3,423)	(6,925)	3,502
Total other income, net	778	22,941	(22,163)
(Loss) income before income tax and equity in losses of joint venture	(2,645)	16,016	(18,661)
Income tax expense	80	—	80
Loss on investment in joint venture	—	—	—
Net (loss) income	$(2,725)	$16,016	$(18,741)
Revenue
There was no collaboration and license revenue for the three months ended September 30, 2026. Collaboration and license revenue was $0.2 million for the three months ended September 30, 2025.
Operating Expenses
Research and Development Expenses
The following table summarizes our research and development costs for each of the periods presented:

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2026	2025	CHANGE
Direct research and development by program
RLYB212	$123	$1,213	$(1,090)
RLYB116	215	1,014	(799)
Other program candidates	—	39	(39)
Other unallocated research and development costs
Personnel expenses (including share-based compensation)	212	1,707	(1,495)
Other expenses	34	170	(136)
Total research and development expenses	$584	$4,143	$(3,559)
Research and development expenses were $0.6 million for the three months ended September 30, 2026, compared to $4.1 million for the three months ended September 30, 2025. The decrease of $3.6 million in 2026 as compared to 2025 was primarily due to:
▪a $1.1 million decrease in RLYB212 development costs, primarily related to a decrease in clinical costs and other related development costs as a result of our discontinuation of the FNAIT program in April 2025;

▪a $0.8 million decrease in RLYB116 development costs, primarily related to a decrease in clinical costs and other related development costs; and
▪a $1.5 million decrease in personnel expenses, primarily related to lower ongoing headcount during the three months ended September 30, 2026 as compared to the same period in 2025, in addition to a decrease in share-based compensation and a decrease in the bonus accrual.

General and administrative expenses were $2.8 million for the three months ended September 30, 2026, compared to $3.0 million for the three months ended September 30, 2025. The decrease of $0.2 million in 2026 as compared to 2025 was primarily due to:
▪a $0.5 million decrease in personnel expenses, primarily related to lower ongoing headcount during the three months ended September 30, 2026 as compared to the same period in 2025, in addition to a decrease in share-based compensation and a decrease in the bonus accrual.
This decrease was partially offset by:
▪a $0.3 million increase primarily related to legal fees, professional fees and other related general and administrative expenses, the vast majority of which were incurred in connection with the Merger.
Total Other Income, Net
Total other income, net, for the three months ended September 30, 2026 was $0.8 million compared to $22.9 million for the three months ended September 30, 2025. The decrease in total other income of $22.2 million was primarily due to the JV Sale in July 2025.

Income Tax Expense
Income tax expense for the period was primarily driven by current taxes on income recognized from the termination of the Candid Merger Agreement which resulted in a termination fee. We continue to maintain a full valuation allowance against its deferred tax assets.
Loss on Investment in Joint Venture
In July 2025, we sold our interest in REV102 to Recursion which resulted in no loss on investment in joint venture for the three months ended September 30, 2026 and 2025.

Comparison of the Nine Months Ended September 30, 2026 and 2025
The following table summarizes our results of operations:

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2026	2025	CHANGE
Revenue:
Collaboration and license revenue	$212	$636	$(424)
Total revenue	212	636	(424)
Operating expenses:
Research and development	4,213	15,942	(11,729)
General and administrative	13,808	11,346	2,462
Total operating expenses	18,021	27,288	(9,267)
Loss from operations	(17,809)	(26,652)	8,843
Total other income, net	51,875	24,400	27,475
Income (loss) before income tax and equity in losses of joint venture	34,066	(2,252)	36,318
Income tax expense	1,404	—	1,404
Loss on investment in joint venture	—	874	(874)
Net income (loss)	$32,662	$(3,126)	$35,788
Revenue
Collaboration and license revenue was $0.2 million and $0.6 million for the nine months ended September 30, 2026 and 2025, respectively.
Operating Expenses
Research and Development Expenses
The following table summarizes our research and development costs for each of the periods presented:

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2026	2025	CHANGE
Direct research and development by program
RLYB212	$131	$5,028	$(4,897)
RLYB116	1,136	2,907	(1,771)
Other program candidates	7	(29)	36
Other unallocated research and development costs
Personnel expenses (including share-based compensation)	2,672	7,457	(4,785)
Other expenses	267	579	(312)
Total research and development expenses	$4,213	$15,942	$(11,729)
Research and development expenses were $4.2 million for the nine months ended September 30, 2026, compared to $15.9 million for the nine months ended September 30, 2025. The decrease of $11.7 million in 2026 as compared to 2025 was primarily due to:
▪a $4.9 million decrease in RLYB212 development costs, primarily related to a decrease in clinical costs and manufacturing costs and other related development costs as a result of our discontinuation of the FNAIT program in April 2025;

▪a $1.8 million decrease in RLYB116 development costs, primarily related to a decrease in clinical costs and manufacturing costs and other related development costs; and
▪a $4.8 million decrease in personnel expenses, primarily related to lower ongoing headcount during the nine months ended September 30, 2026 as compared to the same period in 2025, in addition to a decrease in share-based compensation and a decrease in the bonus accrual.
These decreases were partially offset by:
▪an increase in personnel expenses, primarily related to severance recognized in connection with the Merger.

General and administrative expenses were $13.8 million for the nine months ended September 30, 2026, compared to $11.3 million for the nine months ended September 30, 2025. The increase of $2.5 million in 2026 as compared to 2025 was primarily due to:
▪a $5.3 million increase primarily related to legal fees, professional fees and other related general and administrative expenses, the vast majority of which were incurred in connection with the Merger and the Candid Merger.
This increase was partially offset by:
▪a $2.8 million decrease in personnel expenses, primarily related to lower ongoing headcount during the nine months ended September 30, 2026 as compared to the same period in 2025. In addition, there was a decrease in share-based compensation and a decrease in the bonus accrual in 2026 that was offset by an increase in severance recognized in connection with the Merger and the Candid Merger.
Total Other Income, Net
Total other income, net, for the nine months ended September 30, 2026 was $51.9 million compared to $24.4 million for the nine months ended September 30, 2025. The increase in total other income of $27.5 million was primarily a result of the termination of the Candid Merger Agreement, which resulted in a termination fee of $50.0 million paid to us on May 4, 2026, offset by other income of $22.4 million due to the gain on sale of the JV in July 2025.

Income Tax Expense
Income tax expense for the period was primarily driven by current taxes on income recognized from the termination of the Candid Merger Agreement and the related termination fee. We continue to maintain a full valuation allowance against our deferred tax assets.
Loss on Investment in Joint Venture
Loss on investment in joint venture was $0.9 million for the nine months ended September 30, 2025. In July 2025, we sold our interest in REV102 to Recursion which resulted in no loss on investment in joint venture for the nine months ended September 30, 2026.
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

In August 2022, we filed a Registration Statement on Form S-3 (the “Shelf”) with the SEC in relation to the registration and potential future issuance of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $300.0 million. The Shelf was declared effective on August 15, 2022. Pursuant to General Instruction I.B.6 to Form S-3 (“Instruction I.B.6”), a company with a public float of less than $75.0 million measured at certain time periods may not issue securities under Registration Statements on Form S-3 in excess of one-third of its public float in a 12-month period. We are subject to the limitations of Instruction I.B.6, which may limit the amount of funds we can raise using the Shelf or any other Registration Statement on Form S-3. In connection with the Shelf, we also simultaneously entered into a Sales Agreement with TD Securities (USA) LLC (f/k/a Cowen and Company, LLC) ("TD Cowen"), which was amended on March 13, 2025 (as amended, the "Sales Agreement"). In accordance with the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $9.55 million from time to time at prices through TD Cowen acting as our agent. Pursuant to the Sales Agreement, sales of our common stock, if any, will be made in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the "Securities Act"). Under the Sales Agreement, TD Cowen will be entitled to compensation equal to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. As of September 30, 2026, we had not sold any shares of common stock pursuant to the Sales Agreement.

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

As of September 30, 2026, we had $90.7 million of cash and cash equivalents.
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

If we continue to progress the development of our product candidates and because of the numerous risks and uncertainties, length of time and scope of activities associated with research, development and commercialization of pharmaceutical product candidates, we are unable to estimate the actual amount of funds we will require for development, approval and any approved marketing and commercialization activities.

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
Cash Flows
The following table summarizes our cash flows for each of the periods presented:

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2026	2025
Net cash provided by (used in) operating activities	$35,665	$(25,134)
Net cash provided by investing activities	23,400	43,343
Net cash provided by financing activities	254	10
Net increase in cash and cash equivalents	$59,319	$18,219
Operating Activities
During the nine months ended September 30, 2026, net cash provided by operating activities was $35.7 million as compared to $25.1 million of net cash used during the nine months ended September 30, 2025. The increase in net cash provided by operating activities during the nine months ended September 30, 2026 as compared to net cash used during the nine months ended September 30, 2025 was primarily a result from the termination of the Candid Merger Agreement, which resulted in a termination fee of $50.0 million paid to us in May 2026, in addition to a decrease in research and development activities; offset by an increase in general and administration activities and other income due to the gain on sale of the JV in July 2025.
Investing Activities
Net cash provided by investing activities was $23.4 million during the nine months ended September 30, 2026 as compared to $43.3 million of net cash provided by investing activities during the nine months ended September 30, 2025. The decrease of $19.9 million in net cash provided by investing activities was primarily related to proceeds of $23.4 million from maturities of highly-rated debt securities during the nine months ended September 30, 2026, as compared to proceeds from maturities of highly-rated debt securities of $35.5 million and proceeds of $20.0 million from the sale of common stock received from the sale of the JV during the nine months ended September 30, 2025, partially offset by purchases of highly-rated debt securities of $10.6 million and investment in the JV of $1.5 million during the nine months ended September 30, 2025.
Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2026 was $254 thousand primarily representing proceeds from the issuance of common stock from the exercise of stock options and under the stock purchase plan. Net cash provided by financing activities during the nine months ended September 30, 2025 was $10 thousand primarily representing the issuance of common stock under the stock purchase plan.

Contractual Obligations
There have been no other material changes in our contractual obligations and commitments during the nine months ended September 30, 2026 from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.
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
Off-Balance Sheet Arrangements
As of September 30, 2026 and December 31, 2025, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are not required to provide the information under this item.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company on the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including, our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our ability to consummate a strategic transaction depends upon our ability to retain our remaining employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. As of September 30, 2026, we had only 6 full-time employees. Our ability to successfully complete the Merger depends in large part on our ability to retain key personnel that are necessary to maintain our operations between now and the Effective Time. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. Our cash conservation activities may yield other unintended consequences, such as reduced employee morale, which may cause remaining employees to seek alternative employment. The loss of the services of certain employees could potentially harm our ability to consummate the Merger, to run our day-to-day business operations, as well as to fulfill our reporting obligations as a public company.

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
According to SEC guidance, the requirements applicable to reporting shell company business combinations apply to any company that sells or otherwise disposes of its historical assets or operations in connection with or as part of a plan to combine with a non-shell private company in order to convert the private company into a public one. We have taken steps to winddown our general and administrative operations that will not be needed after Closing and expect to issue the Rallybio CVRs in connection with the Closing and, as such, our plan to merge with Avenzo, resulting in the conversion of Avenzo into a public company, will be subject to the SEC requirements applicable to reporting shell company business combinations, which are as follows:

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

Our equityholders may not receive any payment on the Rallybio CVRs and the Rallybio CVRs may otherwise expire valueless.
The right of our equityholders to receive any future payment for or derive any value from the Rallybio CVRs will be contingent solely upon (i) our and Avenzo’s (or the combined company’s) ability to monetize all or any part of the Legacy Assets pursuant to one or more disposition agreements entered into within the time period specified in the Rallybio CVR Agreement, and the timing and amount of the consideration received thereunder and (ii) the receipt of cash proceeds from Recursion under the ENPP1 Purchase Agreement. If we and/or Avenzo or the combined company (x) are not successful in entering into disposition agreements related to the Legacy Assets or receiving payments thereunder, or if such payments are not sufficient to result in the payment of any Rallybio CVR Payments as a result of permitted deductions thereto and (y) do not receive cash proceeds from Recursion pursuant to the ENPP1 Purchase Agreement, in each case within the time period specified in the Rallybio CVR Agreement, no payments will be made in respect of the Rallybio CVRs, and the Rallybio CVRs will expire valueless.

Following the effective time, the combined company will have sole authority over whether and how to monetize the Legacy Assets (if at all), and the combined company’s only obligations will be to carry out the obligations set forth in the Rallybio CVR Agreement.

Furthermore, the Rallybio CVRs will be unsecured obligations of the combined company and all payments under the Rallybio CVRs and all other obligations under the Rallybio CVR Agreement and the Rallybio CVRs and any rights or claims relating thereto will be subordinated in right of payment to the prior payment in full of all current or future senior obligations of the combined company.

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
We have incurred significant operating losses since inception, including operating losses of $3.4 million and $6.9 million for the three months ended September 30, 2026 and 2025, respectively and $17.8 million and $26.7 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in total other income of $27.5 million was a result of the termination of the Candid Merger Agreement on May 4, 2026 and the payment of the related termination fee, offset by other income from the gain on sale of the JV in July 2025 . As of September 30, 2026, we had an accumulated deficit of $269.3 million. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to gain regulatory approval and become commercially viable. Since inception, we have devoted substantially all of our resources to raising capital, conducting discovery and research activities, acquiring product candidates, establishing and protecting our intellectual property, preparing for and conducting clinical trials, and establishing arrangements with third parties for the manufacture of our product candidates. We do not have any product candidates approved for sale and have not generated any revenue from product sales.

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

If we continue to progress the development of our product candidates, we believe that our existing cash and cash equivalents as of September 30, 2026, will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months beyond the date of the filing of this Quarterly Report on Form 10-Q. This estimate and our expectation to advance the preclinical and clinical development of RLYB116 and any other product candidates are based on assumptions that may prove to be wrong, or we may be subject to changing circumstances. We could exhaust our available capital resources sooner than we expect. Our business is subject to numerous risks and uncertainties, and we may be unable to accurately estimate the actual amount of funds we will require for development and commercialization of our product candidates. Our future capital requirements, both near and long-term, will depend on many factors, including, but not limited to:

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
As of September 30, 2026, we had 6 full-time employees, upon whom we rely for various administrative, research and development, business development and other support services shared among our subsidiaries. The size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support the operations of all of our subsidiaries, including their research and development activities, the management of financial, accounting, and reporting matters, and the oversight of our third-party vendors and partners. If our centralized team or our third-party vendors and partners performing such functions fail to provide adequate administrative, research and development, or other services across our entire organization, our business, financial condition, and results of operations could be harmed.

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
Shares of our common stock were offered in our IPO in July 2021 at a price of $104.00 per share and between the date of our IPO and October 20, 2026, the closing price per share of our common stock has ranged from as low as $2.00 to as high as $187.20. Some of the factors that may cause the market price of our common stock to fluctuate include:

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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. As of October 20, 2026, we have 5,383,937 shares of common stock outstanding. All of these shares may be resold in the public market immediately, unless held by our affiliates who are subject to volume limitations under Rule 144. As of October 20, 2026, we also have pre-funded warrants to purchase up to an aggregate of 416,673 shares of common stock outstanding. We may not effect the exercise of any pre-funded warrant, and a holder will not be entitled to exercise any portion of any pre-funded warrant if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates) would exceed 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, which percentage may be increased or decreased at the holder’s election upon 61 days’ notice to us subject to the terms of such pre-funded warrants, provided that such percentage may in no event exceed 19.99%.

Moreover, as of September 30, 2026, certain holders of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. On May 9, 2023, we registered an aggregate of 1,543,950 shares of common stock held by holders with registration rights, for resale, pursuant to a registration statement on Form S-3. In addition, we have entered into the Sales Agreement with TD Cowen to offer and sell shares of our common stock having an aggregate offering price of up to $100,000,000, from time to time, through an at-the-market offering program. We also registered an aggregate of 1,737,094 shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Insiders have substantial influence over us, which could limit your ability to affect the outcome of key transactions, including a change of control.
Our directors and executive officers and their affiliates beneficially own shares representing approximately 25% of our outstanding common stock as of October 20, 2026. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these holders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)
Except as disclosed in our previously filed current reports on Form 8-K, the Company has not issued equity securities of the Company on an unregistered basis during the quarter ended September 30, 2026.

Item 5. Other Information
Director and Officer Trading Arrangements
During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act, as amended) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description
2.1
Agreement and Plan of Merger and Reorganization among Rallybio Corporation, Farmington Merger Sub, Inc. and Avenzo Therapeutics, Inc., dated as of May 31, 2026 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-40693), filed with the SEC on June 1, 2026)

10.1†
Side Letter to Employment Agreement, by and between Rallybio Corporation, Rallybio, LLC and Jonathan Lieber, dated September 8, 2026 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-40693), filed with the SEC on June 9, 2026).

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

RALLYBIO CORPORATION

Date: October 27, 2026	By:	/s/ Stephen Uden
Stephen Uden, M.D.
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: October 27, 2026	By:	/s/ Jonathan I. Lieber
Jonathan I. Lieber
Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)